Form 10-Q
period 2010-09-30
CoreSite Realty Corp
filed 2010-11-12
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
Commission file number 001-34877

CoreSite Realty Corporation
(Exact name of registrant as specified in its charter)

Maryland	27-1925611
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

1050 17th Street, Suite 800
Denver, CO	80265
(Address and zip code of principal executive offices)	(Zip Code)
(866) 777-2673
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at November 12, 2010 was 19,654,040

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	The Company	The Predecessor
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Investments in real estate
Land	$84,738	$43,186
Building & building improvements	442,197	137,158
Leasehold improvements	77,752	30,782

	604,687	211,126
Less: Accumulated depreciation and amortization	(25,720)	(16,207)

Net income producing properties	578,967	194,919
Construction in progress	8,383	23,136

Net investments in real estate	587,350	218,055
Cash and cash equivalents	82,042	7,466
Restricted cash	15,983	1,057
Accounts and other receivables, net of allowance for doubtful accounts of $336 and $271 as of September 30, 2010 and December 31, 2009, respectively	5,368	1,566
Deferred rent receivable	5,180	3,413
Lease intangibles, net of accumulated amortization of $5,511 and $4,829 as of September 30, 2010 and December 31, 2009, respectively	83,582	2,140
Deferred leasing costs, net of accumulated amortization of $2,781 and $1,571 as of September 30, 2010 and December 31, 2009, respectively	8,049	5,055
Deferred financing costs, net of accumulated amortization of $633 and $859 as of September 30, 2010 and December 31, 2009, respectively	3,824	448
Goodwill	40,191	—
Other assets	3,494	220

Total assets	$835,063	$239,420

LIABILITIES AND STOCKHOLDERS’ EQUITY AND MEMBER’S EQUITY
Mortgage loans payable	$123,977	$62,387
Accounts payable and accrued expenses	16,967	6,449
Due to related parties	—	6
Deferred rent payable	1,910	1,733
Acquired below-market lease contracts, net of accumulated amortization of $3,866 and $3,260 as of September 30, 2010 and December 31, 2009, respectively	17,538	2,459
Prepaid rent and other liabilities	7,383	4,048

Total liabilities	167,775	77,082
Redeemable noncontrolling interests	429,845	—
Stockholders’ equity and member’s equity
Member’s equity	—	162,338
Common stock, par value $0.01, 100,000,000 shares authorized and 19,458,605 shares issued and outstanding at September 30, 2010	194	—
Additional paid-in capital	239,223	—
Accumulated deficit	(1,974)	—

Total stockholders’ equity and member’s equity	237,443	162,338

Total liabilities, redeemable noncontrolling interests and stockholders’ equity and member’s equity	$835,063	$239,420

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	The Company	The Predecessor	The Company	The Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Operating revenues:
Rental revenue	$9,348	$4,984	$24,377	$12,942
Power revenue	3,598	1,957	8,520	5,009
Tenant reimbursement	703	260	1,406	835
Other revenue	490	272	1,254	1,050

Total operating revenues	14,139	7,473	35,557	19,836
Operating expenses:
Property operating and maintenance	5,806	3,742	14,272	10,329
Real estate taxes and insurance	450	431	1,262	1,333
Management fees to related party	1,287	585	3,582	1,499
Depreciation and amortization	4,900	2,835	11,848	8,114
Sales and marketing	65	32	125	95
General and administrative	1,997	833	2,498	1,467
Transaction costs	3,275	—	3,275	—
Rent	787	699	2,177	2,137

Total operating expenses	18,567	9,157	39,039	24,974

Operating loss	(4,428)	(1,684)	(3,482)	(5,138)
Interest income	2	1	2	2
Interest expense	(680)	(599)	(1,590)	(1,777)

Net loss	$(5,106)	$(2,282)	$(5,070)	$(6,913)
Net loss attributable to redeemable noncontrolling interests	(3,096)	—	(3,096)	—

Net loss attributable to controlling interests	$(2,010)	$(2,282)	$(1,974)	$(6,913)

Basic and diluted loss per common share
Net loss attributable to controlling interests per common share	$(3.14)	N/A	$(9.14)	N/A

Weighted average common shares outstanding	640,893	N/A	215,978	N/A

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

			Additional			Total
	Common Shares		Paid-in	Accumulated	Member’s	Stockholders’
	Number	Amount	Capital	Deficit	Equity	Equity
Balance at December 31, 2009	—	$—	$—	$—	$162,338	$162,338
Contributions	—	—	—	—	33,399	33,399
Distributions	—	—	—	—	(2,000)	(2,000)
Initial capitalization of CoreSite Realty Corporation	1,000	—	—	—	—	—
Issuance of common stock	19,435,000	194	310,766	—	—	310,960
Issuance of Operating Partnership units in exchange for 100% of the interests in our predecessor	—	—	—	—	(236,764)	(236,764)
Offering costs	—	—	(25,019)	—	—	(25,019)
Reclassify member’s equity to additional paid in capital	—	—	(43,027)	—	43,027	—
Issuance of stock awards	22,605	—	361	—	—	361
Amortization of deferred compensation	—	—	21	—	—	21
Net loss attributable to controlling interests	—	—	—	(1,974)	—	(1,974)
Adjustment to reflect redeemable noncontrolling interests at redemption value	—	—	(3,879)	—	—	(3,879)

Balance at September 30, 2010	19,458,605	$194	$239,223	$(1,974)	$—	$237,443

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	The Company	The Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,070)	$(6,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,848	8,114
Amortization of above/below market leases	(584)	(778)
Amortization of deferred financing costs	352	339
Bad debt expense	(82)	719
Changes in operating assets and liabilities:
Restricted cash	610	(167)
Accounts receivable	4,076	6
Due to and due from related parties	660	(619)
Deferred rent receivable	(1,766)	(1,927)
Deferred leasing costs	(4,545)	(1,334)
Other assets	(1,226)	(142)
Accounts payable and accrued expenses	(1,959)	620
Prepaid rent and other liabilities	86	1,032
Deferred rent payable	176	183

Net cash provided by (used in) operating activities	2,576	(867)

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(46,183)	(11,684)
Assumption of cash balances in connection with the contribution of the CoreSite Acquired Properties	10,269	—
Changes in reserves for capital improvements	2,085	605

Net cash used in investing activities	(33,829)	(11,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	310,960	—
Offering costs	(25,019)	—
Redemption of operating partnership units	(125,513)	—
Proceeds from mortgages payable	70,300	3,397
Repayments of mortgages payable	(152,600)	—
Payments of loan fees and costs	(3,698)	(86)
Contributions	33,399	9,472
Distributions	(2,000)	—

Net cash provided by financing activities	105,829	12,783

Net change in cash and cash equivalents	74,576	837
Cash and cash equivalents, beginning of period	7,466	3,495

Cash and cash equivalents, end of period	$82,042	$4,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,136	$1,344
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$1,516	$—
Contribution of the CoreSite Acquired Properties for Operating Partnership units	$316,836	$—
See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
1. Organization
CoreSite Realty Corporation, (the “Company,” “we,” or “our”), was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2010. Through our controlling interest in CoreSite, LP, (our “Operating Partnership”) we are engaged in the business of ownership, acquisition, construction and management of technology-related real estate. On September 28, 2010, we closed on our initial public offering of common stock (the “IPO”) and completed the following transactions (which are also discussed in further details in footnote 8):
•	Issued 19,435,000 shares of our common stock in exchange for proceeds of $289.2 million net of underwriter discounts and commissions of $21.8 million,

•	In our formation transactions, our Operating Partnership acquired 100% of the ownership interests in the entities that owned the CoreSite Predecessor, as defined below, from the Carlyle real estate funds and their affiliates in exchange for 14,797,755 Operating Partnership units, or $236.8 million in value based on our initial public offering price of $16.00 per share of the Company’s common stock,

•	In our formation transactions, our Operating Partnership acquired 100% of the ownership interests in the entities that owned the CoreSite Acquired Properties, as defined below, from the Carlyle real estate funds and their affiliates in exchange for 19,802,245 Operating Partnership units, or $316.8 million in value based on our initial public offering price of $16.00 per share of the Company’s common stock,

•	Concurrently with the closing of the IPO, we used a portion of the cash proceeds to purchase from the Carlyle real estate funds and their affiliates 8,435,000 Operating Partnership units for an aggregate purchase price of $125.5 million,

•	We purchased an additional 11,000,000 newly-issued Operating Partnership units from our Operating Partnership for a purchase price of $163.7 million, and

•	We entered into a $110.0 million secured credit facility that contains an accordion feature that allows us to increase the total commitment by $90.0 million, to $200.0 million, under specified terms.
Because these transactions occurred shortly before September 30, 2010, the financial condition and results of operations for the entities acquired by our predecessor in connection with the IPO and related formation transactions are only included in the condensed consolidated financial statements since the date of the transactions. Prior to the date of the transactions of September 28, 2010, the condensed consolidated financial statements include only the activities and capital structure of our predecessor. More specifically, our results of operations for the three and nine month periods ending September 30, 2010 reflect the operations of the consolidated CoreSite Predecessor entities as defined in the table below, together with the CoreSite Acquired Properties from the date of their acquisition, September 28, 2010. Changes in our capital structure that occurred on September 28, 2010, including the acquisition of our predecessor by our Operating Partnership, are reflected since that date in the financial statements including the allocation of net loss attributable to noncontrolling interest holders and calculations of loss per share. Our financial condition as of December 31, 2009 and results of operations for the three and nine month periods ending September 30, 2009 reflect the financial condition and operating results for the CoreSite Predecessor entities. The accompanying condensed consolidated financial statements include the following entities and properties:

CoreSite Predecessor	Coresite Acquired Properties
CRP Fund V Holdings, LLC	One Wilshire
1656 McCarthy	900 N. Alameda
2901 Coronado	55 S. Market
Coronado-Stender Properties	427 S. LaSalle
70 Innerbelt	1275 K Street
32 Avenue of the Americas	2115 NW 22nd Street
12100 Sunrise Valley	CoreSite, LLC
Our Predecessor includes the limited liability companies which were all wholly owned, directly or indirectly, by CRP Fund V Holdings, LLC. We have determined that CRP Fund V Holdings, LLC, is the acquirer for accounting purposes and therefore, interests contributed by CRP Fund V Holdings, LLC in the formation transactions (the CoreSite Predecessor entities and properties) were recorded at historical cost. The contribution or acquisition of interests in the CoreSite Acquired Properties has been accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of the contribution.

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the expected results for the year ending December 31, 2010. Intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Investments in Real Estate
Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the property’s weighted-average borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Capitalized interest costs were less than $0.1 million and $0.5 million for the three and nine months ended September 30, 2010, respectively, and were not significant for the three and nine months ended September 30, 2009.
Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset
Depreciation expense was $4.0 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively, and $9.6 million and $6.7 million for the nine months ended September 30, 2010 and 2009, respectively.
Acquisition of Investment in Real Estate
Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and the value of customer relationships.
The fair value of the land and building of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants.

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either an increase to or a reduction of rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either an increase to or a reduction of rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value.
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Cash and Cash Equivalents
Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.
Restricted Cash
The Company is required to maintain certain minimum cash balances in escrow by loan agreements to cover various building improvements and obligations related to tax assessments and insurance premiums. The Company is legally restricted by these agreements from using this cash other than for the purposes specified therein.
Deferred Costs
Deferred leasing costs include commissions and other direct and incremental costs incurred to obtain new customer leases, which are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are written off to amortization expense.
Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included as a component of interest expense.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three and nine months ended September 30, 2010 and 2009 no impairment was recognized.
Revenue Recognition
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the non-cancellable term of the agreements. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable. If a lease terminates prior to its stated expiration, the deferred rent receivable relating to that lease is written off to rental revenue.
When arrangements include both lease and nonlease elements, the revenue associated with separate elements are allocated based on their relative fair values. The revenue associated with each element is then recognized as earned. Interconnection, utility and power services are considered as separate earnings processes that are provided and completed on a month-to-month basis and revenue is recognized in the period that the services are performed. Utility and power services are included in power revenue in the accompanying statements of operations. Interconnection services are included in other revenue in the accompanying statements of operations. Set-up charges and utility installation fees are initially deferred and recognized over the term of the arrangement as other revenue or the expected period of performance unless management determines a separate earnings process exists related to an installation charge.
Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, and tenant reimbursements is considered by management to be uncollectible. At September 30, 2010 and December 31, 2009 the allowance for doubtful accounts totaled $0.3 million, and $0.3 million, respectively. Additions to the allowance for doubtful accounts were $0.3 million, $0.6 million, $0.2 million, and $0.7 million, for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, respectively. Write-offs (recoveries) charged against the allowance were less than $0.1 million, less than ($0.1) million, $0.1 million and $0.3 for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, respectively.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the three months ended September 30, 2010 and 2009 were less than $0.1 million and $0, respectively. Advertising costs for the nine months ended September 30, 2010 and 2009 were less than $0.1 million and less than $0.1 million, respectively.
Asset Retirement Obligations
We record accruals for estimated retirement obligations. The asset retirement obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease where the Company is the lessee. At September 30, 2010 and December 31, 2009, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $2.1 million and $1.5 million, respectively.
Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our initial taxable year ending December 31, 2010. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.
To maintain REIT status we will distribute a minimum of 90% of the Company’s taxable income. However, it is our policy and intent, subject to change, to distribute 100% of the Company’s taxable income and therefore, no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. Any taxable income prior to the completion of the IPO is the responsibility of the Company’s prior members. The allocable share of income is included in the income tax returns of the members. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that would otherwise be impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes. Relative deferred tax assets and liabilities arising from temporary differences in financial reporting versus tax reporting are also established as determined by management.
We currently have no liabilities for uncertain tax positions.
Concentration of Credit Risks
The Company’s cash and cash equivalents are maintained in various financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk in this area. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements.
For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, total operating revenues recognized from one customer accounted for 9.9%, 18.2%, 11.4% and 21.0%, respectively. For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, total operating revenues recognized from another customer accounted for 31.1%, 13.4%, 22.2% and 7.9%, respectively. The Company obtains security deposits from most of its tenants.
Segment Information
The Company manages its business as one reportable segment consisting of investments in data centers located in the United States. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics amongst all markets, including the nature of the services provided and the type of customers purchasing such services.

Recent Accounting Pronouncements
In January 2010, the accounting requirements for fair value measurements were modified to provide disclosures about transfers into and out of Levels 1 and 2, separate detail of activity relating to Level 3 measurements, and disclosure by class of asset and liability as opposed to disclosure by the major category of assets and liabilities, which was often interpreted as a line item on the balance sheet. The accounting guidance also clarifies for Level 2 and Level 3 measurements that a description of the valuation techniques and inputs used to measure fair value and a discussion of changes in valuation techniques or inputs, if any, are required for both recurring and nonrecurring fair value measurements. This standard is effective for the Company’s fiscal year beginning January 1, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Company’s fiscal year beginning January 1, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.
3. Acquisitions
As described in Note 1, the Company acquired the CoreSite Acquired Properties as part of the Company’s initial public offering for $316.8 million. In connection with the acquisition of the CoreSite Acquired Properties, the Company incurred $3.3 million of transaction costs. The results of operations for each of the acquired entities are included in our condensed consolidated statements of operations only from the date of acquisition. We acquired these entities on September 28, 2010, and as such, the following table reflects the initial allocation of the purchase price based on preliminary estimates (in thousands):

Consideration paid
Issuance of operating partnership units	$316,836
Allocation of consideration paid to acquire Coresite Acquired Properties
Net investments in real estate	$334,839
Lease intangibles	82,124
Goodwill	40,191
Mortgage loans payable	(143,863)
Below market leases	(15,686)
Other assets and liabilities acquired, net	19,231

Total allocation of consideration paid	$316,836

Operating revenues of $0.8 million and an operating loss of $(3.0) million attributed to CoreSite Acquired Properties since the date of acquisition are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2010. If the acquisition of the CoreSite Acquired Properties had occurred on January 1, 2010 and 2009 the condensed consolidated results of operations for the nine months ended September 30, 2010 and 2009 on a pro forma basis would have been as follows (in thousands):

	Nine Months Ended
	September 30,
	2010(1)	2009(1)
Revenue	$105,809	$83,879
Expenses	122,123	110,513
Operating loss	(16,314)	(26,634)
Net loss	(21,274)	(31,487)

(1)	These unaudited pro froma results do not purport to be indicative of what operating results would have been had the acquisition occurred on January 1, 2010 or January 1, 2009, and may not be indicative of future operating results.

4. Acquired Intangible Assets and Liabilities
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). During the three months ended September 30, 2010, the Company added approximately $82.1 million of new intangible assets (excluding amount attributed to goodwill) and $15.7 million of new intangible liabilities. The weighted average life of the intangible assets and intangible liabilities acquired during the three months ended September, 2010 is 3.2 years and 10.8 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in rental revenue in the condensed consolidated statements of operations. Amortization of other intangibles is recorded in depreciation and amortization in the condensed consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss was recognized for the three and nine months ended September 30, 2010 or 2009.
Above-market and below-market lease intangibles balances at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Lease contracts above-market value	$8,668	$680
Accumulated amortization	(627)	(605)

Lease contracts above-market value, net	$8,041	$75

Lease contracts below-market value	$21,404	$5,719
Accumulated amortization	(3,866)	(3,260)

Lease contracts below-market value, net	$17,538	$2,459

The net effect of amortization of acquired above-market and below-market leases on rental income was less than $0.1 million and $0.3 million, for the three months ended September 30, 2010 and 2009, respectively. The net effect of amortization of acquired above-market and below-market leases on rental income was $0.6 million, and $0.8 million, for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, lease intangible liabilities, which are classified as below-market leases have a weighted average remaining life of 9.1 years and 4.7 years, respectively, and lease intangible assets, which are classified as above-market leases, have a weighted average remaining life of 3.5 years and 9.5 years, respectively. The estimated amortization of acquired below-market leases, net of acquired above-market leases for the remainder of 2010 and each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year
2010 (remaining three months)	$390
2011	1,563
2012	1,275
2013	790
2014	508
2015	559
Thereafter	4,412

Total	$9,497

Amortization of all other identified intangible assets was $0.3 million and $0.2 million, for the three months ended September 30, 2010 and 2009, respectively. Amortization of all other identified intangible assets was $0.7 million and $0.6 million, for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the weighted average remaining useful life was 3.3 years and 5.4 years, respectively. The estimated amortization of all other identified intangible assets for the remainder of 2010 and each of the five succeeding fiscal years, is as follows (in thousands):

Year
2010 (remaining three months)	$11,146
2011	31,616
2012	16,956
2013	7,140
2014	3,031
2015	1,919
Thereafter	3,733

Total	$75,541

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The increase in goodwill of $40.2 million is a result of the acquisition of the CoreSite Acquired Properties of which we expect none to be deductible for tax purposes.
5. Investment in Real Estate
The following is a summary of the properties owned and leased at September 30, 2010 (in thousands):

		Acquisition		Buildings and	Leasehold	Construction in
Property Name	Location	Date	Land	Improvements	Improvements	Progress	Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$20,328	$—	$932	$26,346
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	44,698	—	62	48,732
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	15,928	15,807	—	1,336	33,071
70 Innerbelt	Somerville, MA	4/11/2007	6,100	59,975	—	232	66,307
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	30,809	5	30,814
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	59,608	—	852	72,560
One Wilshire(1)	Los Angeles, CA	9/28/2010	—	—	39,578	1,647	41,225
900 N. Alameda(1)	Los Angeles, CA	9/28/2010	28,467	92,241	—	1,892	122,600
55 S. Market(1)	San Jose, CA	9/28/2010	6,863	90,704	—	1,194	98,761
427 S. LaSalle(1)	Chicago, IL	9/28/2010	5,493	49,512	—	11	55,016
1275 K Street(1)	Washington, DC	9/28/2010	—	—	4,667	134	4,801
2115 NW 22nd Street(1)	Miami, FL	9/28/2010	729	9,324	—	1	10,054

Total			$84,738	$442,197	$75,054	$8,298	$610,287

(1)	For the properties acquired on September 28, 2010, these amounts represent the preliminary purchase price allocation as described in note 3.
6. Debt
A summary of outstanding indebtedness as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

		Maturity		September 30,		December 31,
	Interest Rate	Date		2010		2009
Senior secured credit facility	(1)	September 28, 2013		$—		$—
427 S. LaSalle — Senior mortgage loan	LIBOR plus 0.60% (0.86% and 0.83% at September 30, 2010 and December 31, 2009)	March 9, 2011		25,000	(2)	—
427 S. LaSalle — Subordinate mortgage loan	LIBOR plus 2.95% (3.21% and 3.18% at September 30, 2010 and December 31, 2009)	March 9, 2011		5,000	(2)	—
427 S. LaSalle — Mezzanine loan	LIBOR plus 4.83% (5.09% and 5.06% at September 30, 2010 and December 31, 2009)	March 9, 2011		10,000	(2)	—
55 S. Market	LIBOR plus 3.50% (3.76% at September 30, 2010)(4)	October 9, 2012		60,000		—
12100 Sunrise Valley	LIBOR plus 2.75% (3.01% and 3.00% at September 30, 2010 and December 31, 2009)(4)	June 1, 2013		25,560		17,362
70 Innerbelt	7.25%	N/A	(3)	—		14,486
Coronado Stender Business Park	LIBOR plus 1.40% (1.63% at December 31, 2009)	N/A	(3)	—		30,539

Total principal outstanding				125,560		62,387

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				(1,583)		—

Total indebtedness				$123,977		$62,387

(1)	The Company can elect to have borrowings under the credit facility bear interest at a rate per annum equal to (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis points, depending on our leverage ratio.

(2)	Amounts represent the principal balance outstanding as of September 30, 2010 and excludes a $1.6 million fair value of acquired debt adjustment resulting from CoreSite Predecessor’s acquisition of the CoreSite Acquired Properties.

(3)	In connection with the closing of our initial public offering, the CoreSite Predecessor repaid certain mortgage loans secured by the 70 Innerbelt and Coronado Stender Business Park properties.

(4)	Subsequent to September 30, 2010, we have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these LIBOR based loans. See below for further details.

Senior Secured Credit Facility
In conjunction with our IPO and formation transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent, joint lead arranger and joint book manager and RBC Capital Markets Corporation acts as a joint lead arranger and joint book manager. The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and on a secured basis by our subsidiaries that own the real estate properties known as 1656 McCarthy, 2901 Coronado, 70 Innerbelt and 900 N. Alameda. The facility has an initial maturity date of September 28, 2013 with a one-time extension option, which if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the facility at initial maturity and certain other customary conditions. As of September 30, 2010, the Company has not drawn any funds under the facility.
The Company can elect to have borrowings under the credit facility bear interest at a rate per annum equal to (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis points, depending on our leverage ratio. The secured revolving credit facility contains an accordion feature that allows us to increase the total commitment by $90.0 million, to $200.0 million if certain customary conditions are satisfied.
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of September 30, 2010, $100.8 million was available for us to borrow under the facility. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
•	a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 0.55:1.00;

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75:1.00;

•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 0.30:1.00;

•	a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility to gross asset value) of 0.30:1.00; and

•	a minimum tangible net worth equal to at least 75% of our tangible net worth at the closing of this offering plus 80% of the net proceeds of any additional equity issuances.
Financing costs of $2.3 million, which were incurred in connection with the execution of the credit facility, have been capitalized and are included in deferred financing costs. Amortization of these deferred financing costs for the three and nine months ended September 20, 2010 were not significant.
427 S. LaSalle
As of September 30, 2010, the Company had a senior mortgage loan, subordinate mortgage loan and mezzanine loan payable of $25.0 million, $5.0 million and $10.0 million, respectively. These loans are secured by deeds of trust on the property and bear interest as follows: LIBOR plus 60 basis points for the senior mortgage loan (0.86% and 0.83% as of September 30, 2010 and December 31, 2009, respectively), LIBOR plus 295 basis points for the subordinate mortgage loan (3.21% and 3.18% as of September 30, 2010 and December 31, 2009, respectively) and LIBOR plus 483 basis points for the mezzanine loan payable (5.09% and 5.06% as of September 30, 2010 and December 31, 2009, respectively). The loans payable require payments of interest only until maturity, and are subject to various prepayment penalties and fees. The loans’ original maturity dates are March 9, 2010 with two 12-month extensions available, which are exercisable subject to the Company’s compliance with certain customary conditions. On March 9, 2010, the first extension was exercised, and the maturity was extended to March 9, 2011.
55 S. Market
Concurrently with the closing of our initial public offering on September 28, 2010, the Company refinanced the maturing $73.0 million of debt secured by our 55 S. Market property with a new $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided the Company meets certain financial and other customary conditions and is subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points, requires the payment of interest only until maturity, and is subject to various prepayment penalties and fees. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of September 30, 2010, the Company was in compliance with the covenants. The outstanding principal amount was $60.0 million as of September 30, 2010.
On October 7, 2010, the Company entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.

12100 Sunrise Valley
As of September 30, 2010, 12100 Sunrise Valley had a mortgage loan payable of $25.6 million, which bears interest at LIBOR plus 275 basis points (3.01% and 3.00% at September 30, 2010 and December 31, 2009, respectively). Additional draws may be made under the loan agreement up to a maximum of $32.0 million to fund specified construction. The mortgage loan payable is secured by 12100 Sunrise Valley and requires payments of interest only until the “amortization commencement date” on June 1, 2011. On June 8, 2010, the Company exercised two one-year extension options, which extended the maturity date to June 1, 2013. The Company can exercise the one remaining one year extension option provided the Company meets certain financial and other customary conditions and is subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain nonfinancial covenants. As of September 30, 2010, the Company is in compliance with all covenants.
On October 8, 2010, the Company purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.
Debt Maturities
The following table summarizes our debt maturities and principal payments as of September 30, 2010 (in thousands):

Year
2010 (remaining three months)	$—
2011	40,000
2012	60,000
2013	25,560

Total	$125,560

Repayment of Mortgages and Notes Payable
Concurrently with the closing of the initial public offering, the Company used proceeds from the offering to repay certain outstanding mortgages and notes payable of the predecessor and the CoreSite Acquired Properties as follows:
CoreSite Predecessor indebtedness repaid:
•	$14.5 million on a mortgage loan secured by our 70 Innerbelt property with an interest rate of 7.25% as of September 28, 2010 that was scheduled to mature on March 1, 2011;

•	$28.0 million on a senior mortgage loan secured by the Coronado Stender Business Park with an interest rate of LIBOR plus 1.40% that was scheduled to mature on March 9, 2011; and

•	$4.6 million on a junior mortgage loan secured by the Coronado Stender Business Park with an interest rate of LIBOR plus 1.40% that was scheduled to mature on March 9, 2011.
CoreSite Acquired Properties indebtedness repaid:
•	$32.0 million on a senior mortgage loan secured by our 900 N. Alameda property with an interest rate of 7.75% as of September 28, 2010 that was scheduled to mature on November 1, 2010;

•	$0.5 million on a subordinate mortgage loan secured by our 900 N. Alameda property with an interest rate of 7.75% as of September 28, 2010 that was scheduled to mature on November 1, 2010;

•	$13.0 million of outstanding indebtedness secured by our 55 S. Market property. As noted above, the Company refinanced $73.0 million of previously existing debt with a new $60.0 million mortgage loan.
As a result of the repayment of the mortgages and notes payable described above, the Company wrote off unamortized deferred financing costs which resulted in a charge to interest expense of $0.2 million.
7. Noncontrolling Interests — Operating Partnership
Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, held by individuals and entities other than CoreSite. Commencing on the first anniversary of the initial public offering, the Operating Partnership units will be redeemable for cash or, at our option, exchangeable into our common stock on a one-for-one basis. Due to certain ownership restrictions, we may choose or be required to redeem some Operating Partnership units for cash rather than exchanged for our common stock. Because of the uncertainty about the amount of Operating Partnership units outstanding that we would redeem for cash, we have classified the Operating Partnership units as redeemable noncontrolling interests, which are included outside of permanent equity in the condensed consolidated balance sheet. Redeemable noncontrolling interests are recorded at the greater of the normal noncontrolling interest accounting amount or the redemption value. The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2010 (dollars in thousands):

	Operating Partnership Units
	Units	Amount
Balance at December 31, 2009	—	$—
Issuance of Operating Partnership units in exchange for 100% of the interests in our predecessor	14,797,755	236,764
Issuance of Operating Partnership units in exchange for 100% of the interests in the CoreSite Acquired Properties	19,802,245	316,836
Redemption of Operating Partnership units for cash	(8,435,000)	(125,513)
Issuance of equity incentive Operating Partnership units	61,065	975
Net loss attributable to redeemable noncontrolling interests	—	(3,096)
Adjustment to reflect redeemable noncontrolling interests at redemption value	—	3,879

Balance at September 30, 2010	26,226,065	$429,845

The following table shows the ownership interest in the Operating Partnership as of September 30, 2010:

	September 30, 2010
	Number of Units	Percentage of Total
The Company	19,435,000	42.6%
Noncontrolling interests consist of:
Common units held by third parties	26,165,000	57.3%
Incentive units held by employees	61,065	0.1%

Total	45,661,065	100.0%

The redemption value of the redeemable noncontrolling interests at September 30, 2010 was $429.8 million based on the closing price of the Company’s stock of $16.39 on that date.
8. Stockholders’ Equity
On September 28, 2010 we completed our initial public offering of our common stock. The IPO resulted in the sale of 19,435,000 shares of our common stock, including 2,535,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $16.00, generating gross proceeds to the Company of $311.0 million. The proceeds to the Company, net of underwriters’ discounts, commissions and other offering costs were $285.9 million. Underwriters’ discounts, commissions and other offering costs of $25.0 million are reflected as a reduction to additional paid-in capital in the condensed consolidated balance sheet of the Company.
In connection with the IPO, the Company issued 6,758 fully vested shares of common stock to certain employees which resulted in a charge to compensation expense of $0.1 million. Additionally, the company issued 108,787 shares of restricted stock and 577,555 stock options to certain employees which vest evenly over four years commencing on the first anniversary of the IPO. Finally, the Company issued an additional 59,820 restricted shares which vest evenly over three years commencing on the first anniversary of the IPO.
In compensation for their services as members of the Board of Directors, the independent directors were issued 10,000 shares of restricted stock and a one-time grant of 10,000 stock options.
Upon closing of the IPO, the Company retired the former profits interest incentive program, under which employees were provided equity-based awards in order to align their interests with those of our equity holders and for retention purposes. In retirement of this plan, the Company issued 15,847 fully vested shares of common stock resulting in a charge to compensation expense of $0.3 million, 10,201 shares of restricted stock which vest evenly over three years commencing on the first anniversary of the IPO, and 6,627 shares of restricted stock which vest in April of 2011. In addition, certain employees were issued 61,065 fully vested Operating Partnership units which resulted in a charge to compensation expense of $1.0 million and 25,883 unvested Operating Partnership units which vest evenly over three years commencing on the first anniversary of the IPO.
9. Equity Incentive Plan
In connection with our initial public offering, the Company’s Board of Directors adopted the 2010 equity incentive plan, which we refer to as the 2010 Plan. The 2010 Plan will be administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. We have reserved a total of 3,000,000 shares of our common stock for issuance pursuant to the 2010 Plan which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and nine months ended September 30, 2010, 587,555 stock options were granted. The fair values are being expensed on a straight-line basis over the four-year vesting period.
The following table sets forth the 2010 Plan’s stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average
	Subject to Option	Exercise Price
Options outstanding, December 31, 2009	—	$—
Granted	587,555	16.00
Forfeited	—	—
Exercised	—	—

Options outstanding, September 30, 2010	587,555	$16.00

The following table sets forth the number of shares subject to option that are unvested as of September 30, 2010 and the fair value of these options at the grant date:

Weighted Average
	Number of Shares	Fair Value at
	Subject to Option	Grant Date
Unvested balance, December 31, 2009	—	$—
Granted	587,555	4.95
Forfeited	—	—
Exercised	—	—

Unvested balance, September 30, 2010	587,555	$4.95

As of September 30, 2010, total unearned compensation on options was approximately $2.9 million, and the weighted average vesting period was 4.0 years.
Restricted Stock
During the nine months ended September 30, 2010, the Company issued 195,435 shares of restricted stock which had a value of $3.1 million on the grant date. This amount will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

Weighted Average
	Shares of	Fair Value at
	Restricted Stock	Grant Date
Unvested balance, December 31, 2009	—	$—
Granted	195,435	15.98
Forfeited	—	—
Vested	—	—

Unvested balance, September 30, 2010	195,435	$15.98

10. Earnings Per Share
Basic loss per share is calculated by dividing the net loss attributable to controlling interests by the weighted average number of common shares outstanding during the period. As our initial public offering occurred on September 28, 2010, the weighted average number of common shares outstanding includes the three days for which the issued shares were outstanding. Diluted loss per share adjusts basic loss per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of shares issuable under our equity-based compensation plan and Operating Partnership units. All such potentially dilutive shares were antidilutive for the three and nine month periods ended September 30, 2010 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

11. Estimated Fair Value of Financial Instruments
Authoritative guidance issued by the Financial Accounting Standards Board establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under the authoritative guidance are as follows:
Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market-corroborated inputs which are derived principally from or corroborated by observable market data.
Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis other than the interest rate caps as discussed below.
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, interest rate caps, mortgage notes payable, interest payable and accounts payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, interest payable, and accounts payable approximate fair values due to the short-term nature of these accounts.
As of September 30, 2010 and December 31, 2009, the fair values of our interest rate caps were determined using Level 2 inputs from the fair value hierarchy and were not significant. The interest rate caps were prepaid and therefore can never result in a liability to the company.
Derivative financial instruments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the derivative instrument. The Company uses interest rate derivatives to help manage the risk associated with variable interest rate mortgages. The Company does not trade derivative instruments. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions as determined by management, and therefore, the Company believes the likelihood of realizing losses from counterparty non-performance is remote.
The combined balance of our mortgage notes payable was $125.6 million (net of a $1.6 million fair value of acquired debt adjustment) and $62.4 million as of September 30, 2010 and December 31, 2009, respectively, with a fair value of $122.8 million and $62.0 million, respectively, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable are based on the Company’s assumptions of interest rates and terms available.
Measurements of asset retirement obligations upon initial recognition are based on Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of remediation costs, inflation rate, market risk premium and the expected timing of development or redevelopment. The inputs are derived based on historical data as well as management’s best estimate of current costs.
12. Related Party Transactions
Prior to the closing of the IPO on September 28, 2010, CoreSite, LLC was engaged to act as the Company’s agent for the purpose of coordinating the activities of the property manager, for leasing and servicing the properties, and for overseeing property build-out activities. Subsequent to the predecessor’s acquisition of CoreSite, LLC on September 28, 2010, all related party revenue and expenses incurred in connection with CoreSite, LLC’s activities, have been eliminated in consolidation. For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, CoreSite, LLC earned management fees from the CoreSite Predecessor of $1.3 million, $0.6 million, $3.6 million and $1.5 million, respectively. For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, CoreSite, LLC earned lease commissions from the CoreSite Predecessor of $0.2 million, $1.0 million, $2.8 million and $1.5 million, respectively. These commissions are included in deferred leasing costs. For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, CoreSite, LLC earned construction management fees from the CoreSite Predecessor of $0.2 million, less than $0.1 million, $1.2 million and $0.2 million, respectively. The construction management fees are included in building improvements and construction in progress. For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, CoreSite, LLC was reimbursed for payroll related expenses from the CoreSite Predecessor of $0.4 million, $0.2 million, $1.2 million and $0.7 million, respectively. At September 30, 2010 and December 31, 2009 $0 and less than $0.1 million of such fees were payable to CoreSite, LLC.

We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was less than $0.1 million and less than $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.
13. Commitments and Contingencies
The Company currently leases the data center space under noncancelable operating lease agreements at 32 Avenue of the Americas, One Wilshire and 1275 K Street, and the Company leases its headquarters located in Denver, Colorado under a noncancelable operating lease agreement. The lease agreements provide for base rental rate increases at defined intervals during the term of the lease. In addition, the Company has negotiated rent abatement periods to better match the phased build-out of the data center space. The Company accounts for such abatements and increasing base rentals using the straight-line method over the noncancelable term of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent payable.
Additionally, the company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage.
The future minimum payments to be made under noncancelable leases, telecommunications capacity commitments and power usage commitments as of September 30, 2010 are as follows (in thousands):

	Remainder of
	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$4,055	$16,424	$16,892	$17,389	$17,671	$61,682	$134,113
Telecommunications capacity	169	670	657	279	151	294	2,220
Power usage	48	92	—	—	—	—	140

Total	$4,272	$17,186	$17,549	$17,668	$17,822	$61,976	$136,473

Rent expense for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 was $0.8 million, $0.7 million, $2.2 million, and $2.1 million, respectively.
Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At September 30, 2010, we had open commitments related to construction contracts of approximately $2.2 million.
On August 11, 2010, the Company’s former general counsel, Ari Brumer, filed a suit in the United States District Court for the District of Colorado against the Company, certain of its affiliates, its chief executive officer and certain affiliates of The Carlyle Group. In his complaint, Mr. Brumer alleges that he was fraudulently induced to accept employment with CoreSite, LLC and that his employment was terminated in retaliation for his assertions that the Company and certain of its officers and affiliates have been involved in or committed certain illegal or improper acts. Mr. Brumer claimed actual damages in an amount to be proven at trial as well as special damages of $919,000, principally attributable to alleged real estate losses from relocating. The Company investigated the claims alleged by Mr. Brumer and, based on the results of that investigation, does not believe that those claims are based on, or supported by, facts. As a result, the Company believes that it has valid defenses to the claims and intends to vigorously defend itself.
On September 13, 2010, the Company and the other defendants in the case filed a motion to dismiss Mr. Brumer’s lawsuit on the grounds that the federal court lacked subject matter jurisdiction over the case, which had been filed in federal court on the basis of diversity of citizenship. On September 28, 2010, Mr. Brumer voluntarily dismissed the federal court action without prejudice and filed a substantially identical complaint in Colorado state court in Denver. On October 22, 2010, the Company and the other defendants filed a motion to dismiss the case on various grounds, including failure to specify wrongful acts allegedly done by the eleven different defendants named in the complaint.
Because the case is still in the preliminary stages, the cost of the litigation and its ultimate resolution are not estimable at this time. However, based on the information currently available, the Company continues to believe that this matter will not have a material adverse effect on its business, financial position or liquidity.
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. Management believes that the resolution of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Quarterly Report, together with other statements and information publicly disseminated by our company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.
In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; and (xii) other factors affecting the real estate industry generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. In addition, we discussed a number of material risks in our prospectus, dated September 22, 2010, filed with the SEC on September 23, 2010 pursuant to Rule 424(b) under the Securities Act in connection with the initial public offering of our common stock. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Overview
Unless the context requires otherwise, references in this Quarterly Report to “we,” “our,” “us” and “our company” refer to CoreSite Realty Corporation, a Maryland corporation, together with its consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which CoreSite Realty Corporation is the sole general partner and which we refer to in this Quarterly Report as our “Operating Partnership” and CoreSite Services, Inc., a Delaware corporation, our taxable REIT subsidiary, or TRS.
We are an owner, developer and operator of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago and New York City. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection.
We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010, with perpetual existence. We elected to be treated as an S corporation for federal income tax purposes effective as of the date of our incorporation. We terminated our S corporate status shortly before completion of our initial public offering (ending the S corporation tax year) and intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ending on December 31, 2010.

The Restructuring Transactions and Our Initial Public Offering
On September 28, 2010, we completed the initial public offering of our common stock. Immediately prior to the completion of the offering, we entered into a series of transactions with the Carlyle real estate funds or their affiliates to create our new organizational structure, which we refer to as the “Restructuring Transaction.” In connection with this restructuring, all of the property and non-cash assets that are used in the operation of our company’s business were contributed to our operating partnership. While all of these properties and assets had been operated under common management and the CoreSite brand prior to the contribution, they had been owned by different entities affiliated with the Carlyle real estate funds since they were initially acquired or developed by the Carlyle real estate funds or their affiliates. Prior to the Restructuring Transactions, each of the properties or leasehold interests that comprise our portfolio, as well as the other assets we use to manage our portfolio, were held in separate partnerships or limited liability companies each of which was formed by one or more of the Carlyle real estate funds or their affiliates for the purpose of acquiring, holding and operating these properties or assets. As a result of the Restructuring Transactions, substantially all of our assets are held by, and our operations conducted through, CoreSite, L.P., our Operating Partnership, and its subsidiaries.
In connection with the initial public offering of 19,435,000 shares of our common stock, we received net proceeds of approximately $285.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. We used the proceeds from the offering to purchase 11,000,000 Operating Partnership units from our Operating Partnership and 8,435,000 Operating Partnership units from the Carlyle real estate funds or their affiliates that contributed properties to our Operating Partnership in connection with the Restructuring Transactions. Our Operating Partnership used the cash received from our purchase of its Operating Partnership units to repay approximately $96.4 million of indebtedness, including related fees and expenses, and to pay expenses related to the Restructuring Transactions. We intend to use the remainder of the net proceeds from the offering to redevelop and develop additional data center space and for general corporate purposes.
Our Portfolio
As of September 30, 2010, our property portfolio included 11 operating data center facilities, one data center under construction and one development site, which collectively comprise over 2.0 million net rentable square feet, or NRSF, of which approximately 1.1 million NRSF is existing data center space. These properties include 293,339 NRSF of space readily available for lease, of which 210,649 NRSF is available for lease as data center space. As of September 30, 2010, we had the ability to expand our operating data center square footage by 846,311 NRSF by redeveloping 400,061 NRSF of vacant space and developing up to 446,250 NRSF of new data center space on land we currently own. We expect that this redevelopment and development potential will enable us to accommodate existing and future customer demand and positions us to significantly increase our cash flows.
During three months ended September 30, 2010, the Company signed new and expansion data center leases for 24,502 NRSF, of which 2,169 NRSF commenced during the period. Additionally, 1,540 NRSF of data center leases commenced during the period pursuant to leases signed in prior periods. In addition, we increased our operating data center space by 14,079 NRSF with the completion of our recent redevelopment at 70 Innerbelt in greater Boston. We completed this space at a cost of approximately $5.5 million. We also completed the redevelopment of 11,039 NRSF of office space at our 70 Innerbelt facility to accommodate the needs of data center customers.
During the three months ended September 30, 2010, the CoreSite Acquired Properties signed new and expansion data center leases for 2,447 NRSF, of which 2,192 NRSF commenced during the period. Additionally, 7,623 NRSF of data center leases commenced during the period pursuant to leases signed in prior periods. During the three months ended September 30, 2010, an office lease at the 55 S. Market property for 13,517 NRSF was also executed.
Although our financial results only include the CoreSite Acquired Properties from the date of their acquisition (September 28, 2010), the Company and the CoreSite Acquired Properties combined for the entire three month period ended September 30, 2010, signed new and expansion data center leases for 26,949 NRSF, of which 4,361 NRSF commenced during the period. Additionally, 9,163 NRSF of data center leases commenced during the period pursuant to leases signed in prior periods.

The following table provides an overview of our properties as of September 30, 2010:

				NRSF
				Operating(1)
						Office
						and Light-				Redevelopment and
				Data Center(2)		Industrial(3)		Total		and Development(4)
	Metropolitan	Acquisition	Annualized		Percent		Percent		Percent	Under			Total
Facilities	Area	Date(5)	Rent ($000)(6)	Total	Leased(7)	Total	Leased(7)	Total(8)	Leased(7)	Construction(9)	Vacant	Total	Portfolio
One Wilshire(10)*	Los Angeles	Aug. 2007	$19,761	156,521	66.1%	7,500	62.2%	164,021	65.9%	—	—	—	164,021
900 N. Alameda	Los Angeles	Oct. 2006	11,922	256,690	93.8	16,622	8.5	273,312	88.6	16,126	144,721	160,847	434,159
55 S. Market	San Francisco Bay	Feb. 2000	11,052	84,045	86.3	205,846	84.5	289,891	85.0	—	—	—	289,891
12100 Sunrise Valley	Northern Virginia	Dec. 2007	9,326	116,498	71.5	38,350	100.0	154,848	78.5	22,189	85,732	107,921	262,769
1656 McCarthy	San Francisco Bay	Dec. 2006	6,644	71,847	87.0	—	—	71,847	87.0	4,829	—	4,829	76,676
427 S. LaSalle	Chicago	Feb. 2007	6,078	129,790	74.2	45,283	100.0	175,073	80.9	—	5,309	5,309	180,382
70 Innerbelt	Boston	Apr. 2007	5,598	133,070	84.1	13,639	15.5	146,709	77.8	—	129,897	129,897	276,606
32 Avenue of the Americas*	New York	June 2007	4,000	48,404	69.3	—	—	48,404	69.3	—	—	—	48,404
1275 K Street(10)*	Northern Virginia	June 2006	1,865	22,137	86.7	—	—	22,137	86.7	—	—	—	22,137
2115 NW 22nd Street	Miami	June 2006	1,195	30,176	49.7	1,641	40.2	31,817	49.2	—	13,447	13,447	45,264
Coronado-Stender Business Park
2901 Coronado	San Francisco Bay	Feb. 2007	8,820	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
Coronado-Stender Properties(11)	San Francisco Bay	Feb. 2007	678	—	—	78,800	74.3	78,800	74.3	—	50,400	50,400	129,200
2972 Stender(12)	San Francisco Bay	Feb. 2007	—	—	—	—	—	—	—	50,400	—	50,400	50,400

Total Facilities			$86,939	1,099,178	80.8%	407,681	79.7%	1,506,859	80.5%	93,544	429,506	523,050	2,029,909

*	Indicates properties in which we hold a leasehold interest.

(1)	Represents the square feet at a building under lease as specified in existing customer lease agreements plus management’s estimate of space available for lease to customers based on engineers’ drawings and other factors, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas. Total NRSF at a given facility includes the total operating NRSF and total redevelopment and development NRSF, but excludes our office space at a facility and our corporate headquarters.

(2)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as data center space. Both leased and available data center NRSF include a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial use.

(4)	Represents vacant space in our portfolio that requires significant capital investment in order to redevelop or develop into data center facilities. Total redevelopment and development NRSF and total operating NRSF represent the total NRSF at a given facility.

(5)	Reflects date property was acquired by the Carlyle real estate funds or their affiliates and not the date of our acquisition upon consummation of our initial public offering. In the case of a leased property, indicates the date the initial leased commenced.

(6)	Represents the monthly contractual rent under existing customer leases as of September 30, 2010 multiplied by 12. A customer lease is defined as an agreement for the provision of space and power concerning which we recognize rental revenue. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases. Total abatements for leases in effect as of September 30, 2010 for the 12 months ending September 30, 2011 were $172,350. On a gross basis, our annualized rent was approximately $92,036,000 as of September 30, 2010, which reflects the addition of $5,097,139 in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(7)	Includes customer leases in effect as of September 30, 2010. The percent leased is determined based on leased square feet as a proportion of total operating NRSF.

(8)	Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.

(9)	Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable. Of the 93,544 NRSF under construction as of September 30, 2010, 71,355 NRSF was data center space and 22,189 NRSF was ancillary data center support space.

(10)	Our lease signings were offset by greater than normal churn, all of which was anticipated. Specifically, leases terminating during the quarter totaled 19,127 NRSF. Expirations by two customers comprised 77.2% of our NRSF move-out activity during the quarter. The annualized rent per NRSF paid under the expired leases of these two customers was on average 62.1% below the average annualized rent per NRSF we achieved on new and expansion leases in each respective building over the nine-month period ending September 30, 2010.

(11)	We currently have the ability to develop 129,200 NRSF of data center space at the Coronado-Stender Properties and, subject to our obtaining a mitigated negative declaration from the City of Santa Clara, we believe that we will be able to develop an additional 216,050 NRSF, or up to 345,250 NRSF in the aggregate, of data center space at this property.

(12)	We currently have the ability to develop 50,400 NRSF of data center space at 2972 Stender. We have submitted a request for a mitigated negative declaration from the City of Santa Clara to enable us to construct up to an additional 50,600 NRSF at this building, for a total of up to 101,000 NRSF of data center space. We are under construction on the currently entitled 50,400 NRSF of data center space. Should we obtain entitlements to construct the additional 50,600 NRSF and, provided we then believe market demand warrants and that it would be the best use of our capital available for expansion, we may elect to construct the entire 101,000 NRSF of space, comprised of the initial 50,400 NRSF of data center space plus the incremental 50,600 NRSF of unconditioned core and shell space held for potential future development into data center space.
The following table provides a leasing update of our June 30, 2010 completed operating properties:

				NRSF
				Operating
						Office and
				Data Center		Light-Industrial		Total
	Metropolitan	Acquisition	Annualized		Percent		Percent		Percent
Facilities	Area	Date(1)	Rent ($000)	Total	Leased	Total	Leased	Total	Leased
One Wilshire(2)*	Los Angeles	Aug. 2007	$19,761	156,521	66.1%	7,500	62.2%	164,021	65.9%
900 N. Alameda	Los Angeles	Oct. 2006	11,922	256,690	93.8	16,622	8.5	273,312	88.6
55 S. Market	San Francisco Bay	Feb. 2000	11,052	84,045	86.3	205,846	84.5	289,891	85.0
12100 Sunrise Valley	Northern Virginia	Dec. 2007	9,326	116,498	71.5	38,350	100.0	154,848	78.5
1656 McCarthy	San Francisco Bay	Dec. 2006	6,644	71,847	87.0	—	—	71,847	87.0
427 S. LaSalle	Chicago	Feb. 2007	6,078	129,790	74.2	45,283	100.0	175,073	80.9
70 Innerbelt	Boston	Apr. 2007	5,598	118,991	94.1	2,600	81.3	121,591	93.8
32 Avenue of the Americas*	New York	June 2007	4,000	48,404	69.3	—	—	48,404	69.3
1275 K Street(2)*	Northern Virginia	June 2006	1,865	22,137	86.7	—	—	22,137	86.7
2115 NW 22nd Street	Miami	June 2006	1,195	30,176	49.7	1,641	40.2	31,817	49.2
Coronado-Stender Business Park
2901 Coronado	San Francisco Bay	Feb. 2007	8,820	50,000	100.0	—	—	50,000	100.0
Coronado-Stender Properties	San Francisco Bay	Feb. 2007	678	—	—	78,800	74.3	78,800	74.3
2972 Stender	San Francisco Bay	Feb. 2007	—	—	—	—	—	—	—

Total Facilities			$86,939	1,085,099	81.9%	396,642	81.9%	1,481,741	81.9%

*	Indicates properties in which we hold a leasehold interest.

(1)	Reflects date property was acquired by the Carlyle real estate funds or their affiliates and not the date of our acquisition upon consummation of our initial public offering. In the case of a leased property, indicates the date the initial leased commenced.

(2)	Our lease signings were offset by greater than normal churn, all of which was anticipated. Specifically, leases terminating during the quarter totaled 19,127 NRSF. Expirations by two customers comprised 77.2% of our NRSF move-out activity during the quarter. The annualized rent per NRSF paid under the expired leases of these two customers was on average 62.1% below the average annualized rent per NRSF we achieved on new and expansion leases in each respective building over the nine-month period ending September 30, 2010.
The following table summarizes the redevelopment and development plans throughout our portfolio:

				Currently
	Operating			Vacant Redevelopment/				Currently Operating
	NRSF			Development NRSF			Total	Redevelopment/
	Data	Office & Light		Under			Facililty	Development NRSF
Facilities	Center	Industrial	Total	Construction(1)	Near-Term(2)	Long-Term	NRSF	Near-Term(2)	Long-Term
As of June 30, 2010
One Wilshire	156,521	7,500	164,021	—	—	—	164,021	—	—
900 N. Alameda	256,690	16,622	273,312	16,126	—	144,721	434,159	—	102,951
55 S. Market	84,045	205,846	289,891	—	—	—	289,891	—	—
12100 Sunrise Valley	116,498	38,350	154,848	—	72,269	35,652	262,769	—	—
1656 McCarthy	71,847	—	71,847	4,829	—	—	76,676	—	—
427 S. LaSalle	129,790	45,283	175,073	—	5,309	—	180,382	22,000	23,283
70 Innerbelt	118,991	2,600	121,591	25,118	—	129,897	276,606	—	—
32 Avenue of the Americas	48,404	—	48,404	—	—	—	48,404	—	—
1275 K Street	22,137	—	22,137	—	—	—	22,137	—	—
2115 NW 22nd Street	30,176	1,641	31,817	—	—	13,447	45,264	—	—
2901 Coronado	50,000	—	50,000	—	—	—	50,000	—	—
Coronado-Stender Properties(3)	—	78,800	78,800	—	—	50,400	129,200	—	78,800
2972 Stender(4)	—	—	—	50,400	—	—	50,400	—	—

Total Facilities	1,085,099	396,642	1,481,741	96,473	77,578	374,117	2,029,909	22,000	205,034

As of September 30, 2010
One Wilshire	156,521	7,500	164,021	—	—	—	164,021	—	—
900 N. Alameda	256,690	16,622	273,312	16,126	—	144,721	434,159	—	102,951
55 S. Market	84,045	205,846	289,891	—	—	—	289,891	—	—
12100 Sunrise Valley	116,498	38,350	154,848	22,189	52,286	33,446	262,769	—	—
1656 McCarthy	71,847	—	71,847	4,829	—	—	76,676	—	—
427 S. LaSalle	129,790	45,283	175,073	—	5,309	—	180,382	22,000	23,283
70 Innerbelt(5)	133,070	13,639	146,709	—	—	129,897	276,606	—	—
32 Avenue of the Americas	48,404	—	48,404	—	—	—	48,404	—	—
1275 K Street	22,137	—	22,137	—	—	—	22,137	—	—
2115 NW 22nd Street	30,176	1,641	31,817	—	—	13,447	45,264	—	—
2901 Coronado	50,000	—	50,000	—	—	—	50,000	—	—
Coronado-Stender Properties(3)	—	78,800	78,800	—	—	50,400	129,200	—	78,800
2972 Stender(4)	—	—	—	50,400	—	—	50,400	—	—

Total Facilities	1,099,178	407,681	1,506,859	93,544	57,595	371,911	2,029,909	22,000	205,034

Variance from Prior Quarter	14,079	11,039	25,118	(2,929)	(19,983)	(2,206)	—	—	—

(1)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.

(2)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after September 30, 2010 but prior to December 31, 2011.

(3)	We currently have the ability to develop 129,200 NRSF of data center space at the Coronado-Stender Properties. We have submitted a request for a negative declaration from the City of Santa Clara to enable us to construct up to an additional 216,050 NRSF at this property, for a total of up to 345,250 NRSF of data center space.

(4)	We currently have the ability to develop 50,400 NRSF of data center space at 2972 Stender. We have submitted a request for a negative declaration from the City of Santa Clara to enable us to construct up to an additional 50,600 NRSF at this building, for a total of up to 101,000 NRSF of data center space. We are currently under construction on the currently entitled 50,400 NRSF of data center space. Should we obtain entitlements to construct the additional 50,600 NRSF and, provided we then believe market demand warrants, we may elect to construct the entire 101,000 NRSF of space, comprised of the initial 50,400 NRSF of data center space plus the incremental 50,600 NRSF of unconditioned core and shell space held for potential future development into data center space.

(5)	We completed the following redevelopment or development projects during the three months ended September 30, 2010:

Facility (Market):	70 Innerbelt (Boston)
Data Center NRSF:	14,079
Hybrid Office NRSF:	11,039
Redevelopment/Development Costs ($000):	$8,500

The following table summarizes the near-term future redevelopment and development plans throughout our portfolio, including the estimated costs associated therewith:

	Near-Term Redevelopment/
	Development NRSF(1)				Near-Term Redevelopment/
		Currently	Currently		Development Costs ($000)
	Under	Vacant	Operating			Estimate to
Facilities	Construction	Near-Term	Near-Term	Total	Actual	Completion(2)	Total
As of September 30, 2010
One Wilshire	—	—	—	—	$—	$—	$—
900 N. Alameda	16,126	—	—	16,126	2,784	1,816	4,600
55 S. Market	—	—	—	—	—	—	—
12100 Sunrise Valley(3)	22,189	52,286	—	74,475	131	37,369	37,500
1656 McCarthy	4,829	—	—	4,829	928	572	1,500
427 S. LaSalle	—	5,309	22,000	27,309	—	21,500	21,500
70 Innerbelt(5)	—	—	—	—	—	—	—
32 Avenue of the Americas	—	—	—	—	—	—	—
1275 K Street	—	—	—	—	—	—	—
2115 NW 22nd Street	—	—	—	—	—	—	—
2901 Coronado	—	—	—	—	—	—	—
Coronado-Stender Properties	—	—	—	—	—	—	—
2972 Stender(4)	50,400	—	—	50,400	1,198	65,802	67,000

Total Facilities	93,544	57,595	22,000	173,139	$5,041	$127,059	$132,100

(1)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced or is planned to commence prior to December 31, 2011.

(2)	Reflects management’s estimate to complete the total near-term redevelopment/development NRSF.

(3)	The 22,189 NRSF under construction consists of hybrid office space developed to support data center uses at a total projected cost of $700,000. The Estimate to Completion includes $569,000 of construction costs to complete the hybrid offices and $36,800,000 to redevelop an additional 52,286 NRSF of vacant space into data center space.

(4)	We currently have the ability to develop 50,400 NRSF of data center space at 2972 Stender. We have submitted a request for a mitigated negative declaration from the City of Santa Clara to enable us to construct up to an additional 50,600 NRSF at this building, for a total of up to 101,000 NRSF of data center space. We are under construction on the currently entitled 50,400 NRSF of data center space. Should we obtain entitlements to construct the additional 50,600 NRSF and provided we then believe market demand warrants and that it would be the best use of our capital available for expansion, we may elect to construct the entire 101,000 NRSF of space, comprised of the initial 50,400 NRSF of data center space plus the incremental 50,600 NRSF of unconditioned core and shell space held for potential future development into data center space. The cost of the core and shell space is estimated to be $200 per NRSF, or $10.1 million. This amount is included in the Estimate to Completion and Total amounts for 2972 Stender above.

(5)	We completed the following redevelopment or development projects during the three months ended September 30, 2010:

Facility (Market):	70 Innerbelt (Boston)
Data Center NRSF:	14,079
Hybrid Office NRSF:	11,039
Redevelopment/Development Costs ($000):	$8,500

Customer Diversification
As of September 30, 2010, our portfolio was leased to over 630 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of September 30, 2010:

							Weighted
				Percentage		Percentage	Average
		Number	Total	of Total	Annualized	of	Remaining
		of	Leased	Operating	Rent	Annualized	Lease Term
	Customer	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	in Months(5)
1	Facebook, Inc.	3	74,104	4.9%	$11,554	13.3%	60
2	General Services Administration-IRS*(6)	1	132,370	8.8	3,427	3.9	20
3	Sprint Communications Corporation	4	104,789	7.0	3,257	3.7	16
4	Verizon Communications	7	73,891	4.9	2,454	2.8	53
5	Gov’t of District of Columbia	2	22,118	1.5	2,116	2.4	34
6	Tata Communications	2	52,942	3.5	2,093	2.4	17
7	Nuance Communications	1	17,156	1.1	1,979	2.3	96
8	Computer Sciences Corporation	1	18,950	1.3	1,688	1.9	77
9	NBC Universal	1	17,901	1.2	1,669	1.9	22
10	Akamai Technologies(7)	2	13,010	0.9	1,511	1.7	7

	Total/Weighted Average		527,231	35.1%	$31,748	36.3%	40

*	Denotes customer using space for general office purposes

(1)	Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before September 30, 2010. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of September 30, 2010, consisted of 1,506,859 NRSF.

(3)	Represents the monthly contractual rent under existing customer leases as of September 30, 2010 multiplied by 12. A customer lease is defined as an agreement for the provision of space and power concerning which we recognize rental revenue. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of September 30, 2010, which was approximately $86,938,782.

(5)	Weighted average based on percentage of total annualized rent expiring and is as of September 30, 2010.

(6)	The data presented represents an interim lease in place that expires in May 2012. Upon expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has been executed by both parties will commence. That lease includes 119,729 NRSF with a ten year term and a termination option at the end of year eight.

(7)	In the 3rd quarter, we signed two additional leases with the customer that will commence in the 4th quarter. Upon stabilization of those leases, Akamai will be our 4th largest customer in terms of annualized rent, with 29,091 NRSF leased and an annualized rent of $3,159,841.
Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of September 30, 2010:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
	of	of All	NRSF of	Operating	Rent	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available(5)	—	—%	293,339	19.5%	$—	—%
1,000 or less	886	86.7	149,247	9.9	24,250	27.9
1,001 – 2,000	59	5.7	87,023	5.8	9,998	11.5
2,001 – 5,000	47	4.6	136,716	9.1	12,196	14.0
5,001 – 10,000	9	0.9	65,099	4.3	4,961	5.7
10,001 – 25,000	12	1.2	201,071	13.3	13,684	15.8
Greater than 25,000(6)	9	0.9	574,364	38.1	21,850	25.1

Portfolio Total	1,022	100.0%	1,506,859	100.0%	$86,939	100.0%

(1)	Represents all leases in our portfolio, including data center, office and light-industrial leases.

(2)	Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(3)	Represents the square feet at a building under lease as specified in the lease agreements plus management’s estimate of space available for lease to third parties based on engineer’s drawings and other factors, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(4)	Represents the monthly contractual rent under existing customer leases as of September 30, 2010 multiplied by 12. A customer lease is defined as an agreement for the provision of space and power concerning which we recognize rental revenue. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Excludes approximately 429,506 vacant NRSF held for redevelopment or development at September 30, 2010.

(6)	Includes leases totaling 148,889 NRSF scheduled to expire in 2011 for space we currently plan to redevelop.

Lease Expirations
The following table sets forth a summary schedule of the expirations for leases in place as of September 30, 2010, plus available space, for the remainder of 2010 and for each of the ten full calendar years beginning January 1, 2011 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total	Annualized	of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Rent	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of September 30, 2010(6)	—	293,339	19.5%	$—	—%	$—	$—	$—
Remainder of 2010	220	77,621	5.2	8,076	9.3	104.04	8,077	104.06
2011	349	277,925	18.4	19,181	22.1	69.02	19,780	71.17
2012(7)	205	364,635	24.2	22,996	26.4	63.07	23,958	65.70
2013	137	132,424	8.8	12,252	14.1	92.52	13,365	100.93
2014	47	46,499	3.1	4,324	5.0	92.99	4,886	105.08
2015	21	46,944	3.1	1,204	1.4	25.65	1,366	29.10
2016(8)	9	84,369	5.6	5,919	6.8	70.16	7,131	84.52
2017	21	61,372	4.1	8,614	9.9	140.36	10,512	171.28
2018	5	21,377	1.4	2,381	2.7	111.38	2,965	138.70
2019	1	71,062	4.7	1,233	1.4	17.35	1,445	20.33
2020-Thereafter	7	29,292	1.9	759	0.9	25.91	1,280	43.70

Portfolio Total / Weighted Average	1,022	1,506,859	100.0%	$86,939	100.0%	$71.64	$94,765	$78.09

(1)	Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)	Represents the monthly contractual rent under existing customer leases as of September 30, 2010 multiplied by 12. A customer lease is defined as an agreement for the provision of space and power concerning which we recognize rental revenue. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(3)	Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)	Represents the final monthly contractual rent under existing customer leases as of September 30, 2010 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric highlights the rent growth inherent in the existing base of lease agreements.

(6)	Excludes approximately 429,506 vacant NRSF held for redevelopment or development at September 30, 2010.

(7)	The GSA lease represents an interim lease in place that expires in May 31, 2012. Upon the expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has been executed by both parties will commence. This lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

(8)	Total operating NRSF of expiring leases in 2016 reflects the expiration of a portion of a 50,000 NRSF lease expiring in 2017 equal to 25,000 NRSF.
Factors that May Influence our Results of Operations
A complete discussion of factors that may influence our results of operations can be found in our prospectus, dated September 22, 2010, filed with the SEC on September 23, 2010 pursuant to Rule 424(b) under the Securities Act in connection with the initial public offering of our common stock, which is accessible on the SEC’s website at www.sec.gov.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our historical financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this Quarterly Report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this Quarterly Report.
Acquisition of Real Estate
We apply purchase accounting to the assets and liabilities related to all of our real estate investments acquired. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and lease origination costs. These allocation assessments involve significant judgment and complex calculations and have a direct impact on our results of operations.

Capitalization of Costs
We capitalize direct and indirect costs related to leasing, construction, redevelopment and development, including property taxes, insurance and financing costs relating to properties under development. We cease cost capitalization on redevelopment and development space once the space is ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets are capitalized.
Useful Lives of Assets
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income. We depreciate the buildings, on average, over 40 years. Additionally we depreciate building improvements over ten years for owned properties and the remaining term of the original lease for leased properties. Leasehold improvements are depreciated over the shorter of the lease term or useful life of the asset.
Impairment of Long-Lived Assets
We review the carrying value of our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of the asset. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into an impairment review analysis, these changes could result in an adjustment to the carrying amount of our assets. To the extent that an impairment has occurred, the excess of the carrying amount of the property over its estimated fair value would be charged to income. No such impairment losses have been recognized to date.
Revenue Recognition
Rental income is recognized on a straight-line basis over the non-cancellable term of customer leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent receivable on our balance sheets. Many of our leases contain provisions under which our customers reimburse us for a portion of direct operating expenses, including power, as well as real estate taxes and insurance. Such reimbursements are recognized in the period that the expenses are recognized. We recognize the amortization of the acquired above-market and below-market leases as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If the value of below-market leases includes renewal option periods, we include such renewal periods in the amortization period utilized.
Interconnection and utility services are considered separate earnings processes that are typically provided and completed on a month-to-month basis and revenue is recognized in the period that the services are performed. Set-up charges and utility installation fees are initially deferred and recognized over the term of the arrangement or the expected period of performance unless management determines a separate earnings process exists related to an installation charge.
We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to rent, deferred rent, expense reimbursements and other income. We analyze individual accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.
Recent Accounting Pronouncements
In January 2010, the accounting requirements for fair value measurements were modified to provide disclosures about transfers into and out of Levels 1 and 2, separate detail of activity relating to Level 3 measurements, and disclosure by class of asset and liability as opposed to disclosure by the major category of assets and liabilities, which was often interpreted as a line item on the balance sheet. The accounting guidance also clarifies for Level 2 and Level 3 measurements that a description of the valuation techniques and inputs used to measure fair value and a discussion of changes in valuation techniques or inputs, if any, are required for both recurring and nonrecurring fair value measurements. This standard is effective for our fiscal year beginning January 1, 2010, except for the disclosures about activity in Level 3 fair value measurements which, will be effective for our fiscal year beginning January 1, 2011. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.

Results of Operations
Prior to the Restructuring Transactions on September 28, 2010, we had no corporate activity other than issuance of shares of common stock in connection with the initial capitalization of our company. The results of operations for the three and nine month periods ended September 30, 2009 reflect the financial condition and operating results of our accounting predecessor, or our Predecessor, which was comprised of the real estate activities and holdings of a Carlyle real estate fund that contributed properties into our portfolio in connection with the Restructuring Transactions. The results of operations for the three and nine month periods ended September 30, 2010 reflect the financial condition and results of operations of our Predecessor, together with the assets we acquired upon completion of our initial public offering and the Restructuring Transactions (other than from our Predecessor), or the Acquired Properties, from September 28, 2010, the date of acquisition. Our results of operations may not be indicative of our future results of operations.
Our Predecessor was comprised of the real estate activities and interconnection services of four of our operating properties, 1656 McCarthy, 32 Avenue of the Americas, 12100 Sunrise Valley and 70 Innerbelt, as well as the Coronado-Stender Business Park. The Acquired Properties include our continuing real estate operations at 55 S. Market, One Wilshire, 1275 K Street, 900 N. Alameda, 427 S. LaSalle and 2115 NW 22nd Street, as well as 1050 17th Street, a property we lease for our corporate headquarters, which does not generate operating revenue.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Operating Revenue. Operating revenue for the three months ended September 30, 2010 was $14.1 million. This includes rental revenue of $9.3 million, power revenue of $3.6 million, tenant reimbursements of $0.7 million and other revenue of $0.5 million, primarily from interconnection services. This compares to revenue of $7.5 million for the three months ended September 30, 2009. The increase of $6.7 million, or 89.2%, was due primarily to $4.4 million of increased rental revenue due to the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the acquisition of the CoreSite Acquired Properties and $1.6 million of increased power revenue related to the increased occupancy at 2901 Coronado and the CoreSite Acquired Properties.
Operating Expenses. Operating expenses for the three months ended September 30, 2010 were $18.6 million compared to $9.2 million for the three months ended September 30, 2009. The increase of $9.4 million, or 102.8%, was primarily due to $3.3 million of transaction costs incurred in connection with our acquisition of the CoreSite Acquired Properties and $1.2 million of increased general and administrative expense of which $0.9 million related to the recognition of increased legal and other fees incurred in connection with our initial public offering. In addition, the increase of $9.4 million was due to increased property operating and maintenance costs, management fees and depreciation and amortization expense of $2.1 million, $0.7 million and $2.1 million, respectively, mainly resulting from the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the acquisition of the CoreSite Acquired Properties.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2010 was $0.7 million compared to interest expense of $0.6 million for the three months ended September 30, 2009. The increase in interest expense was due to increased debt balances.
Net Loss. Net loss for the three months ended September 30, 2010 was $5.1 million compared to a net loss of $2.3 million for the three months ended September 30, 2009. The increase of $2.8 million was primarily due to transaction costs incurred in connection with our acquisition of the CoreSite Acquired properties and increased general and administrative expense resulting from increased legal and other fees incurred in connection with our initial public offering. These increased costs were partially offset by increased operating revenue from the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the acquisition of the CoreSite Acquired Properties.
Nine Months Ended September, 2010 Compared to Nine Months Ended September 30, 2009
Operating Revenue. Operating revenue for the nine months ended September 30, 2010 was $35.6 million. This includes rental revenue of $24.4 million, power revenue of $8.5 million, tenant reimbursements of $1.4 million and other revenue of $1.3 million, primarily from interconnection services. This compares to revenue of $19.8 million for the nine months ended September 30, 2009. The increase of $15.7 million, or 79.3%, was due primarily to $11.4 million of increased rental revenue due to the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010, the placement into service and subsequent leasing of expansion space completed in the second half of 2009 at 12100 Sunrise Valley and the acquisition of the CoreSite Acquired Properties and $3.5 million of increased power revenue related to the increased occupancy at these locations and acquisition of the CoreSite Acquired Properties.

Operating Expenses. Operating expenses for the nine months ended September 30, 2010 were $39.0 million compared to $25.0 million for the nine months ended September 30, 2009. The increase of $14.1 million, or 56.3%, was primarily due to $3.3 million of transaction costs incurred in connection with our acquisition of the CoreSite Acquired Properties and $1.0 million of increased general and administrative expense of which $0.9 million related to the recognition of increased legal and other fees incurred in connection with our initial public offering. In addition, the increase of $14.1 million was due to increased property operating and maintenance costs, management fees and depreciation and amortization expense of $3.9 million, $2.1 million and $3.7 million, respectively, mainly resulting from the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the placement into service and subsequent leasing of expansion space completed in the second half of 2009 at 12100 Sunrise Valley and the acquisition of the CoreSite Acquired Properties.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2010 was $1.6 million compared to interest expense of $1.8 million for the nine months ended September 30, 2009. The decrease in interest expense was due to lower interest rates on our floating rate debt and increased capitalized interest related to the construction of 2901 Coronado during the nine months ended September 30, 2010, partially offset by increased debt balances.
Net Loss. Net loss for the nine months ended September 30, 2010 was $5.1 million compared to a net loss of $6.9 million for the nine months ended September 30, 2009. The decrease of $1.8 million was primarily due to increased operating revenue from the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the placement into service and subsequent leasing of expansion space completed in the second half of 2009 at 12100 Sunrise Valley partially offset by transaction costs incurred in connection with our acquisition of the CoreSite Acquired properties and increased general and administrative expense resulting from increased legal and other fees incurred in connection with our initial public offering.
Liquidity and Capital Resources
Discussion of Cash Flows
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2010, compared to cash used in operating activities of $0.9 million for the prior period. The increased cash provided by operating activities of $3.4 million was primarily due to additional operating cash generated by the continued lease up of the properties and the collection of accounts receivable partially offset by the payment of leasing costs.
Net cash used in investing activities increased by $22.8 million to $33.8 million for the nine months ended September 30, 2010, compared to $11.1 million for the nine months ended September 30, 2009. This increase was primarily due to an increase in cash paid for capital expenditures related to redevelopment and development of data center space partially offset by cash balances acquired in connection with our predecessor’s acquisition of the CoreSite Acquired Properties.
Net cash provided by financing activities increased by $93.0 million to $105.8 million for the nine months ended September 30, 2010 from $12.8 million for the nine months ended September 30, 2009 primarily due to the net proceeds received in connection with the our initial public offering, an increase in capital contributions received from the member of the Predecessor partially offset by the redemption of Operating Partnership units and the repayment of mortgages payable.
Analysis of Liquidity and Capital Resources
As of September 30, 2010, we had $82.0 million of cash and equivalents, excluding $16.0 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.
Our short-term liquidity requirements primarily consist of funds needed for future distributions to stockholders and holders of our operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain recurring and non-recurring capital expenditures, including for the redevelopment and development of data center space during the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established for certain future payments, the net proceeds from our initial public offering and to the extent necessary, by incurring additional indebtedness, including by drawing on our revolving credit facility.
Our long-term liquidity requirements primarily consist of the costs to fund the development of the Coronado-Stender Properties, our 9.1 acre development site that houses five buildings in Santa Clara, California, future redevelopment or development of other space in our portfolio not currently scheduled, property acquisitions, scheduled debt maturities and recurring and non-recurring capital improvements. We expect to meet our long-term liquidity requirements primarily by incurring long-term indebtedness and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity securities, subject to prevailing market conditions, and/or through the issuance of operating partnership units.

Indebtedness
A summary of outstanding indebtedness as of September 30, 2010 is as follows (in thousands):

		Maturity		September 30,		December 31,
	Interest Rate	Date		2010		2009
Senior secured credit facility	(1)	September 28, 2013		$—		$—
427 S. LaSalle - Senior mortgage loan	LIBOR plus 0.60% (0.86% and 0.83% at September 30, 2010 and December 31, 2009)	March 9, 2011		25,000	(2)	—
427 S. LaSalle - Subordinate mortgage loan	LIBOR plus 2.95% (3.21% and 3.18% at September 30, 2010 and December 31, 2009)	March 9, 2011		5,000	(2)	—
427 S. LaSalle - Mezzanine loan	LIBOR plus 4.83% (5.09% and 5.06% at September 30, 2010 and December 31, 2009)	March 9, 2011		10,000	(2)	—
55 S. Market	LIBOR plus 3.50% (3.76% at September 30, 2010)(4)	October 9, 2012		60,000		—
12100 Sunrise Valley	LIBOR plus 2.75% (3.01% and 3.00% at September 30, 2010 and December 31, 2009)(4)	June 1, 2013		25,560		17,362
70 Innerbelt	7.25%	N/A	(3)	—		14,486
Coronado Stender Business Park	LIBOR plus 1.40% (1.63% at December 31, 2009)	N/A	(3)	—		30,539

Total principal outstanding				125,560		62,387

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				(1,583)		—

Total indebtedness				$123,977		$62,387

(1)	The Company can elect to have borrowings under the credit facility bear interest at a rate per annum equal to (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis points, depending on our leverage ratio.

(2)	Amounts represent the principal balance outstanding as of September 30, 2010 and excludes a $1.6 million fair value of acquired debt adjustment resulting from CoreSite Predecessor’s acquisition of the CoreSite Acquired Properties.

(3)	In connection with the closing of our initial public offering, the CoreSite Predecessor repaid certain mortgage loans secured by the 70 Innerbelt and Coronado Stender Business Park properties.

(4)	Subsequent to September 30, 2010, we have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these LIBOR based loans. See below for further details.
Senior Secured Credit Facility
In conjunction with our initial public offering and the Restructuring Transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility, or the revolving credit facility, with a group of lenders for which KeyBank National Association acts as the administrative agent, joint lead arranger and joint book manager and RBC Capital Markets Corporation acts as a joint lead arranger and joint book manager. The revolving credit facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the CoreSite Realty Corporation and on a secured basis by our subsidiaries that own our operating properties known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda. The revolving credit facility has an initial maturity date of September 28, 2013 with a one-time extension option, which if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the facility at initial maturity and certain other customary conditions. As of September 30, 2010, we had not drawn any funds under the facility.
We may elect to have borrowings under the revolving credit facility bear interest at a rate per annum equal to (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis points, depending on our leverage ratio. The revolving credit facility also contains an accordion feature that allows us to increase the total commitment by $90.0 million, to $200.0 million, under specified circumstances.
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
•	a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 0.55:1.00;
•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75:1.00;
•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 0.30:1.00;
•	a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility to gross asset value) of 0.30:1.00; and
•	a minimum tangible net worth equal to at least 75% of our tangible net worth at the closing of this offering plus 80% of the net proceeds of any additional equity issuances.

Mortgages
427 S. LaSalle. As of September 30, 2010, we had a senior mortgage loan, subordinate mortgage loan and mezzanine loan payable of $25.0 million, $5.0 million and $10.0 million, respectively. These loans are secured by deeds of trust on the property and bear interest as follows: LIBOR plus 60 basis points for the senior mortgage loan (0.86% and 0.83% as of September 30, 2010 and December 31, 2009, respectively), LIBOR plus 295 basis points for the subordinate mortgage loan (3.21% and 3.18% as of September 30, 2010 and December 31, 2009, respectively) and LIBOR plus 483 basis points for the mezzanine loan payable (5.09% and 5.06% as of September 30, 2010 and December 31, 2009, respectively). The loans payable require payments of interest only until maturity, and are subject to various prepayment penalties and fees. The loans’ original maturity dates are March 9, 2010 with two 12-month extensions available. On March 9, 2010, the first extension was exercised, and the maturity was extended to March 9, 2011.
55 S. Market. Concurrently with the closing of our initial public offering on September 28, 2010, we refinanced the existing $73.0 million of debt secured by our 55 S. Market property with a new $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided we meet certain financial and other customary conditions and is subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points, requires the payment of interest only until maturity, and is subject to various prepayment penalties and fees. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating covenants. As of September 30, 2010, we were in compliance with the covenants. The outstanding principal amount was $60.0 million as of September 30, 2010.
On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.
12100 Sunrise Valley. As of September 30, 2010, 12100 Sunrise Valley had a mortgage loan payable of $25.6 million, which bears interest at LIBOR plus 275 basis points (3.01% and 3.00% at September 30, 2010 and December 31, 2009, respectively). Additional draws may be made under the loan agreement up to a maximum of $32.0 million to fund specified construction. The mortgage loan payable is secured by 12100 Sunrise Valley and requires payments of interest only until the “amortization commencement date” on June 1, 2011. On June 8, 2010, we exercised two one-year extension options, which extended the maturity date to June 1, 2013. We may exercise the one remaining one year extension option provided we meet certain financial and other customary conditions and is subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain nonfinancial covenants. As of September 30, 2010, we were in compliance with all covenants.
On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.
Commitments and Contingencies
The following table summarizes our contractual obligations as of September 30, 2010, including the maturities and scheduled principal repayments of indebtedness (in thousands):

	Remainder of
Obligation	2010	2011	2012	2013	2014	Thereafter	Total

Operating leases	$4,055	$16,424	$16,892	$17,389	$17,671	$61,682	$134,113
Credit Facility	—	—	—	—	—	—	—
Mortgages payable	—	40,000	60,000	25,560	—	—	125,560
Other	217	762	657	279	151	294	2,360

Total	$4,272	$57,186	$77,549	$43,228	$17,822	$61,976	$262,033

Off-Balance Sheet Arrangements
As of September 30, 2010, our company did not have any off-balance sheet arrangements.

Funds From Operations
We consider FFO to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.
We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income. The following table is a reconciliation of our net income (loss) to FFO:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$(5,106)	$(2,282)	$(5,070)	$(6,913)
Real estate depreciation and amortization	4,852	2,815	11,747	8,067

FFO	$(254)	$533	$6,677	$1,154

Distribution Policy
We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our tax year ending December 31, 2010. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains) each year. To the extent that we distribute at least 90% but less than 100% of our net taxable income, we will be subject to tax at ordinary corporate tax rates on the retained portion. As such, commencing with our taxable year ending on December 31, 2010, we intend to distribute to our stockholders each year all or substantially all of our REIT net taxable income.
If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income properties and operations and to federal income and excise taxes on our taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations there under.
A complete discussion of certain U.S. federal income tax considerations applicable to our company and our stockholders can be found in our prospectus, dated September 22, 2010, filed with the SEC on September 23, 2010 pursuant to Rule 424(b) under the Securities Act in connection with the initial public offering of our common stock, which is accessible on the SEC’s website at www.sec.gov.
Inflation
Substantially all of our leases contain annual rent increases. As a result, we believe that we are largely insulated from the effects of inflation. However, any increases in the costs of redevelopment or development of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to develop our properties and increased depreciation expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these development costs to our customers in the form of higher rents.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk.
As of September 30, 2010, we had $125.6 million of consolidated indebtedness (excluding a $1.6 million fair value of acquired debt adjustment resulting from our predecessor’s acquisition of the CoreSite Acquired Properties) that bore interest at variable rates. $40.0 million of the $124.9 million is hedged against LIBOR interest rate increases above 6.24%.
If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.3 million annually. If interest rates were to decrease 1%, the decrease in interest expense on the variable rate debt would be approximately $1.3 million annually. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. The foregoing does not give effect to the interest rate hedging arrangements we entered into subsequent to September 30, 2010. With respect to the indebtedness secured by our 55 S. Market property, we entered into a swap agreement that effectively fixed the interest rate under the mortgage at 4.0% through the maturity date of such indebtedness. With respect to the indebtedness secured by our 12100 Sunrise Valley property, we purchased a two-year interest rate cap that will hedge against LIBOR interest rate increases above 2.0%.
These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of September 30, 2010, the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In addition, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
On August 11, 2010, our company’s former general counsel, Ari Brumer, filed a suit in the United States District Court for the District of Colorado against our company, certain of its affiliates, its chief executive officer and certain affiliates of The Carlyle Group. In his complaint, Mr. Brumer alleges that he was fraudulently induced to accept employment with CoreSite, LLC and that his employment was terminated in retaliation for his assertions that our company and certain of its officers and affiliates have been involved in or committed certain illegal or improper acts. Mr. Brumer claims actual damages in an amount to be proven at trial as well as special damages of $919,000, principally attributable to alleged real estate losses from relocating. We have investigated the claims alleged by Mr. Brumer and, based on the results of that investigation, do not believe that those claims are based on, or supported by, facts. As a result, we believe that we have valid defenses to the claims and intend to vigorously defend the suit.
On September 13, 2010, the Company and the other defendants in the case filed a motion to dismiss Mr. Brumer’s lawsuit on the grounds that the federal court lacked subject matter jurisdiction over the case, which had been filed in federal court on the basis of diversity of citizenship. On September 28, 2010, Mr. Brumer voluntarily dismissed the federal court action without prejudice and filed a substantially identical complaint in Colorado state court in Denver. On October 22, 2010, the Company and the other defendants filed a motion to dismiss the case on various grounds, including failure to specify wrongful acts allegedly done by the eleven different defendants named in the complaint.
Because the case is still in the preliminary stages, the cost of the litigation and its ultimate resolution are not estimable at this time. However, based on the information currently available, we continue to believe that this matter will not have a material adverse effect on its business, financial position or liquidity.
ITEM 1.A RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 18 of our prospectus, dated September 22, 2010, filed with the SEC on September 23, 2010 pursuant to Rule 424(b) under the Securities Act in connection with the initial public offering of our common stock, which is accessible on the SEC’s website at www.sec.gov.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 28, 2010, in connection with our initial public offering and the Restructuring Transactions, our operating partnership entered into a contribution agreement with the Carlyle real estate funds or their affiliates whereby our operating partnership issued to the Carlyle real estate funds or their affiliates 34,600,000 operating partnership units in exchange for the contribution by the Carlyle real estate funds or their affiliates of 100% of their ownership interests in the entities that, directly or indirectly, own or lease all of the properties that comprise our portfolio and all the other non-cash assets used in our business.
The issuances of such shares and units were effected in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act.

On September 22, 2010, our registration statement on Form S-11 (File No. 333-166810), relating to our initial public offering, was declared effective by the SEC. The joint book-running managers for the initial public offering were Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation. The co-managers were KeyBanc Capital Markets Inc. and Credit Suisse Securities (USA) LLC. We sold 19,435,000 shares of our common stock in the offering, and received net proceeds of approximately $285.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. We used the proceeds from the offering to purchase 11,000,000 operating partnership units from our operating partnership and 8,435,000 operating partnership units from the Carlyle real estate funds or their affiliates that contributed properties to our operating partnership in connection with the Restructuring Transactions. Our operating partnership used the cash received from our purchase of its operating partnership units to repay approximately $96.4 million of indebtedness, including related fees and expenses, and to pay expenses related to the Restructuring Transactions. We intend to use the remainder of the net proceeds from the offering to redevelop and develop additional data center space and for general corporate purposes.
There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

Exhibit No.		Description

3.1	(1)	Articles of Amendment and Restatement of CoreSite Realty Corporation, dated as of September 21, 2010.

3.2	(1)	Amended and Restated Bylaws of CoreSite Realty Corporation.

10.1	(2)	Limited Partnership Agreement of CoreSite, L.P., dated as of September 28, 2010.

10.2	(2)	Registration Rights Agreement between CoreSite Realty Corporation and the holders named therein, dated as of September 28, 2010.

10.3	(2)	Tax Protection Agreement between CoreSite, L.P. and the parties named therein, dated as of September 28, 2010.

10.4	(2)	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the parties named therein, dated as of September 28, 2010.

10.5	(2)
Credit Agreement among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C. and CoreSite Real Estate 1656 McCarthy, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, and Keybanc Capital Markets and RBC Capital Markets Corporation, as joint lead arrangers and joint book managers, dated as of September 28, 2010.

10.6	(1)	Employment Agreement between CoreSite Realty Corporation and Thomas M. Ray, dated as of August 1, 2010.

10.7	(1)	Employment Agreement between CoreSite Realty Corporation and Deedee M. Beckman, dated as of September 2, 2010.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to CoreSite Realty Corporation’s Registration Statement on Form S-11/A (File No. 333-166810) filed with the Securities and Exchange Commission on September 22, 2010.

(2)	Incorporated herein by reference to CoreSite Realty Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: November 12, 2010	By:	/s/ Thomas M. Ray
Thomas M. Ray
President and Chief Executive Officer (Principal Executive Officer)