Form 10-K
period 2010-12-31
CoreSite Realty Corp
filed 2011-03-11
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2010
Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From                      To
Commission file number 001-34877

CoreSite Realty Corporation
(Exact name of registrant as specified in its charter)

Maryland	27-1925611
(State of incorporation)	(I.R.S. Employer Identification Number)

1050 17th Street, Suite 800
Denver, CO	80265
(Address of principal executive offices)	(Zip Code)
(866) 777-2673
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common shares held by non-affiliates of the registrant was approximately $298.5 million as of March 9, 2011. The registrant has provided this information as of March 9, 2011 because its common equity was not publicly-traded as of the last business day of its most recently completed second fiscal quarter.
As of March 9, 2011, there were  19,690,661  shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2011 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K

Cautionary Note Regarding Forward-Looking Statements
This Annual Report, together with other statements and information publicly disseminated by our company contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.
In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) inability to renew net leases on the data center properties we lease; and (xiv) other factors affecting the real estate industry generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. In addition, we discussed a number of material risks in our prospectus, dated September 22, 2010, filed with the SEC on September 23, 2010 pursuant to Rule 424(b) under the Securities Act in connection with the initial public offering of our common stock. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
When we use the terms “we,” “us,” “our,” “the Company” and “our company” in this Annual Report, we are referring to CoreSite Realty Corporation, a Maryland corporation and the issuer of the shares of $0.01 par value common stock that have been registered under the Exchange Act, together with our consolidated subsidiaries, including CoreSite, L.P., a Maryland limited partnership of which we are the sole general partner and which we refer to as “our Operating Partnership.”

PART I
ITEM 1. BUSINESS
Our Initial Public Offering and Formation
We are a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of technology-related real estate.
On September 28, 2010, we closed on our initial public offering of common stock (the “IPO”) and completed the following transactions:
•	We issued 19,435,000 shares of our common stock in exchange for proceeds of $289.2 million net of underwriter discounts and commissions of $21.8 million,
•	As part of our formation transactions, our Operating Partnership acquired 100% of the ownership interests in the various entities that owned our “Predecessor,” comprised of the real estate activities and interconnection services of four of our operating properties, 1656 McCarthy, 32 Avenue of the Americas, 12100 Sunrise Valley and 70 Innerbelt, as well as the Coronado-Stender Business Park, from certain real estate funds (the “Funds”) affiliated with The Carlyle Group (“Carlyle”), in exchange for 14,797,755 Operating Partnership units, or $236.8 million in value based on the $16.00 per share IPO price for our common stock,
•	Our Operating Partnership also acquired 100% of the ownership interests in the entities that owned the “CoreSite Acquired Properties,” comprised of the continuing real estate operations at 55 S. Market, One Wilshire, 1275 K Street, 900 N. Alameda, 427 S. LaSalle, 2115 NW 22nd Street, and 1050 17th Street, a non-revenue generating property that we lease for our corporate headquarters, as well as CoreSite, LLC, our management company, from the Funds and their affiliates in exchange for 19,802,245 Operating Partnership units, or $316.8 million in value based on the $16.00 per share IPO price,
•	Concurrently with the closing of the IPO, we used a portion of the cash proceeds to purchase from the Funds and their affiliates 8,435,000 Operating Partnership units for an aggregate purchase price of $125.5 million,
•	We purchased an additional 11,000,000 newly-issued Operating Partnership units from our Operating Partnership for a purchase price of $163.7 million, and
•	We entered into a $110.0 million secured credit facility that contains an accordion feature that allows us to increase the total commitment by $90.0 million, to $200.0 million, under specified terms.
Our Business
We are an owner, developer and operator of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago and New York City. Our data centers feature advanced power, cooling and security systems, including twenty-four hours a day, seven days a week security staffing, and many are points of dense network interconnection. We are able to satisfy the full spectrum of our customers’ data center requirements by providing data center space ranging in size from an entire building or large dedicated suite to a cage or cabinet. We lease our space to a broad and growing customer base ranging from enterprise customers to less space-intensive, more network-centric customers. Our operational flexibility allows us to selectively lease data center space to its highest and best use depending on customer demand, regional economies and property characteristics.
The first data center in our portfolio was purchased in 2000 and since then we have continued to acquire, redevelop, develop and operate these types of facilities. Our properties are self-managed, including with respect to construction project management in connection with our redevelopment and development initiatives. As of December 31, 2010, our property portfolio included 11 operating data center facilities, one data center under construction and one development site, which collectively comprise over 2.0 million net rentable square feet (“NRSF”), of which over 1.1 million NRSF is existing data center space.
We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010. While we initially elected to be treated as an S corporation for federal income tax purposes, we terminated our S corporation status shortly before completion of our IPO (thereby ending the S corporation tax year) and intend to qualify as a REIT for federal income tax purposes commencing with our partial taxable year ending on December 31, 2010. We also conduct certain activities through our taxable REIT subsidiary (“TRS”), CoreSite Services, Inc., a Delaware corporation.
Our corporate offices are located at 1050 17th Street, Suite 800, Denver, CO 80265. Our telephone number is (866) 777-2673. Our website is www.coresite.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report.

Our Market Opportunity
Data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission-critical equipment. This infrastructure requires an uninterruptable power supply, backup generators, cooling, fire suppression systems and physical security. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks and exchange traffic with each other.
According to the Cisco Visual Networking Index, global IP traffic, including Internet, non-Internet and mobile data, is expected to quadruple from 2009 to 2014, representing a compounded annual growth rate of 34%. We believe the data center industry enjoys strong demand dynamics principally driven by the continued growth of Internet traffic, the corresponding increase in processing and storage equipment and the increased need for network interconnection capabilities. Additionally, companies are increasingly outsourcing their data center needs due to the high cost of operating and maintaining in-house data center facilities, increasing power and cooling requirements for data centers and the growing focus on business and disaster recovery planning.
We believe that sufficiently capitalized operators with space and land available for redevelopment and development, as well as a proven track record and reputation for operating high-quality data center facilities, will enjoy a significant competitive advantage and be best-positioned to accommodate market demand.
Our Competitive Strengths
We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the growing demand for data center space and interconnection services, and thereby grow our cash flow.
High Quality Data Center Portfolio. As of December 31, 2010, our property portfolio included 11 operating data center facilities, one data center under construction and one development site. Much of our data center portfolio has been recently constructed. Specifically, since January 1, 2006, we have redeveloped or developed 655,620 NRSF into data center space, or approximately 58.5% of our current data center portfolio. Based upon our portfolio as of December 31, 2010 and including the completion of the 102,686 NRSF of data center space under construction at that time, 62.0% of our data center portfolio will have been built since January 1, 2006. Our facilities have advanced power and cooling infrastructure with additional power capacity to support continued growth.
Significant Network Density. Many of our data centers are points of dense network interconnection that provide our customers with valuable networking opportunities that help us retain existing customers and attract new ones. We believe that the network connectivity at these data centers provides us with a significant competitive advantage because network-dense facilities offering high levels of connectivity typically take many years to establish. Our portfolio houses over 200 unique network providers, which includes over 100 unique network providers at our One Wilshire property. To facilitate access to these networking opportunities, we provide services enabling interconnection among our data center customers including private cross connections and publicly-switched peering services. Our private cross connection services entail installing fiber, or other connection media, between two customer spaces. Our publicly-switched peering services allow our customers to exchange digitalized information with each other by connecting to our Any2 Exchange® networking switch. Currently, we actively manage over 9,000 interconnections across our portfolio.
Expansion Capability. By leasing readily available data center space and expanding our operating data center space, we anticipate that we will be able to meet the growing demand from our existing and prospective customers. Our data center facilities currently have 220,185 NRSF of space readily available for lease. We also have the ability to expand our operating data center square footage by approximately 86.2%, or 973,590 NRSF through the development or redevelopment of (1) 102,686 NRSF space under construction, (2) 326,820 NRSF of vacant space, (3) 148,234 NRSF of currently operating space, and (4) 395,850 NRSF of new data center space on land that we currently own at our Coronado-Stender properties of which 50,600 NRSF of unconditioned core and shell space was under construction as of December 31, 2010.
Facilities in Key Markets. Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets. As of December 31, 2010, over 80% of our leased operating NRSF, accounting for over 90% of our annualized rent, was located in five of the six North American markets identified by Tier1Research, LLC as markets of high data center demand. Our data centers are located in Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami. These locations offer access to the abundant power required to run and cool the facilities. Many of our facilities are also situated in close proximity to hundreds of businesses and corporations, which drives demand for our data center space and interconnection services. We expect to continue benefitting from this proximity as customers seek new, high-quality data center space in our markets.

Diversified Customer Base. We have a diverse, global base of over 630 customers, which we believe is a reflection of our strong reputation and proven track record, as well as our customers’ trust in our ability to house their mission-critical applications and vital communications technology. As of December 31, 2010, one customer represented 12.9% of our annualized rent and our top ten customers represented 36.1% of our annualized rent. Our diverse customer base spans many industries and includes:
•	Global Telecommunications Carriers and Internet Service Providers: AT&T Inc., British Telecom (BT Group Plc.), China Netcom Group Corp., China Unicom (Hong Kong) Limited, Internap Network Services Corp., Japan Telecom Co., Ltd., Korea Telecom Corporation, Singapore Telecom Ltd., Sprint Nextel Corporation, Tata Communications Ltd., Telmex U.S.A., L.L.C. and Verizon Communications Inc.;

•	Enterprise Companies, Financial and Educational Institutions and Government Agencies: Computer Science Corporation, the Government of the District of Columbia, Macmillan Inc., Microsoft Corporation, The NASDAQ OMX Group, Inc., NYSE Euronext and the University of Southern California; and

•	Media and Content Providers: Akamai Technologies, Inc., CDNetworks Co. Ltd., DreamWorks Animation SKG, Inc., Facebook, Inc., Google Inc., NBC Universal Inc., Sony Pictures Imageworks Inc. and Warner Brothers Entertainment, Inc.
Experienced Management Team. Our management team has significant experience in the real estate, communications and technology industries. Notably, our Chief Executive Officer has over 22 years of experience in the acquisition, financing and operation of commercial real estate, which includes over 11 years in the data center industry and five years at publicly traded REITs. Additionally, our Chief Financial Officer has approximately 23 years of financial experience, including five years with a publicly traded REIT where he served as the Managing Director and Chief Accounting Officer and 18 years in public accounting with significant history as a partner with KPMG and Arthur Andersen, where he served as the Partner in charge of the real estate practice in Denver, Colorado.
Balance Sheet Positioned to Fund Continued Growth. With the cash remaining from our IPO, we believe that we are conservatively capitalized and that we have sufficient funds and available capacity to pursue our anticipated redevelopment and development plans. As of December 31, 2010, we had approximately $125.6 million of total long-term debt (excluding a $0.7 million fair value of debt adjustment resulting from our acquisition of the CoreSite Acquired Properties in connection with our IPO) equal to approximately 14.5% of the undepreciated book value of our total assets. In addition, as of December 31, 2010, we had $86.2 million of cash available on our balance sheet and the ability to borrow up to an additional $100.8 million under a $110.0 million revolving credit facility, subject to satisfying certain financial covenants, which we currently meet. We believe this available capital will be sufficient to fund our general corporate needs, including the completion of 102,686 NRSF of data center space under construction as of December 31, 2010 and the redevelopment or development of an additional 72,946 NRSF of space prior to December 31, 2011.
Business and Growth Strategies
Our business objective is to continue growing our position as a provider of strategically located data center space in North America. The key elements of our strategy are as follows:
Increase Cash Flow of Our In-Place Data Center Space. We actively manage and lease our properties to increase cash flow by:
•	Increasing Rents. Approximately 93% of our annualized rent as of December 31, 2010 was derived from data center leases. Additionally, the occupancy rate of our data centers has remained strong with over 80% of our data center operating space under lease as of December 31, 2010. We retained approximately 79% of our data center leases that expired during the year ended December 31, 2010, while increasing rents under data center leases renewed by an average of 27.3% on a GAAP basis.

•	Leasing up Available Space and Power. We have the ability to increase both our revenue and our revenue per square foot by leasing additional space and power to new and existing data center customers. As of December 31, 2010, substantially all of our data center facilities offered our customers the ability to increase their square footage under lease as well as the amount of power they use per square foot. In total, our existing data center facilities have 220,185 NRSF of space available for lease. We believe this space, together with available power, enables us to generate incremental revenue within our existing data center footprint without necessitating extensive capital expenditures.
Capitalize on Embedded Expansion Opportunities. Our portfolio includes 379,106 NRSF of vacant space that can be redeveloped into data center space. We believe that redevelopment provides attractive risk-adjusted returns because by leveraging existing in-place infrastructure and entitlements we are typically able to deliver redevelopment space at a lower cost and faster time-to-market than ground-up development. In many cases we are able to strategically deploy capital by redeveloping space in incremental phases to meet customer demand.

In addition to our redevelopment space, as of December 31, 2010, our portfolio included the Coronado-Stender Business Park, a 15.75-acre property housing seven buildings in Santa Clara, California. The Coronado-Stender Business Park currently includes:
•	2901 Coronado, a 50,000 NRSF data center on 3.14 acres, representing the first phase of our development at the Coronado-Stender Business Park, which we completed during the second quarter of 2010. During March 2010, we fully leased this space to a leading online social networking company pursuant to a weighted average 6.5 year lease;
•	2972 Stender, a 50,400 NRSF data center under construction on 3.51 acres, which represents the second data center building in our development at the Coronado-Stender Business Park. Since obtaining the approved mitigated negative declaration from the City of Santa Clara, we have elected to construct the entire NRSF entitled for 2972 Stender, comprised of the initial 50,400 NRSF of data center space plus an incremental 50,600 NRSF of unconditioned core and shell space held for potential future development into data center space, for a total of up to 101,000 NRSF of data center space;
•	the Coronado-Stender Properties, a 9.1 acre development site with five buildings consisting of 78,800 NRSF of office and light-industrial operating space and 50,400 NRSF of vacant space on land held for development, portions of which generate revenue under short-term leases. This development site currently provides us with the ability to develop additional data center space in one of the fastest growing and most important data center markets in North America. We have the ability to develop up to 345,250 NRSF of data center space at this property.
The following table summarizes the redevelopment and development opportunities throughout our portfolio as of December 31, 2010.

				Currently				Currently Operating
	Operating			Vacant Redevelopment/				Redevelopment/
	NRSF			Development NRSF			Total	Development NRSF
	Data	Office & Light		Under			Facility
Facilities	Center	Industrial	Total	Construction(1)	Near-Term(2)	Long-Term	NRSF	Near-Term	Long-Term
Los Angeles
One Wilshire*	156,521	7,500	164,021	—	—	—	164,021	—	—
900 N. Alameda	281,078	8,360	289,438	—	—	144,721	434,159	—	102,951

Los Angeles Total	437,599	15,860	453,459	—	—	144,721	598,180	—	102,951

San Francisco Bay
55 S. Market	84,045	205,846	289,891	—	—	—	289,891	—	—
2901 Coronado	50,000	—	50,000	—	—	—	50,000	—	—
1656 McCarthy	76,676	—	76,676	—	—	—	76,676	—	—
Coronado-Stender Properties(3)	—	78,800	78,800	—	—	50,400	129,200	—	78,800
2972 Stender(4)	—	—	—	50,400	—	—	50,400	—	—

San Francisco Bay Total	210,721	284,646	495,367	50,400	—	50,400	596,167	—	78,800

Northern Virginia
12100 Sunrise Valley(5)	116,498	60,539	177,037	52,286	33,446	—	262,769	—	—
1275 K Street*	22,137	—	22,137	—	—	—	22,137	—	—

Northern Virginia Total	138,635	60,539	199,174	52,286	33,446	—	284,906	—	—

Chicago
427 S. LaSalle(6)	129,790	45,283	175,073	—	—	5,309	180,382	22,000	23,283
Boston
70 Innerbelt(7)	133,646	13,063	146,709	—	17,500	112,397	276,606	—	—
New York
32 Avenue of the Americas*	48,404	—	48,404	—	—	—	48,404	—	—
Miami
2115 NW 22nd Street	30,176	1,641	31,817	—	—	13,447	45,264	—	—

Total Facilities	1,128,971	421,032	1,550,003	102,686	50,946	326,274	2,029,909	22,000	205,034

*	Indicates properties in which we hold a leasehold interest.

(1)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.

(2)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after December 31, 2010 but prior to December 31, 2011.

(3)	We are entitled to develop up to 345,250 NRSF of data center space at this property, or an incremental 216,050 NRSF, which is in addition to the leased and vacant NRSF existing at the property. This is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space under construction at 2972 Stender.

(4)	As of December 31, 2010, we were under construction on 50,400 NRSF of data center space. We are also developing an incremental 50,600 NRSF of unconditioned core and shell space that we intend to hold for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

(5)	The remaining 85,732 NRSF of vacant space will be redeveloped into data center space in two phases. The first phase commenced in the fourth quarter of 2010 and is expected to cost approximately $30.5 million.

(6)	We plan to redevelop 22,000 NRSF on the fifth floor to data center space immediately following the expiration of an existing office lease for that space which expires April 30, 2011.

(7)	The NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets. We are evaluating opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent redevelopment or development which requires significant capital expenditures. We will also continue to implement the “hub-and-spoke strategy” that we have successfully deployed in our three largest markets, namely the Los Angeles, San Francisco Bay and Northern Virginia areas. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our “hub-and-spoke strategy,” we typically rely on third-party providers of network connectivity to establish highly reliable network connectivity within and between certain of our data centers, but we are not substantially dependent upon any one such service provider.
Leverage Existing Customer Relationships and Reach New Customers. Our strong customer and industry relationships, combined with our national footprint and sales force, afford us insight into the size, timing and location of customers’ planned growth. We have historically been successful in leveraging this market visibility to expand our footprint and customer base in existing and new markets. We intend to continue to strengthen our relationship with existing customers, including the pursuit of build-to-suit opportunities, and to expand and diversify our customer base by targeting growing enterprise customers and segments, such as healthcare, financial services, media and entertainment companies, as well as local, state and federal governments and agencies.
Our Portfolio
As of December 31, 2010, our property portfolio included 11 operating data center facilities, one data center under construction and one development site, which collectively comprise over 2.0 million NRSF, of which approximately 1.1 million NRSF is existing data center space. These properties include 315,261 NRSF of space readily available for lease, of which 220,185 NRSF is available for lease as data center space. As of December 31, 2010, we had the ability to expand our operating data center square footage by approximately 86.2%, or 973,590 NRSF through the development or redevelopment of (1) 102,686 NRSF space under construction, (2) 326,820 NRSF of vacant space, (3) 148,234 NRSF of currently operating space, and (4) 395,850 NRSF of new data center space on land that we currently own at our Coronado-Stender properties of which 50,600 NRSF of unconditioned core and shell space was under construction as of December 31, 2010. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and positions us to significantly increase our cash flows. We will pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.
The following table provides an overview of our leasing activity during the three months ended December 31, 2010:

NRSF
Total leases signed but not yet commenced as of September 30, 2010	14,968
Leases signed during the three months ended December 31, 2010	41,501
New leases signed during the three months ended December 31, 2010 which have commenced	(5,694)
Leases signed in previous periods which commenced during the three months ended December 31, 2010	(11,509)

Total leases signed but not yet commenced as of December 31, 2010	39,266

During the three months ended December 31, 2010, we increased our operating data center space by 20,955 NRSF with the completion of our recent redevelopments at 900 N. Alameda in Los Angeles and 1656 McCarthy in the San Francisco Bay area. We completed this space at a cost of approximately $6.1 million. We also completed the redevelopment of 22,189 NRSF of office space at our 12100 Sunrise Valley facility to accommodate the needs of data center customers.

The following table provides an overview of our properties as of December 31, 2010:

			NRSF
			Operating(1)
					Office
					and Light-				Redevelopment and
			Data Center(2)		Industrial(3)		Total		Development(4)
	Acquisition	Annualized		Percent		Percent		Percent	Under			Total
Market/Facilities	Date(5)	Rent ($000)(6)	Total	Leased(7)	Total	Leased(7)	Total(8)	Leased(7)	Construction(9)	Vacant	Total	Portfolio
Los Angeles
One Wilshire*	Aug. 2007	$19,778	156,521	64.0%	7,500	54.6%	164,021	63.6%	—	—	—	164,021
900 N. Alameda(10)	Oct. 2006	12,322	281,078	89.7	8,360	16.9	289,438	87.6	—	144,721	144,721	434,159

Los Angeles Total		32,100	437,599	80.5	15,860	34.8	453,459	78.9	—	144,721	144,721	598,180
San Francisco Bay
55 S. Market	Feb. 2000	11,064	84,045	88.7	205,846	85.0	289,891	86.1	—	—	—	289,891
2901 Coronado	Feb. 2007	8,820	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
1656 McCarthy	Dec. 2006	6,939	76,676	82.9	—	—	76,676	82.9	—	—	—	76,676
Coronado-Stender Properties(11)	Feb. 2007	681	—	—	78,800	74.3	78,800	74.3	—	50,400	50,400	129,200
2972 Stender(12)	Feb. 2007	—	—	—	—	—	—	—	50,400	—	50,400	50,400

San Francisco Bay Total		27,504	210,721	89.3	284,646	82.1	495,367	85.1	50,400	50,400	100,800	596,167
Northern Virginia
12100 Sunrise Valley	Dec. 2007	10,136	116,498	75.9	60,539	64.4	177,037	72.0	52,286	33,446	85,732	262,769
1275 K Street*	June 2006	1,881	22,137	86.0	—	—	22,137	86.0	—	—	—	22,137

Northern Virginia Total		12,017	138,635	77.5	60,539	64.4	199,174	73.5	52,286	33,446	85,732	284,906
Chicago
427 S. LaSalle	Feb. 2007	6,399	129,790	76.3	45,283	100.0	175,073	82.4	—	5,309	5,309	180,382
Boston
70 Innerbelt	Apr. 2007	5,998	133,646	84.0	13,063	16.2	146,709	78.0	—	129,897	129,897	276,606
New York
32 Avenue of the Americas*	June 2007	4,101	48,404	71.4	—	—	48,404	71.4	—	—	—	48,404
Miami
2115 NW 22nd Street	June 2006	1,245	30,176	50.1	1,641	100.0	31,817	52.6	—	13,447	13,447	45,264

Total Facilities		$89,364	1,128,971	80.5%	421,032	77.7%	1,550,003	79.7%	102,686	377,220	479,906	2,029,909

*	Indicates properties in which we hold a leasehold interest.

(1)	Represents the square feet at each building under lease as specified in existing customer lease agreements plus management’s estimate of space available for lease to customers based on engineers’ drawings and other factors, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas. Total NRSF at a given facility includes the total operating NRSF and total redevelopment and development NRSF, but excludes our office space at a facility and our corporate headquarters.

(2)	Represents the NRSF at each operating facility that is currently leased or readily available for lease as data center space. Both leased and available data center NRSF include a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)	Represents the NRSF at each operating facility that is currently leased or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial uses.

(4)	Represents vacant space in our portfolio that requires significant capital investment in order to redevelop or develop into data center facilities. Total redevelopment and development NRSF and total operating NRSF represent the total NRSF at a given facility.

(5)	Reflects date property was acquired by the Funds or their affiliates and not the date of our acquisition upon consummation of our initial public offering. In the case of a leased property, indicates the date the initial lease commenced.

(6)	Represents the monthly contractual rent under existing customer leases as of December 31, 2010 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to such lease. On a gross basis, our annualized rent was approximately $95,440,000 as of December 31, 2010, which reflects the addition of $6,076,000 in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(7)	Includes customer leases that have commenced as of December 31, 2010. The percent leased is determined based on leased square feet as a proportion of total operating NRSF.

(8)	Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.

(9)	Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable. The entire 102,686 NRSF under construction as of December 31, 2010 was data center space.

(10)	In addition to the completion of 16,126 NRSF of data center space during the period, we also redeveloped 8,262 NRSF of support space that was previously classified as office space. An additional 6,984 NRSF of support space was allocated to existing leases as part of this re-classification. This absorption is in addition to the 4,328 NRSF of new leases that commenced at this facility in the fourth quarter of 2010.

(11)	The Coronado-Stender properties became entitled for our proposed data center development upon receipt of the mitigated negative declaration from the city of Santa Clara in the first quarter of 2011. We have the ability to develop 345,250 NRSF of data center space at this property, which is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space under construction at 2972 Stender.

(12)	We are under construction on 50,400 NRSF of data center space at this property. We are also developing an incremental 50,600 NRSF of unconditioned core and shell space held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

The following table provides an overview of our properties in operation as of June 30, 2010. For comparison purposes relative to the property table above, the table below excludes from the operating pool any space deliveries that occurred after June 30, 2010, as well as any leasing activity within those spaces:

			Operating NRSF
					Office and Light-
			Data Center		Industrial		Total
	Acquisition	Annualized Rent		Percent		Percent		Percent
Market/Facilities	Date	($000)	Total	Leased	Total	Leased	Total	Leased
Los Angeles
One Wilshire*	Aug. 2007	$19,778	156,521	64.0%	7,500	54.6%	164,021	63.6%
900 N. Alameda	Oct. 2006	12,322	264,952	95.2	8,360	16.9	273,312	92.8

Los Angeles Total		32,100	421,473	83.6	15,860	34.8	437,333	81.8
San Francisco Bay
55 S. Market	Feb. 2000	11,064	84,045	88.7	205,846	85.0	289,891	86.1
2901 Coronado	Feb. 2007	8,820	50,000	100.0	—	—	50,000	100.0
1656 McCarthy	Dec. 2006	6,939	71,847	88.5	—	—	71,847	88.5
Coronado-Stender Properties	Feb. 2007	681	—	—	78,800	74.3	78,800	74.3
2972 Stender	Feb. 2007	—	—	—	—	—	—	—

San Francisco Bay Total		27,504	205,892	91.4	284,646	82.1	490,538	86.0
Northern Virginia
12100 Sunrise Valley	Dec. 2007	10,032	116,498	75.9	38,350	90.2	154,848	79.4
1275 K Street*	June 2006	1,881	22,137	86.0	—	—	22,137	86.0

Northern Virginia Total		11,913	138,635	77.5	38,350	90.2	176,985	80.3
Chicago
427 S. LaSalle	Feb. 2007	6,399	129,790	76.3	45,283	100.0	175,073	82.4
Boston
70 Innerbelt	Apr. 2007	5,963	119,567	93.9	2,024	73.4	121,591	93.5
New York
32 Avenue of the Americas*	June 2007	4,101	48,404	71.4	—	—	48,404	71.4
Miami
2115 NW 22nd Street	June 2006	1,245	30,176	50.1	1,641	100.0	31,817	52.6

Total Facilities at December 31, 2010		$89,225	1,093,937	83.1%	387,804	83.1%	1,481,741	83.1%

Total Facilities at June 30, 2010		$85,695		82.4%		78.2%		81.3%

*	Indicates properties in which we hold a leasehold interest.

Customer Diversification
As of December 31, 2010, our portfolio was leased to over 630 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of December 31, 2010:

							Weighted
							Average
				Percentage		Percentage	Remaining
		Number	Total	of Total	Annualized	of	Lease
		of	Leased	Operating	Rent	Annualized	Term in
	Customer	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Facebook, Inc.	3	74,112	4.8%	$11,554	12.9%	57
2	General Services Administration-IRS*(6)	1	132,370	8.5	3,427	3.8	17
3	Sprint Communications Corporation(7)	3	104,837	6.8	3,260	3.6	13
4	Verizon Communications	7	73,962	4.8	2,454	2.7	50
5	Gov’t of District of Columbia	2	22,118	1.4	2,158	2.4	31
6	Tata Communications	2	52,973	3.4	2,101	2.4	14
7	Nuance Communications(8)	1	19,211	1.2	2,050	2.3	94
8	Akamai Technologies(9)	4	17,738	1.1	1,998	2.2	12
9	Computer Sciences Corporation	1	18,950	1.2	1,688	1.9	74
10	NBC Universal	1	17,901	1.2	1,669	1.9	19

	Total/Weighted Average		534,172	34.4%	$32,359	36.1%	38

*	Denotes customer using space for general office purposes.

(1)	Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2010. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of December 31, 2010, consisted of 1,550,003 NRSF.

(3)	Represents the monthly contractual rent under existing customer leases as of December 31, 2010 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2010, which was approximately $89,363,637.

(5)	Weighted average based on percentage of total annualized rent expiring and is as of December 31, 2010.

(6)	The data presented represents an interim lease in place that expires in May 2012. Upon expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence. That lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

(7)	Sprint’s 102,951 NRSF lease at 900 N. Alameda is scheduled to expire in the fourth quarter of 2011. We do not expect the customer to renew this lease. Upon expiration, Sprint would no longer rank in the top 10 among our customers.

(8)	In the third quarter of 2010, we signed an additional lease with the customer that commenced in the fourth quarter of 2010. Upon full commencement of that lease, Nuance Communications will become our sixth largest customer in terms of annualized rent, with 19,211 NRSF leased and an annualized rent of $2,177,892.

(9)	In the third quarter of 2010, we signed two additional leases with the customer, a portion of which commence following Dec 31, 2010. Upon full commencement of those leases, Akamai will be our fourth largest customer in terms of annualized rent, with 29,091 NRSF leased and an annualized rent of $3,159,841.
Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of December 31, 2010:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total		of
	of	of All	NRSF of	Operating	Annualized	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	Rent ($000)(4)	Rent
Available(5)	—	—%	314,055	20.3%	$—	—%
1,000 or less	896	86.1	149,456	9.6	24,534	27.5
1,001 - 2,000	66	6.3	95,677	6.2	11,151	12.5
2,001 - 5,000	46	4.4	129,983	8.4	10,887	12.2
5,001 - 10,000	12	1.2	83,209	5.4	7,141	8.0
10,001 - 25,000	12	1.1	203,180	13.1	13,801	15.4
Greater than 25,000	9	0.9	574,443	37.0	21,850	24.4

Portfolio Total	1,041	100.0%	1,550,003	100.0%	$89,364	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light-industrial leases.

(2)	Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(3)	Represents the square feet at a building under lease as specified in the lease agreements plus management’s estimate of space available for lease to third parties based on engineer’s drawings and other factors, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(4)	Represents the monthly contractual rent under existing customer leases as of December 31, 2010 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Excludes approximately 379,106 vacant NRSF held for redevelopment at December 31, 2010.

Lease Expirations
The following table sets forth a summary schedule of the expirations for leases in place as of December 31, 2010, plus available space for each of the ten full calendar years beginning January 1, 2011 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of December 31, 2010(6)	—	314,055	20.3%	$—	—%	$—	$—	$—
2011(7)	525	325,772	21.0	24,235	27.1	74.39	24,519	75.26
2012(8)	227	382,122	24.7	25,076	28.1	65.62	26,035	68.13
2013	172	155,293	10.0	14,974	16.8	96.42	16,090	103.61
2014	47	46,782	3.0	4,391	4.9	93.86	4,887	104.46
2015	26	54,631	3.5	1,649	1.8	30.18	1,866	34.16
2016(9)	10	85,728	5.5	5,945	6.7	69.35	7,190	83.87
2017	21	61,403	4.0	8,622	9.6	140.42	10,512	171.20
2018	5	23,432	1.5	2,452	2.7	104.64	3,275	139.77
2019	1	71,062	4.6	1,233	1.4	17.35	1,445	20.33
2020-Thereafter	7	29,723	1.9	787	0.9	26.48	1,280	43.06

Portfolio Total / Weighted Average	1,041	1,550,003	100.0%	$89,364	100.0%	$72.30	$97,099	$78.56

(1)	Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)	Represents the monthly contractual rent under existing customer leases as of December 31, 2010 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(3)	Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)	Represents the final monthly contractual rent under existing customer leases as of December 31, 2010 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric highlights the rent growth inherent in the existing base of lease agreements.

(6)	Excludes approximately 379,106 vacant NRSF held for redevelopment at December 31, 2010.

(7)	Includes a lease with Sprint at 900 N. Alameda for 102,951 NRSF scheduled to expire in the fourth quarter of 2011 and a lease with a professional services company at 427 S. LaSalle for 45,283 NRSF expiring in the second quarter of 2011. We anticipate redeveloping the subject spaces as data center space.

(8)	Includes an office lease with General Services Administration — IRS, which is an interim lease in place that expires on May 31, 2012. Upon the expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence. The new lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

(9)	Total operating NRSF of expiring leases in 2016 reflects the expiration of half of a 50,000 NRSF lease, the other half of which expires in 2017.
Competition
We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including Digital Realty Trust, Inc., Dupont Fabros Technology, Inc., Equinix, Inc., Terremark Worldwide, Inc., Savvis, Inc., Telx Group Inc., SABEY Corporation and Quality Technology Services. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, and access to less expensive power, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.
As a developer of data center space, we also compete for the services of key third-party providers of services, including engineers and contractors with expertise in the development of data centers. The competition for the services of specialized contractors and other third-party providers required for the development of data centers is intense, increasing the cost of engaging such providers and the risk of delays in completing our development projects.
In addition, we face competition from real estate developers in our sector and in other industries for the acquisition of additional properties suitable for the development of data centers. Such competition may reduce the number of properties available for acquisition, increase the price of these properties and reduce the demand for data center space in the markets we seek to serve.

Regulation
General
Data centers in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our properties must comply with Title III of the American with Disabilities Act, or ADA, to the extent that such properties are places of “public accommodation” or “commercial facilities” as defined by the ADA. The ADA requires properties that are places of “public accommodation” to, among other things, remove existing barriers to access by persons with disabilities where such removal is readily achievable. The ADA also requires places of “public accommodation” as well as “commercial facilities” undergoing new construction or alterations to conform to the ADA Accessibility Guidelines, which provide design standards that permit accessibility by individuals with disabilities. Further, if entities on our properties offer certain examinations or courses (i.e., those related to applications, licensing, certification, or credentialing for secondary or postsecondary education, professional, or trade purposes), they must be offered in an accessible place and manner or with alternative accessible arrangements. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to those properties to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of monetary damages and civil penalties in lawsuits brought by the Attorney General or an award of attorneys’ fees to private litigants. The obligation to make readily achievable accommodations as required by the ADA is an ongoing one, and we will continue to assess our properties and make alterations as appropriate.
Environmental Matters
Under various federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at that property or emanating from that property. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and a party may be liable for all of the cleanup costs, even when more than one person was responsible for the contamination. Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, we could incur costs to comply with such laws and regulations, the violation of which could lead to substantial fines and penalties.
Environmental laws and regulations also require that asbestos-containing building materials be properly managed and maintained and may impose fines and penalties on building owners or operators for failure to comply with these requirements. Further, third parties could potentially seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
In addition, certain of our customers, particularly those leasing light-industrial space from us, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our customers, and potentially us, to liability resulting from these activities or from previous industrial or other uses of those properties. Environmental liabilities could also affect a customer’s ability to make rental payments to us. We require our customers to comply with these environmental laws and regulations and to indemnify us for any related liabilities.
Independent environmental consultants have conducted Phase I or similar environmental site assessments on all owned properties in our portfolio. Each of the site assessments has been either completed or updated since 2005. Site assessments are intended to collect and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or asbestos sampling. Although prior commercial or industrial operations at some of our properties may have released hazardous materials and some of our properties contain or may contain asbestos-containing building materials, none of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the reviews were completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability. See “Risk Factors—Risks Related to the Real Estate Industry—Environmental problems are possible and can be costly.”
Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, business interruption, rental loss, and umbrella liability insurance covering all of the properties in our portfolio augmented by excess liability coverage in an amount that we believe to be appropriate. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas believed to be seismically active. Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits. See “Risk Factors.”

Employees
As of December 31, 2010, we had 179 full-time and part-time employees of which 125 employees are salaried, and we pay the remainder on an hourly basis. None of our employees are members of labor unions and we believe that our relations with employees are good.
Offices
Our corporate offices are located at 1050 17th Street, Suite 800, Denver, CO 80265. We believe that our current offices are adequate for our present and future business operations.
How to Obtain Our SEC Filings
All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.coresite.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K, or any other document that we file with the SEC.
Financial Information
For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Any of the following risks could materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.
Risks Related to Our Business and Operations
Our portfolio of properties consists primarily of data centers geographically concentrated in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets may negatively impact our operating results.
Our portfolio of properties consists primarily of data centers geographically concentrated in Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami. These markets comprised 35.9%, 30.8%, 13.4%, 7.2%, 6.7%, 4.6% and 1.4%, respectively, of our annualized rent as of December 31, 2010. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.
We have experienced significant losses and we cannot assure you that we will achieve profitability.
For fiscal years 2008 and 2009, our Predecessor, on a consolidated basis, had net losses of $13.9 million and $7.0 million, respectively. For the year ended December 31, 2010, the Company had a net loss of $12.3 million. Our ability to achieve profitability is dependent upon a number of risks and uncertainties, many of which are beyond our control. We cannot assure you that we will be successful in executing our business strategy and become profitable. Our failure to do so could have a material adverse effect on the price of our common stock and our ability to satisfy our obligations, including making payments on our indebtedness. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We face significant competition and may be unable to lease vacant space, renew existing leases or release space as leases expire, which may have a material adverse effect on our business and results of operations.
We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets, including Digital Realty Trust, Inc., Dupont Fabros Technology, Inc., Equinix, Inc., Terremark Worldwide, Inc., Savvis, Inc. and Telx Group, Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, or if they offer rental rates below our or current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2010, leases representing 27.1%, 28.1% and 16.8% of our annualized rent will expire during 2011, 2012 and 2013, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re-lease data center space for which leases are scheduled to expire, our business and results of operations could be materially adversely affected.
Our success depends on key personnel whose continued service is not guaranteed and we may not be able to retain or attract knowledgeable, experienced and qualified personnel.
We depend on the efforts of key personnel, particularly Mr. Thomas M. Ray, our President and Chief Executive Officer, and Jeffrey Finnin, our Chief Financial Officer. Our reputation and relationships with existing and potential customers, industry personnel and key lenders are the direct result of a significant investment of time and effort by our key personnel to build credibility in a highly specialized industry. Many of our senior executives have extensive experience and strong reputations in the real estate and technology industries, which aid us in capitalizing on strategic opportunities and negotiating with customers. While we believe that we will be able to find suitable replacements for key personnel who may depart from time to time, the loss of their services could diminish our business and investment opportunities and our customer, industry and lender relationships, which could have a material adverse effect on our operations.
In addition, our success depends, to a significant degree, on being able to employ and retain personnel who have the expertise required to successfully acquire, develop and operate high-quality data centers. Personnel with these skill sets are in limited supply so the demand and competition for such expertise is intense. We cannot assure you that we will be able to hire and retain a sufficient number of qualified employees at reasonable compensation levels to support our growth and maintain the high level of quality service our customers expect, and any failure to do so could have a material adverse effect on our business.
We are continuing to invest in our expansion efforts, but we may not have sufficient customer demand in the future to realize expected returns on these investments.
As part of our growth strategy, we intend to commit substantial operational and financial resources to develop new data centers and expand existing ones. However, we typically do not require pre-leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to support the new data center space when completed. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.
Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues, harm our business reputation and have a material adverse effect on our financial results.
Our business depends on providing customers with highly reliable service. We may fail to provide such service as a result of numerous factors, including:
•	human error;
•	power loss;
•	improper building maintenance by our landlords in the buildings that we lease;
•	physical or electronic security breaches;
•	fire, earthquake, hurricane, flood and other natural disasters;
•	water damage;
•	war, terrorism and any related conflicts or similar events worldwide; and
•	sabotage and vandalism.

Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. We provide service level commitments to substantially all of our customers. As a result, service interruptions or equipment damage in our data centers could result in credits to these customers. In addition, although we have given such credits to our customers in the past, there can be no assurance that our customers will accept these credits as compensation in the future. Service interruptions and equipment failures may also expose us to additional legal liability and damage our brand image and reputation. Significant or frequent service interruptions could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions in our data centers.
Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our access to sufficient electrical power.
Our properties have access to a finite amount of power, which limits the extent to which we can lease additional space for use at our data centers. As current and future customers increase their power footprint in our facilities over time, the remaining available power for future customers could limit our ability to increase occupancy rates or network density within our existing facilities.
Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as have liability under our leases. Any such material loss of customers or material liability could adversely affect our results of operations.
To fund our growth strategy and refinance our indebtedness, we depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.
In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code (the “Code”) to distribute at least 90% of our net taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. We will also be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. These distribution requirements may limit our ability to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources for debt or equity financing to fund our growth strategy. In addition, we may need external sources of capital to refinance our indebtedness at maturity. We may not be able to obtain such financing or refinancing on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:
•	general market conditions;
•	the market’s perception of our growth potential;
•	our then current debt levels;
•	our historical and expected future earnings, cash flow and cash distributions; and
•	the market price per share of our common stock.
In addition, our ability to access additional capital may be limited by the terms of our existing indebtedness, which restricts our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at maturity, which could have a material adverse effect on our business.
Our expenses may not decrease if our revenue decreases.
Most of the expenses associated with our business, such as debt service payments, real estate, personal and ad valorem taxes, insurance, utilities, employee wages and benefits and corporate expenses are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue from our business. Our expenses will also be affected by inflationary increases and certain of our costs may exceed the rate of inflation in any given period. As a result, we may not be able to fully offset our costs by higher lease rates, which could have a material adverse effect on our results of operations.
We depend on third parties to provide network connectivity within and between certain of our data centers, and any delays or disruptions in this connectivity may adversely affect our operating results and cash flow.
We depend upon carriers and other network providers to deliver network connectivity to customers within our data centers as well as the fiber network interconnection between our data centers. Our hub-and-spoke approach makes us dependent on these third parties to provide these services between our data centers. We cannot assure you that any network provider will elect to offer its services within new data centers that we develop or that once a network provider decides to provide connectivity to or between our data centers, it will continue to do so for any period of time. A significant interruption in or loss of these services could impair our ability to attract and retain customers and have a material adverse effect on our business.

Enabling connectivity within and between our data centers requires construction and operation of a sophisticated redundant fiber network. The construction required to connect our data centers is complex and may involve factors outside of our control, including the availability of construction resources. If highly reliable connectivity within and between certain of our data centers is not established, is materially delayed, is discontinued or fails, our reputation could be harmed, which could have a material adverse effect on our ability to attract new customers or retain existing ones.
Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all.
The markets for the data centers that we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and changing customer demands. Our ability to deliver technologically sophisticated power and cooling are significant factors in our customers’ decisions to rent space in our data centers. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to, or eliminate heat from, the servers and other customer equipment that we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new technology that requires levels of power and cooling that our facilities are not designed to provide. Our power and cooling systems are also difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems would have a material adverse effect on our business. In addition, evolving customer demand could require services or infrastructure improvements that we do not provide or that would be difficult or expensive for us to provide in our current data centers, and we may be unable to adequately adapt our properties or acquire new properties that can compete successfully. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.
Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security requirements applicable to the defense industry and government contractors and privacy and security regulations applicable to the financial services and health care industries. If such regulations were adopted, we could lose some customers or be unable to attract new customers in certain industries, which would have a material adverse effect on our results of operations.
Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits.
We do not carry insurance for generally uninsured losses, such as losses from riots, war, terrorist attacks or acts of God. The properties in our portfolio located in California are subject to higher risks from earthquakes and our property in Miami is potentially subject to greater risks arising from tropical storms, hurricanes and floods. Together, these properties represented approximately 68.1% of total annualized rent as of December 31, 2010. While we do carry earthquake, hurricane and flood insurance on our properties, the amount of our insurance coverage may not be sufficient to fully cover such losses. In addition, we may discontinue earthquake, hurricane or flood insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.
If we experience a loss which is uninsured or which exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
In addition, even if damage to our properties is covered by insurance, a disruption of our business caused by a casualty event may result in the loss of business or customers. We carry a limited amount of business interruption insurance, but such insurance may not fully compensate us for the loss of business or customers due to an interruption caused by a casualty event.
The recent disruption in the financial markets makes it more difficult to evaluate the stability and net assets or capitalization of insurance companies, and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could have a material adverse effect on our business and financial condition.

A small number of customers account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.
Our top ten customers accounted for approximately 36.1% of our total annualized rent as of December 31, 2010. During the second quarter of 2010, we expanded our relationship with our largest customer, Facebook, Inc. This customer represented 12.9% of our annualized rent as of December 31, 2010. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.
In addition, our largest customers may choose to develop new data centers or expand existing data centers of their own. In the event that any of our key customers were to do so, it could result in a loss of business to us or increase pricing pressure on us. If we lose a customer, there is no guarantee that we would be able to replace that customer at a competitive rate or at all.
Some of our largest customers may also compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations. For instance, one customer could determine that it is not in that customer’s interest to house mission-critical servers in a facility operated by the same company that relies on a key competitor for a significant part of its annual revenue. Our loss of a large customer for this or any other reason could have a material adverse effect on our results of operations.
We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.
We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. While we attempt to limit exposure to power shortages by using backup generators and batteries, power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. In the past, a limited number of our customers have experienced temporary losses of power. Pursuant to the terms of some of our customer leases, continuous or chronic power outages may give certain of our tenants the right to terminate their leases or cause us to incur financial obligations in connection with a power loss. In addition, any loss of services or equipment damage could reduce the confidence of our customers in our services thereby impairing our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Other utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.
We may be unable to identify and complete acquisitions and successfully operate acquired properties.
We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to acquire properties on favorable terms and successfully develop and operate them involves significant risks including, but not limited to:
•	we may be unable to acquire a desired property because of competition from other data center companies or real estate investors with more capital;

•	even if we are able to acquire a desired property, competition from other potential acquirors may significantly increase the purchase price of such property;

•	we may be unable to realize the intended benefits from acquisitions or achieve anticipated operating or financial results;

•	we may be unable to finance the acquisition on favorable terms or at all;

•	we may underestimate the costs to make necessary improvements to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or the diversion of our management’s attention;

•	acquired properties may be subject to reassessment, which may result in higher than expected tax payments;

•	we may not be able to access sufficient power on favorable terms or at all; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates.
In the past we have acquired properties that did not perform up to our expectations and there can be no assurance that this will not happen again. If we are unable to successfully acquire, redevelop, develop and operate data center properties, our ability to grow our business, compete and meet market expectations will be significantly impaired, which would have a material adverse effect on the price of our common stock.

We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire for which we may have limited or no recourse against the sellers.
Assets and entities that we have acquired or may acquire in the future, including the properties contributed by the Funds or their affiliates, may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification (including the indemnification by the Funds or their affiliates) is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses.
For example, under the contribution agreement pursuant to which the Funds or their affiliates contributed the properties that comprise our portfolio to the operating partnership, each of the Funds or their affiliates made certain representations and warranties as to certain material matters related to the property being contributed by such fund or affiliate such as title to any owned property, compliance with laws (including environmental laws) and the enforceability of certain material customer contracts and leases. In the event that such representations and warranties are not true and correct when made and as of the date the offering was priced, the party that contributed the property to which such losses relate will indemnify the operating partnership for any resulting losses, but only to the extent the amount of losses exceeds 1% of the aggregate value of the operating partnership units received by all of the Funds or their affiliates (based upon the initial offering price) and provided that the liability of each contributor will be limited to 10% of the value of the operating partnership units (based upon the initial offering price) received by such contributor (adjusted for any operating partnership units purchased by us from the Funds or their affiliates at closing) in connection with the restructuring transactions and with respect to any liability that arises from a specific contributed property, the indemnification by such Fund or its affiliate will be limited to 10% of the value of the operating partnership units issued in respect of such contributed property. As a result, we will be solely responsible and will not be able to seek indemnification from the Funds or their affiliates to the extent that any losses do not meet this minimum threshold amount or exceed the maximum threshold amount. In addition, the representations and warranties made by the Funds or their affiliates will only survive for a period of one year after the completion of the IPO and in the event that we do not become aware of a breach until after the end of such period or if we otherwise fail to assert a claim prior to such date, we will have no further recourse against the contributors.
As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.
Our growth depends on the successful redevelopment and development of our properties and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition.
As of December 31, 2010, we had the ability to expand our operating data center square footage by approximately 86.2%, or 973,590 NRSF through the development or redevelopment of (1) 102,686 NRSF space under construction, (2) 326,820 NRSF of vacant space, (3) 148,234 NRSF of currently operating space, and (4) 395,850 NRSF of new data center space on land that we currently own at our Coronado-Stender properties of which 50,600 NRSF of unconditioned core and shell space was under construction as of December 31, 2010. Our growth depends upon the successful completion of the redevelopment and development of this space and similar projects in the future. Current and future redevelopment and development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to our existing data centers, we may be limited by the inventory and location of suitable properties.

In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We cannot assure you that we will be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the requisite power for our development properties would have a material negative impact on our growth and future results of operations and financial condition.
These and other risks could result in delays or increased costs or prevent the completion of our redevelopment and development projects, any of which could have a material adverse effect on our financial condition, results of operations, cash flow, the trading price of our common stock and our ability to satisfy our debt service obligations or pay dividends.
We do not own all of the buildings in which our data centers are located. Instead, we lease certain of our data center space and the ability to renew these leases could be a significant risk to our ongoing operations.
We do not own the buildings for three of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

Property	Current Lease Term Expiration	Renewal Rights	Base Rent Increases at Renewal(1)
32 Avenue of the Americas	Apr. 2023	2 x 5 yrs	FMR
One Wilshire	July 2017	3 x 5 yrs	103% of previous monthly base rent
1275 K Street	May 2016	3 x 5 yrs	Greater of 103% of previous monthly base rent or 95% of FMR

(1)	FMR represents “fair market rent” as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutal agreement by third party appraisers.
When the primary term of our leases expire, we have the right to extend the terms of our leases as indicated above. For two of these leases, the rent will be determined based on the fair market value of rental rates for this property and the then prevailing rental rates may be higher than rental rates under the applicable lease. To maintain the operating profitability associated with our present cost structure, we must increase revenues within existing data centers to offset the anticipated increase in lease payments at the end of the original and renewal terms. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the landlord.
If we are not able to renew the lease at any of our data centers, the costs of relocating the equipment in such data centers and redeveloping a new location into a high-quality data center could be prohibitive. In addition, we could lose customers due to the disruptions in their operations caused by the relocation. We could also lose those customers that choose our data centers based on their locations.
Our level of indebtedness and debt service obligations could have adverse effects on our business.
As of December 31, 2010, we had a total indebtedness of approximately $125.6 million (excluding a $0.7 million fair value of debt adjustment resulting from our acquisition of the CoreSite Acquired Properties), all of which is secured indebtedness. We also have the ability to borrow up to an additional $100.8 million under our $110.0 million revolving credit facility, subject to satisfying certain financial tests, all of which, if incurred, will be secured indebtedness. While there are limits in our revolving credit facility and our mortgage loan agreements on the amount of debt that we may incur, and additional limits on our indebtedness may be imposed by future agreements or by a policy adopted by our Board of Directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:
•	require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock as currently contemplated or necessary to maintain our qualification as a REIT;

•	make it more difficult for us to satisfy our financial obligations, including borrowings under our new revolving credit facility;

•	increase our vulnerability to general adverse economic and industry conditions;

•	expose us to increases in interest rates for our variable rate debt;

•	limit our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage relative to competitors that have less indebtedness; and

•	require us to dispose of one or more of our properties at disadvantageous prices or raise equity that may dilute the value of our common stock in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.
The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other things, our and our subsidiaries’ ability to:
•	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;
•	incur additional debt or issue preferred stock;
•	make certain investments or acquisitions;
•	create liens on our or our subsidiaries’ assets;
•	sell assets;
•	make capital expenditures;
•	pay dividends on or repurchase our capital stock;
•	enter into transactions with affiliates;
•	issue or sell stock of our subsidiaries; and
•	change the nature of our business.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our new revolving credit facility will require us to maintain specified financial ratios and satisfy financial condition tests. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any property subject to mortgage debt.
As of December 31, 2010, our 427 S. LaSalle property was subject to $40.0 million of secured indebtedness, our 55 S. Market property was subject to a $60.0 million mortgage loan and our 12100 Sunrise Valley property was subject to a $32.0 million secured construction loan, of which $25.6 million was outstanding. In addition, borrowings under our revolving credit facility will be secured by a lien on certain of our properties. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. As we execute our business plan, we may assume or incur new mortgage indebtedness on our existing properties or properties that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

Our failure to develop and maintain a diverse customer base could harm our business and adversely affect our results of operations.
Our ability to increase occupancy rates in our data centers and grow our business is, in part, dependent upon our ability to market our data center space to a diverse customer base. A more diverse customer base in our data centers creates more networking interconnection opportunities that are valued by our customers, which we believe has generated and will continue to generate incremental revenues in the long-term. Attracting and retaining this diverse customer base will depend on many factors, including the density of interconnection, the operating reliability and security of our data centers, and our ability to market our services effectively across different customer segments. If we fail to maintain a diverse customer base, our business and results of operations may be adversely affected.
Certain of the properties in our portfolio have been owned or operated for a limited period of time, and we may not be aware of characteristics or deficiencies involving any one or all of them.
As of December 31, 2010, our portfolio of properties consisted of 11 operating data center facilities, one data center under construction and one development site. Nine of our properties were acquired or developed by the Funds or their affiliates less than four years prior to the date of our IPO, including one facility, 2901 Coronado, which was completed during the second quarter of 2010. Because these properties have been in operation for a relatively short period of time, we may be unaware of characteristics of or deficiencies in such properties that could adversely affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations.
We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information and the personal information of our customers and cause interruptions or malfunctions in our or our customers’ operations. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.
Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.
We have agreed with each of the Funds or their affiliates that have directly or indirectly contributed their interests in the properties in our portfolio to our operating partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor’s tax liabilities, based on an assumed tax rate. Any such loan would be repayable out of the after tax-proceeds (based on an assumed tax rate) of any distribution from the operating partnership to, or any sale of operating partnership units (or common stock issued by us in exchange for such units) by, the recipient of such loan, and would be non-recourse to the borrower other than with respect to such proceeds. These tax protection provisions apply for a period expiring on the earlier of (i) the seventh anniversary of the completion of our IPO and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the operating partnership units that were issued to them in connection with the contribution of these properties.
Increases in our property and other state and local taxes could adversely affect our ability to make distributions to our stockholders if they cannot be passed on to our customers.
We are subject to a variety of state and local taxes, including real and personal property taxes and sales and use taxes that may increase materially due to factors outside our control. In particular, taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. We have been notified by local taxing authorities that the assessed values of certain of our properties have increased. We plan to appeal these increased assessments, but we may not be successful in our efforts. Furthermore, some of our properties may be reassessed retroactively to the date we or the Funds acquired the property, which could require us to make cumulative payments for multiple years. Our leases with our customers generally do not allow us to increase their rent as a result of an increase in property or other taxes. If property or other taxes increase and we cannot pass these increases on to our customers through increased rent for new leases or upon lease renewals, our result of operations, cash flow and ability to make distributions to our stockholders would be adversely affected.

Risks Related to the Real Estate Industry
Illiquidity of real estate investments, particularly our data centers, could significantly impede our ability to respond to adverse changes in the performance of our properties, which could harm our financial condition.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the real estate market or in the performance of such properties may be limited, thus harming our financial condition. The real estate market is affected by many factors that are beyond our control, including:
•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance therewith;

•	the ongoing cost of capital improvements that are not passed onto our customers, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.
The risks associated with the illiquidity of real estate investments are even greater for our data center properties. Our data centers are highly specialized real estate assets containing extensive electrical and mechanical systems that are uniquely designed to house and maintain our customers’ equipment and, as such, have little, if any, traditional office space. As a result, most of our data centers are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease data center space for more traditional commercial or industrial uses, or for us to sell a property to a buyer for use other than as a data center.
Environmental problems are possible and can be costly.
Environmental liabilities could arise and have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. In addition, we could incur costs to comply with such laws and regulations, the violation of which could lead to substantial fines and penalties.
We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred.
Some of our properties contain or may contain asbestos-containing building materials. Environmental laws may impose fines and penalties on building owners or operators who fail to properly manage and maintain these materials, notify and train persons who may come into contact with asbestos and undertake special precautions, and third parties could potentially seek recovery from owners or operators for any personal injury associated with exposure to asbestos-containing building materials.
Some of our properties may also contain or develop harmful mold or suffer from other air quality issues. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, employees of our customers and others if property damage or health concerns arise.
We may incur significant costs complying with the Americans with Disabilities Act, or ADA, and similar laws, which could materially adversely affect our financial condition and operating results.
Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws may also require modifications to our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one of our properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition and results of operations could be materially adversely affected.

We may be adversely affected by regulations related to climate change.
Climate change regulation is a rapidly developing area. Congress is currently considering new laws relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions. Other countries have enacted climate change laws and regulations and the United States has been involved in discussions regarding international climate change treaties. The U.S. Environmental Protection Agency, or EPA, and some of the states and localities in which we operate, have also enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had an adverse effect on our business to date, they could limit our ability to develop new facilities or result in substantial compliance costs, retrofit costs and construction costs, including capital expenditures for environmental control facilities and other new equipment. We could also face a negative impact on our reputation with the public if we violate climate change laws or regulations.
Risks Related to Our Organizational Structure
Our Board of Directors may change our major corporate, investment and financing policies without stockholder approval and those changes may adversely affect our business.
Our Board of Directors will determine our major corporate policies, including our acquisition, investment, financing, growth, operations and distribution policies and whether to maintain our status as a REIT. In particular, we anticipate that our Board of Directors will adopt a policy of limiting the amount of indebtedness we incur. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Directors may alter or eliminate our current corporate policies, including our policy on borrowing at any time without stockholder approval. Accordingly, while our stockholders have the power to elect or remove directors, our stockholders will have limited direct control over changes in our policies and those changes could adversely affect our business, financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
While the Funds and their affiliates do not control our company, they own a majority of our Operating Partnership and have the right initially to nominate two directors, and their interests may differ from or conflict with the interests of our stockholders.
As of December 31, 2010 the Funds or their affiliates had an aggregate beneficial ownership interest in our Operating Partnership of approximately 57.3% which, if exchanged for our common stock, would represent an approximately 57.1% interest in our common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to initially nominate two of the seven directors to our Board of Directors. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control, which may not be in the best interests of our stockholders.
Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:
•	Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code on REITs, our charter generally prohibits any person or entity (other than a person who or entity that has been granted an exception as described below) from actually or constructively owning more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common stock or more than 9.8% (by value) of our capital stock. The value and number of the outstanding shares of common stock and the value of the outstanding shares of capital stock shall be determined by the Board of Directors in good faith, which shall be conclusive for all purposes. We refer to these restrictions as the ownership limits. Our charter permits our Board of Directors to make, and our Board of Directors has made, certain exceptions to these ownership limits, where our Board of Directors has determined that such exceptions would not cause us to fail to qualify as a REIT. Our Board of Directors has granted exemptions from the ownership limits to the Funds and their affiliates, as well as to one registered broker-dealer who hold shares of our common stock for the benefit of multiple shareholders, none of whom individually holds more than 9.8% of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limits without the consent of our Board of Directors will result in the automatic transfer of the shares (and all dividends thereon) to a charitable trust. These ownership limitations may prevent a third party from acquiring control of us if our Board of Directors does not grant an exemption from the ownership limitations, even if our stockholders believe the change in control is in their best interests.

•	Our Charter Grants Our Board of Directors the Right to Classify or Reclassify Any Unissued Shares of Capital Stock, Increase or Decrease the Authorized Number of Shares and Establish the Preference and Rights of Any Preferred Stock without Stockholder Approval. Our charter provides that the total number of shares of stock of all classes that we currently have authority to issue is 120,000,000, initially consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. Our Board of Directors has the authority, without a stockholders’ vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock or vice versa, to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because the Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders’ vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as voting shares of stock which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.
We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our Board of Directors and, in the case of the control share provisions of the MGCL, by a provision in our bylaws. However, our Board of Directors may elect to opt into these provisions, if approved by our stockholders by the affirmative vote of a majority of votes cast and with the consent of the Funds or their affiliates, provided that the consent of the Funds will not be required unless, in the case of the control share provisions, such provisions would apply to the Funds and their affiliates or in either case at such time they own less than 10% of our outstanding common stock (assuming all operating partnership units are exchanged into common stock).
Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.

Risks Related to Our Status as a REIT
Failure to qualify as a REIT would have material adverse consequences to us and the value of our stock.
We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. However, we cannot assure you that we will qualify or will remain qualified as a REIT. If, in any taxable year, we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because:
•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax, including any alternative minimum tax, at regular corporate rates;

•	we could be subject to possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
Our failure to qualify as a REIT could also impair our ability to expand our business and raise capital, and would materially adversely affect the value of our common stock.
We have limited operating history as a REIT and a public company, which could hinder our ability to successfully manage our business.
We have limited operating history as a REIT and a public company. Although certain of our executive officers and directors have experience in the real estate industry, and Mr. Ray, our President and Chief Executive Officer and Mr. Finnin, our Chief Financial Officer, have considerable experience with publicly traded REITs, there is no assurance that our past experience will be sufficient to operate a business in accordance with the Code requirements for REIT qualification or in accordance with the requirements of the SEC and the NYSE for public companies. We are required to develop and implement substantial control systems and procedures in order to qualify and maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with NYSE listing standards. As a result, we will incur significant legal, accounting and other expenses that we did not incur as a private company and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a publicly-traded REIT. If our finance and accounting organization is unable for any reason to respond adequately to the demands of being a publicly held company, the quality and timeliness of our financial reporting may suffer and we could experience significant deficiencies or material weaknesses in our disclosure controls and procedures or in our internal control over financial reporting. An inability to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could cause us to fail to meet our reporting obligations under the Exchange Act on a timely basis or result in material misstatements or omissions in our Exchange Act reports.
Failure to qualify as a domestically-controlled REIT could subject our non-U.S. stockholders to adverse federal income tax consequences.
We will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of our shares is held directly or indirectly by non-U.S. stockholders. However, because our shares are publicly traded, we cannot guarantee that we will in fact be a domestically-controlled REIT. If we fail to qualify as a domestically-controlled REIT, our non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of our shares of common stock would be subject to taxation upon such a sale if either (1) the shares of common stock were not considered to be regularly traded under applicable Treasury Regulations on an established securities market, such as the NYSE, or (2) the selling non-U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares of common stock being sold during specified testing periods. If gain on the sale or exchange of our shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to regular U.S. income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.
Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected levels or at all, and we may be required to borrow funds on a short-term basis during unfavorable market conditions.
In order to maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our net taxable income annually to our stockholders. In any period our net taxable income may be greater than our cash flow from operations, requiring us to fund such distributions from other sources, including borrowed funds, even if the market conditions are not favorable for these borrowings. In addition, we may become party to debt agreements that include cash management or similar provisions, pursuant to which revenues generated by properties subject to such indebtedness are immediately, or upon the occurrence of certain events, swept into an account for the benefit of the lenders under such debt agreements, which revenues would typically only become available to us after the funding of reserve accounts for, among other things, debt service, taxes, insurance and leasing commissions. In any event, if our properties do not generate sufficient cash flow to satisfy our REIT distribution obligations, we may be required to fund distributions from working capital, borrowings under our revolving credit facility, the sale of assets or debt or equity financing, some or all of which may not be available or may not be available on favorable market conditions. We may also elect to pay dividends to stockholders in the form of taxable stock dividends in order to meet our distributions requirements or reduce expected distributions. As a result, any failure to generate cash greater than our REIT distribution obligation could have a material adverse effect on the price of our common stock.

Applicable REIT laws may restrict certain business activities.
As a REIT we are subject to various restrictions on our income, assets and activities. These include restrictions on our ability to pursue certain strategic acquisitions or business combinations and our ability to enter into other lines of business. Due to these restrictions, we anticipate that we will conduct certain business activities, such as interconnection services, in one or more taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, local and, if applicable, foreign taxation on their taxable income at applicable corporate income tax rates. However, we may still be limited in the business activities we can pursue.
Despite our REIT status, we remain subject to various taxes.
Notwithstanding our status as a REIT, we will be subject to certain federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute and we will incur a 100% excise tax on transactions with our TRS that are not conducted on an arm’s length basis. Moreover, our TRS is taxable as a regular C corporation and will pay federal, state and local income tax on its net income at the applicable corporate rates.
If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, we would fail to qualify as a REIT.
A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating, ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. We have received a private letter ruling from the Internal Revenue Service (the “IRS”), holding, among other things, that our buildings, including the structural components, constitute real property for purposes of the REIT qualification requirements. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If our structural components are subsequently determined not to constitute real property for purposes of the REIT qualification requirements, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, we would fail to qualify as a REIT, which could have a material adverse effect on the value of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The information set forth under the caption “Our Portfolio” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to a variety of legal proceedings rising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on us.
Prior to the completion of our IPO, Ari Brumer, the former general counsel of our affiliate CoreSite, LLC, filed suit in federal court in Colorado against the Company, certain of our affiliates, our chief executive officer and certain affiliates of the Funds and Carlyle. In his complaint, Mr. Brumer alleged that he was fraudulently induced to accept employment with CoreSite, LLC, and that his employment was terminated in retaliation for his assertions that the Company and certain of its officers and affiliates had been involved in or committed certain illegal or improper acts. We investigated the assertions of illegal or improper acts made by Mr. Brumer. Based on the results of that investigation, we concluded that those assertions were not based on, or supported by, facts but were raised by Mr. Brumer in bad faith after his termination, which termination was unrelated to his avowed concerns about the subject matter of the assertions.
On September 28, 2010, Mr. Brumer voluntarily dismissed the federal court action without prejudice and filed a substantially identical complaint in Colorado state court in Denver. In the state action, Mr. Brumer claims actual damages in an amount to be proven at trial as well as special damages of $1,019,000, principally attributable to real estate losses that he allegedly incurred from relocating to Colorado.
On October 22, 2010, the Company and the other defendants filed a motion to dismiss the state court case on various grounds. On January 11, 2011, the Court partially granted the motion, dismissing one claim as legally insufficient and ordering the dismissal of all claims against our chief executive officer individually. On March 8, 2011, the Company filed its answer to the amended complaint and asserted counterclaims against Mr. Brumer arising from his efforts to disrupt the Company’s initial public offering for personal advantage after his employment was terminated by the Company.
Because the case is still in the preliminary stages, the cost of the litigation and its ultimate resolution are not estimable at this time. We believe that we have valid defenses to Mr. Brumer’s remaining claims and that there is significant merit to our counterclaims against Mr. Brumer and we intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the claims and damages asserted and the probability of an unfavorable outcome, we believe that this matter will not have a material adverse effect on our business, financial position or liquidity.
ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock has been listed and is traded on the NYSE under the symbol “COR” since September 23, 2010. As of December 31, 2010, we had 3 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high, and low sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	Price Range		Dividends
	High	Low	Declared
2010:
Third Quarter	$16.68	$15.55	$—
Fourth Quarter	$16.56	$12.25	$0.13
Distributions and Dividends
In order to comply with the REIT requirements of the Code, we are generally required to make annual distributions to our shareholders of at least 90% of our taxable net income. Our common share distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and that allows us to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.
We have made distributions every quarter since our IPO. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board during the year. Dividends declared in 2010 are noted in the chart above.
Performance Graph
The following line graph sets forth, for the period from September 23, 2010 through December 31, 2010, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMS”). The graph assumes that $100 was invested on September 23, 2010 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
On September 28, 2010, we closed our IPO and completed the acquisition of our Predecessor and the CoreSite Acquired Properties. As such, the financial condition and results of operations for the entities acquired by our Predecessor in connection with the IPO and related formation transactions are only included in the condensed consolidated financial statements since the date of the transactions. Prior to September 28, 2010, the date of these transactions, the condensed consolidated financial statements include only the activities and capital structure of our Predecessor.

	The Company	Historical Predecessor
	For the period
	September 28, 2010	For the period January
	through December 31,	1, 2010 through	Year ended December 31,
(in thousands except per share data)	2010	September 27, 2010	2009	2008	2007	2006(1)
Statement of Operations Data
Operating revenues	$38,352	$35,557	$28,831	$15,581	$10,349	$—
Operating expenses:
Property operating and maintenance	12,107	14,272	13,954	11,258	4,451	—
Real estate taxes and insurance	1,642	1,262	1,787	2,125	1,015	—
Management fees to related party	—	3,582	2,244	1,523	363	—
Depreciation and amortization	19,146	11,848	11,193	7,966	3,528	—
Sales and marketing	1,341	125	135	170	60	—
General and administrative	4,987	2,258	1,401	1,325	267	—
Transaction costs	3,275	—	—	—	—
Rent	4,551	2,177	2,816	2,624	509	—

Total operating expenses	47,049	35,524	33,530	26,991	10,193	—

Operating income (loss)	(8,697)	33	(4,699)	(11,410)	156	—
Interest income	77	2	3	17	38	—
Interest expense	(2,325)	(1,590)	(2,343)	(2,495)	(2,123)	—
Gain on sale of real estate	—	—	—	—	4,500	—

Income (loss) before income taxes	(10,945)	(1,555)	(7,039)	(13,888)	2,571	—
Income taxes	223	—	—	—	—	—

Net income (loss)	(10,722)	(1,555)	(7,039)	(13,888)	2,571	—
Net income (loss) attributable to noncontrolling interests	(7,371)	—	—	—	—	—

Net income (loss) attributable to controlling interests	$(3,351)	$(1,555)	$(7,039)	$(13,888)	$2,571	$—

Basic and diluted loss per common share
Net loss attributable to controlling interests per common share	$(0.17)

Weighted average common shares outstanding	19,458,605

Dividends declared per common share	$0.13

	The Company	Historical Predecessor
		December 31,
Balance Sheet Data	December 31, 2010	2009	2008	2007	2006
Net investments in real estate	$589,679	$218,055	$197,493	$151,044	$28,432
Total Assets	833,026	239,420	213,846	164,762	28,461
Mortgages and notes payable	124,873	62,387	52,530	44,332	—
Noncontrolling interests in operating partnership	422,226	—	—	—	—
Stockholders’ equity / members’ equity	232,239	162,338	149,103	107,228	28,414

(1)	The Predecessor acquired its first property in December 2006 and did not commence operations until 2007. Accordingly, the selected financial data does not include statement of operations data for the year ended December 31, 2006.
We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.
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
The following table is a reconciliation of our net income (loss) to FFO:

	The Company	Historical Predecessor
	For the period	For the period
	September 28, 2010 through	January 1, 2010 through	Year ended December 31,
(in thousands)	December 31, 2010	September 27, 2010	2009	2008	2007
Net income (loss)	$(10,722)	$(1,555)	$(7,039)	$(13,888)	$2,571
Real estate depreciation and amortization	18,936	11,748	11,193	7,966	3,528
Gain on sale of real estate	—	—	—	—	(4,500)

FFO	$8,214	$10,193	$4,154	$(5,922)	$1,599

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Forward-Looking Statements.” You should also review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.
Overview
We are an owner, developer and operator of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago and New York City. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We are able to satisfy the full spectrum of our customers’ data center requirements by providing data center space ranging in size from an entire building or large dedicated suite to a cage or cabinet. We lease our space to a broad and growing customer base ranging from enterprise customers to less space-intensive, more network-centric customers. Our operational flexibility allows us to selectively lease data center space to its highest and best use depending on customer demand, regional economies and property characteristics.
As of December 31, 2010, our property portfolio included 11 operating data center facilities, one data center under construction and one development site, which collectively comprise over 2.0 million NRSF, of which approximately 1.1 million NRSF is existing data center space. These properties include 314,055 NRSF of space readily available for lease, of which 220,185 NRSF is available for lease as data center space. As of December 31, 2010, we had the ability to expand our operating data center square footage by approximately 86.2%, or 973,590 NRSF through the development or redevelopment of (1) 102,686 NRSF space under construction, (2) 326,820 NRSF of vacant space, (3) 148,234 NRSF of currently operating space, and (4) 395,850 NRSF of new data center space on land that we currently own at our Coronado-Stender properties of which 50,600 NRSF of unconditioned core and shell space was under construction as of December 31, 2010. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and positions us to significantly increase our cash flows. We will pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.
Results of Operations
Prior to the closing of our IPO on September 28, 2010, we had no corporate activity other than issuance of shares of common stock in connection with the initial capitalization of our company. The results of operations for the years ended December 31, 2009 and 2008 reflect the financial condition and operating results of our Predecessor, which was comprised of the real estate activities and holdings of a Carlyle real estate fund that contributed properties into our portfolio in connection with the IPO. The results of operations for the year ended December 31, 2010 reflect the financial condition and results of operations of our Predecessor, together with the CoreSite Acquired Properties, from September 28, 2010, the date of acquisition. Our results of operations may therefore not be indicative of our future results of operations.

Our Predecessor was comprised of the real estate activities and interconnection services of four of our operating properties, 1656 McCarthy, 32 Avenue of the Americas, 12100 Sunrise Valley and 70 Innerbelt, as well as the Coronado-Stender Business Park. The CoreSite Acquired Properties include our continuing real estate operations at 55 S. Market, One Wilshire, 1275 K Street, 900 N. Alameda, 427 S. LaSalle and 2115 NW 22nd Street, as well as 1050 17th Street, a property we lease for our corporate headquarters, which does not generate operating revenue.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

			Total Company
	The Company	The Predecessor	and Predecessor	The Predecessor
	For the period	For the period	Year ended	Year ended
	September 28, 2010 through	January 1, 2010 through	December 31,	December 31,
	December 31, 2010	September 27, 2010	2010	2009
	(in thousands)
Operating Revenue	$38,352	$35,557	$73,909	$28,831
Operating Expense	$47,049	$35,524	$82,573	$33,530
Interest Expense	$(2,325)	$(1,590)	$(3,915)	$(2,343)
Net loss	$(10,722)	$(1,555)	$(12,277)	$(7,039)
Operating Revenue. Operating revenue for the year ended December 31, 2010 was $73.9 million. This includes rental revenue of $48.8 million, power revenue of $17.9 million, tenant reimbursements of $2.9 million and other revenue of $4.3 million, primarily from interconnection services. This compares to revenue of $28.8 million for the year ended December 31, 2009. The increase of $45.1 million, or 156.4%, was due primarily to $29.8 million of increased rental revenue due to the acquisition of the CoreSite Acquired Properties, the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010, and $10.6 million of increased power revenue related to the increased occupancy at 2901 Coronado and the CoreSite Acquired Properties.
Operating Expenses. Operating expenses for the year ended December 31, 2010 were $82.6 million compared to $33.5 million for the year ended December 31, 2009. The increase of $49.0 million, or 146.3%, was primarily due to increased property operating and maintenance costs, depreciation and amortization expense and rent expense of $12.4 million, $19.8 million and $3.9 million, respectively, mainly resulting from the acquisition of the CoreSite Acquired Properties and the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010. In addition, the increase of $49.0 million was due to $3.3 million of transaction costs incurred in connection with our acquisition of the CoreSite Acquired Properties and $5.8 million of increased general and administrative expense mainly related to the internalization of the management function through the Predecessor’s acquisition of CoreSite, LLC, our management company, and $0.9 million related to the recognition of increased legal and other fees incurred in connection with our IPO.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2010 was $3.9 million compared to interest expense of $2.3 million for the year ended December 31, 2009. The increase in interest expense was due to increased debt balances.
Net Loss. Net loss for the year ended December 31, 2010 was $12.3 million compared to a net loss of $7.0 million for the year ended December 31, 2009. The increase of $5.2 million was primarily due to transaction costs incurred in connection with our acquisition of the CoreSite Acquired Properties and increased general and administrative expense resulting from increased legal and other fees incurred in connection with our IPO. The increased property operating and maintenance costs, depreciation and amortization expense and rent expense were offset by increased operating revenue from the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the acquisition of the CoreSite Acquired Properties.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	The Predecessor
	Year ended December 31,
	2009	2008
	(in thousands)
Operating Revenue	$28,831	$15,581
Operating Expense	$33,530	$26,991
Interest Expense	$(2,343)	$(2,495)
Net loss	$(7,039)	$(13,888)

Operating Revenue. Operating revenue for the year ended December 31, 2009 was $28.8 million. This includes rental revenue of $19.0 million, power revenue of $7.4 million, tenant reimbursements of $1.1 million and other revenue of $1.4 million, primarily from interconnection services. This compares to revenue of $15.6 million for the year ended December 31, 2008. The increase of $13.3 million, or 85.0%, was due primarily to $10.4 million of increased rental revenue due to a full year of operations at 32 Avenue of the Americas and 12100 Sunrise Valley which were placed into service during the third quarter of 2008, the continued lease up of 1656 McCarthy and 70 Innerbelt and $2.4 million of increased power revenue resulting from the increased occupancy at these locations.
Operating Expenses. Operating expenses for the year ended December 31, 2009 were $33.5 million compared to $27.0 million for the year ended December 31, 2008. The increase of $6.5 million, or 24.0%, was primarily due to increased depreciation and amortization expense of $3.2 million resulting from a full of year of depreciation for 32 Avenue of the Americas and 12100 Sunrise Valley which were both placed into service during the third quarter of 2008 and $2.7 million of increased property operating and maintenance expenses due to the continued lease up of properties in 2009.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2009 was $2.3 million compared to interest expense of $2.5 million for the year ended December 31, 2008. The decrease in interest expense was due to lower interest rates on floating rate debt partially offset by increased debt balances.
Net Loss. Net loss for the year ended December 31, 2009 was $7.0 million compared to a net loss of $13.9 million for the year ended December 31, 2008. The decrease of $6.9 million was primarily due to increased operating revenue from the continued lease up activities partially offset by increased property depreciation and amortization expense and property operating and maintenance costs.
Factors that May Influence our Results of Operations
Rental Income. Our ability to increase the net rental income generated by the properties in our portfolio depends principally on our ability (i) to maintain the historical occupancy rates of currently leased space and (ii) to lease currently available space and space that becomes available from leases that expire or are terminated. As of December 31, 2010, our operating facilities comprised approximately 75.0% of our total NRSF. Our ability to grow the rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. Future economic downturns or regional downturns affecting our markets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our customers to fulfill their lease commitments, as in the case of customer bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.
Leasing Arrangements. Historically, many of our properties have been leased to customers on a full service gross or a modified gross basis, both net of electricity expense, and to a limited extent on a triple net lease basis. We expect to continue to do so in the future. Under a full service gross lease, the customer pays a fixed annual rent on a monthly basis, and in return we are required to pay all maintenance, repair, property taxes, insurance, and selling, general and administrative expenses. Under a modified gross lease, the customer has a base-year expense stop, whereby the customer pays a stated amount of certain expenses as part of the rent payment, while future increases (above the base-year stop) in property operating expenses are billed to the customer based on such customer’s proportionate square footage of the property and other factors. The increased property operating expenses billed are reflected as customer reimbursements in the statements of operations. Finally, in a triple net lease, the customer is responsible for all operating expenses, property taxes and insurance. As such, the base rent payment does not include any operating expense, but rather all such expenses are billed to the customer. The full amount of the expenses for this lease type is reflected in customer reimbursements. Since a portion of our revenue consists of those expenses reimbursed to us by our customers, in any given period our revenue will be determined in part by the amount of expenses that are reimbursed by our customers. The following table sets forth the NRSF of our portfolio leased under full service gross, modified gross and triple net leases as well as the annualized rent attributable to such leases as of December 31, 2010:

	Full Service Gross	Modified Gross	Triple Net	Total
Leased NRSF	665,131	147,032	423,785	1,235,948
% of Total	53.8%	11.9%	34.3%	100.0%
Annualized Rent	$66,154	$4,111	$19,099	$89,364
% of Total	74.0%	4.6%	21.4%	100.0%
Substantially all of our data center NRSF are subject to the breakered-amp or sub-metered (branch circuit monitoring) pricing models. The allocation between the two models across our data center customer base does not materially affect our ability to recover our electricity costs because we separately recover all or substantially all of our electricity costs for all of our leased data center space under either model. Under the sub-metered model, a customer pays us monthly for the power attributable to its equipment in the data center as well as for its ratable allocation of the power used to provide the cooling, lighting, security and other requirements supporting the data center, in each case, at a rate substantially equivalent to our then current cost of electricity. Under breakered-amp leases a customer pays a fixed monthly fee per committed available ampere of connected power. The extent to which this fixed monthly fee correlates to the monthly amount we pay to our utility provider for electricity at each data center facility varies depending upon the amount of power each customer utilizes each month relative to the amount of committed power purchased.

Under the breakered-amp model a customer’s base rent per NRSF is generally lower than in the branch-circuit monitoring model reflecting the differing approach to electricity cost recovery between the two models. Fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us for power impact our operating revenue, expense and earnings differently depending upon the applicable power pricing model. Under breakered-amp leases, such fluctuations do not impact our operating revenue but do impact our operating expense and, as such, our earnings because our breakered-amp customers pay for an amount of committed power regardless of the amount of power they use and we recognize the difference between monthly revenue from breakered-amp power commitments and our monthly electricity costs as income. Accordingly, in any given period our breakered-amp revenue is fixed whereas our related expense (which is dependent on utilization) can fluctuate. For leases under our sub-metered model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us for power impact our operating revenue and operating expense in a similar manner so those fluctuations do not have a materially impact on our earnings. Additionally, under each model, during the initial lease-up period, we generally do not fully recover our electricity costs attributable to the power used to provide the cooling, lighting, security and other requirements supporting the data center.
Scheduled Lease Expirations. Our ability to re-lease expiring space materially affects our results of operations. As of December 31, 2010, approximately 314,055 NRSF of our portfolio represented currently available space, and leases representing approximately 21.0% and 24.7% of the NRSF across our portfolio are scheduled to expire during the years ending December 31, 2011 and 2012, respectively. These leases also represented approximately 27.1% and 28.1%, respectively, of our annualized rent as of December 31, 2010.
Acquisitions, Redevelopment and Development and Financing. Our ability to grow rental income depends on our ability to acquire, redevelop, develop and lease data center space at favorable rates. As of December 31, 2010, we had approximately 379,106 NRSF of vacant redevelopment space or approximately 18.7% of the total space in our portfolio. In addition, during the second quarter of 2010, we completed development on a 50,000 NRSF data center at 2901 Coronado, Santa Clara, California. During March 2010, we entered into a lease for 100% of this space with a leading online social networking company. Our portfolio also contains a 50,400 NRSF data center under construction and five buildings on a 9.1 acre development site in Santa Clara, California, which can be developed into up to 446,250 NRSF of data center space.
We generally fund the cost of data center redevelopment and development from additional capital, which, for future redevelopment and developments, we would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities, when market conditions permit. If we cannot obtain capital when needed or on favorable terms, we may not be able to acquire or develop properties when strategic opportunities arise.
Conditions in Significant Markets. Our operating properties are located in Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami. These markets comprised 35.9%, 30.8%, 13.4%, 7.2%, 6.7%, 4.6% and 1.4%, respectively, of our annualized rent as of December 31, 2010. Positive or negative changes in conditions in these markets will impact our overall performance.
Liquidity and Capital Resources
Discussion of Cash Flows
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net cash provided by operating activities was $15.9 million for the year ended December 31, 2010, compared to $1.4 million for the prior period. The increased cash provided by operating activities of $14.5 million was primarily due to the increased number of operating properties acquired in connection with our IPO.
Net cash used in investing activities increased by $18.0 million to $45.5 million for the year ended December 31, 2010, compared to $27.5 million for the year ended December 31, 2009. This increase was primarily due to an increase in cash paid for capital expenditures related to redevelopment and development of data center space partially offset by cash balances acquired in connection with our Predecessor’s acquisition of the CoreSite Acquired Properties.
Net cash provided by financing activities increased by $78.4 million to $108.4 million for the year ended December 31, 2010 from $30.0 million for the year ended December 31, 2009 primarily due to the net proceeds received in connection with our IPO, an increase in capital contributions received from the member of our Predecessor, partially offset by the redemption of Operating Partnership units and the repayment of mortgages payable.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net cash provided by operating activities was $1.4 million for the year ended December 31, 2009, compared to cash used in operating activities of $9.6 million for the prior period. The increased cash provided by operating activities of $11.1 million is primarily due to the collection of accounts receivable, the increase in accounts payable and accrued expenses and additional operating cash generated by the continued lease up of the properties.
Net cash used in investing activities decreased by $26.4 million to $27.5 million for the year ended December 31, 2009, compared to $53.8 million for the year ended December 31, 2008. This decrease was primarily due to a decrease in cash paid for capital expenditures related to redevelopment and development of data center space.
Net cash provided by financing activities decreased by $33.2 million to $30.0 million for the year ended December 31, 2009 from $63.2 million for the year ended December 31, 2008 primarily due to a decrease in capital contributions received from the member of the Predecessor.
Analysis of Liquidity and Capital Resources
As of December 31, 2010, we had $86.2 million of cash and equivalents, excluding $15.0 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.
Our short-term liquidity requirements primarily consist of funds needed for future distributions to stockholders and holders of our operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain recurring and non-recurring capital expenditures, including for the redevelopment and development of data center space during the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established for certain future payments, the net proceeds from our IPO and to the extent necessary, by incurring additional indebtedness, including by drawing on our revolving credit facility.
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

Indebtedness
A summary of outstanding indebtedness as of December 31, 2010 and 2009 is as follows (in thousands):

		Maturity		December 31,		December 31,
	Interest Rate	Date		2010		2009
Senior secured credit facility	(1)	September 28, 2013		$—		$—
427 S. LaSalle — Senior mortgage loan	LIBOR plus 0.60% (0.86% at December 31, 2010)	March 9, 2012	(2)	25,000	(3)	—
427 S. LaSalle — Subordinate mortgage loan	LIBOR plus 2.95% (3.21% at December 31, 2010)	March 9, 2012	(2)	5,000	(3)	—
427 S. LaSalle — Mezzanine loan	LIBOR plus 4.83% (5.09% at December 31, 2010)	March 9, 2012	(2)	10,000	(3)	—
55 S. Market	LIBOR plus 3.50% (3.76% at December 31, 2010)(4)	October 9, 2012	(5)	60,000		—
12100 Sunrise Valley	LIBOR plus 2.75% (3.01% and 3.00% at December 31, 2010 and December 31, 2009)(4)	June 1, 2013		25,560		17,362
70 Innerbelt	7.25%	N/A	(6)	—		14,486
Coronado Stender Business Park	LIBOR plus 1.40% (1.65% at December 31, 2009)	N/A	(6)	—		30,539

Total principal outstanding				125,560		62,387

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				(687)		—

Total indebtedness				$124,873		$62,387

(1)	The Company can elect to have borrowings under the credit facility bear interest at a rate per annum equal to (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis.

(2)	On March 8, 2011, the second extension option was exercised and the maturity was extended to March 9, 2012.

(3)	Amounts represent the principal balance outstanding as of December 31, 2010 and excludes a $0.7 million fair value of acquired debt adjustment resulting from CoreSite Predecessor’s acquisition of the CoreSite Acquired Properties.

(4)	In October 2010, we entered into an interest rate swap agreement and an interest rate cap agreement, each as a cash flow hedge for interest incurred by these LIBOR based loans.

(5)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

(6)	In connection with the closing of our initial public offering, the CoreSite Predecessor repaid certain mortgage loans secured by the 70 Innerbelt and Coronado Stender Business Park properties.
Senior Secured Credit Facility
In conjunction with our IPO, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent. The revolving credit facility is unconditionally guaranteed on an unsecured basis by CoreSite Realty Corporation. CoreSite, L.P. acts as the parent borrower, and its subsidiaries that own the real estate properties, known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the facility, and such real estate properties provide security for the facility. Each of the parent borrower and the subsidiary borrowers are liable under the facility on a joint and several basis. The revolving credit facility has an initial maturity date of September 28, 2013 with a one-time extension option, which, if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the facility at initial maturity and certain other customary conditions. As of December 31, 2010, and to date, we had not drawn any funds under the facility.
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
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
•	a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 55%;

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 times;

•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%;

•	a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility to gross asset value) of 30%; and

•	a minimum tangible net worth equal to at least 75% of our tangible net worth at the closing of our IPO plus 80% of the net proceeds of any additional equity issuances.
Mortgages
427 S. LaSalle. As of December 31, 2010, we had a senior mortgage loan, subordinate mortgage loan and mezzanine loan payable of $25.0 million, $5.0 million and $10.0 million, respectively. These loans are secured by deeds of trust on the property and bear interest as follows: LIBOR plus 60 basis points for the senior mortgage loan (0.86% as of December 31, 2010), LIBOR plus 295 basis points for the subordinate mortgage loan (3.21% as of December 31, 2010) and LIBOR plus 483 basis points for the mezzanine loan payable (5.09% as of December 31, 2010). The loans payable require payments of interest only until maturity. On March 8, 2011, the second and final extension was exercised, and the maturities were extended to March 9, 2012.
55 S. Market. Concurrently with the closing of our IPO on September 28, 2010, we refinanced the existing $73.0 million of debt secured by the 55 S. Market property with a new $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of December 31, 2010, we were in compliance with the covenants.
On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.
12100 Sunrise Valley. As of December 31, 2010, 12100 Sunrise Valley had a mortgage loan payable of $25.6 million, which bears interest at LIBOR plus 275 basis points (3.01% and 3.00% at December 31, 2010 and 2009, respectively). We may make additional draws of up to $6.4 million to fund specified construction under the loan agreement for a maximum total borrowing of $32.0 million. The mortgage loan payable is secured by 12100 Sunrise Valley and requires payments of interest only until the “amortization commencement date” on June 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of December 31, 2010, we were in compliance with all covenants.
On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.
Commitments and Contingencies
The following table summarizes our contractual obligations as of December 31, 2010, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2011	2012	2013	2014	2015	Thereafter	Total

Operating leases	$16,615	$17,044	$17,458	$17,742	$17,620	$44,254	$130,733
Credit Facility	—	—	—	—		—	—
Mortgages payable (1)	—	100,000	25,560	—	—	—	125,560
Construction Contracts	38,886	—	—	—	—	—	38,886
Other (2)	2,897	2,181	279	151	104	190	5,802

Total	$58,398	$119,225	$43,297	$17,893	$17,724	$44,444	$300,981

(1)	On March 8, 2011, the second extension options were exercised on the 427 S. LaSalle loans and the maturities were extended to March 9, 2012.

(2)	Obligations for tenant improvement work at 55 S. Market Street, power contracts and telecommunications leases.

Off-Balance Sheet Arrangements
As of December 31, 2010, our company did not have any off-balance sheet arrangements.
Related Party Transactions
We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of Carlyle. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was $0.2 million, $0.2 million and less than $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this prospectus.
Acquisition of Real Estate. We apply purchase accounting to the assets and liabilities related to all of our real estate investments acquired. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and lease origination costs. These allocation assessments involve significant judgment and complex calculations and have a direct impact on our results of operations.
Capitalization of Costs. We capitalize direct and indirect costs related to leasing, construction, redevelopment and development, including property taxes, insurance and financing costs relating to properties under development. We cease cost capitalization on redevelopment and development space once the space is ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets are capitalized.
Useful Lives of Assets. We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income. Buildings are depreciated on a straight-line basis over 27 to 40 years. Additionally we depreciate building improvements over ten years for owned properties and the remaining term of the original lease for leased properties. Leasehold improvements are depreciated over the shorter of the lease term or useful life of the asset.
Impairment of Long-Lived Assets. We review the carrying value of our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of the asset. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into an impairment review analysis, these changes could result in an adjustment to the carrying amount of our assets. To the extent that an impairment has occurred, the excess of the carrying amount of the property over its estimated fair value would be charged to income. No such impairment losses have been recognized to date.
Goodwill. The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Revenue Recognition. Rental income is recognized on a straight-line basis over the non-cancellable term of customer leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent receivable on our balance sheets. Many of our leases contain provisions under which our customers reimburse us for a portion of direct operating expenses, including power, as well as real estate taxes and insurance. Such reimbursements are recognized in the period that the expenses are recognized. We recognize the amortization of the acquired above-market and below-market leases as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If the value of below-market leases includes renewal option periods, we include such renewal periods in the amortization period utilized.
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

We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to rent, deferred rent, expense reimbursements and other income. We analyze individual accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.
Share-Based Awards. We generally recognize compensation expense related to share-based awards on a straight-line basis over the vesting period of the award. The calculation of the fair value of share-based awards is subjective and requires several assumptions over such items as expected stock volatility, dividend payments and interest rates. These assumptions have a direct impact on our net income because a higher share-based awards amount would result in lower net income for a particular period.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other. This ASU amends ASC Topic 350 and clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity is required to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test, whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2010, we had $125.6 million of consolidated indebtedness (excluding a $0.7 million fair value of acquired debt adjustment resulting from our Predecessor’s acquisition of the CoreSite Acquired Properties) that bore interest at variable rates. $40.0 million and $25.0 million of our consolidated indebtedness is hedged against LIBOR interest rate increases above 6.24% and 2.0%, respectively. In addition, we entered into a swap agreement that effectively fixed the interest rate on $60.0 million of consolidated indebtedness under our 55 S. Market mortgage at 4.01% through the maturity date of such indebtedness.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) would decrease future earnings and cash flows by less than $0.7 million annually. If interest rates were to decrease 1%, the decrease in interest expense (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) on the variable rate debt would be less than $0.7 million annually. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of CoreSite Realty Corporation

Page No.

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of December 31, 2010 and 2009	43

Consolidated Statements of Operations for the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010 and the years ended December 31, 2009 and 2008	44

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2010	45

Consolidated Statements of Cash Flows for the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010 and the years ended December 31, 2009 and 2008	46

Notes to Consolidated Financial Statements	47

Supplemental Schedule—Schedule III—Real Estate and Accumulated Depreciation	65

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CoreSite Realty Corporation:
We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and cash flows for the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010, and the years ended December 31, 2009 and 2008, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Schedule III Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreSite Realty Corporation and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010, and the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, Schedule III Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Denver, Colorado
March 11, 2011

CORESITE REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	The Company	The Predecessor
	December 31,	December 31,
	2010	2009
ASSETS
Investments in real estate:
Land	$84,738	$43,186
Building & building improvements	450,097	137,158
Leasehold improvements	75,800	30,782

	610,635	211,126
Less: Accumulated depreciation and amortization	(32,943)	(16,207)

Net investment in operating properties	577,692	194,919
Construction in progress	11,987	23,136

Net investments in real estate	589,679	218,055
Cash and cash equivalents	86,246	7,466
Restricted cash	14,968	1,057
Accounts and other receivables, net of allowance for doubtful accounts of $305 and $271 as of December 31, 2010 and 2009, respectively	5,332	1,566
Lease intangibles, net of accumulated amortization of $17,105 and $4,829 as of December 31, 2010 and 2009, respectively	71,704	2,140
Goodwill	41,191	—
Other assets	23,906	9,136

Total assets	$833,026	$239,420

LIABILITIES AND STOCKHOLDERS’ EQUITY AND MEMBER’S EQUITY
Mortgage loans payable	$124,873	$62,387
Accounts payable and accrued expenses	26,393	6,449
Due to related parties	—	6
Deferred rent payable	2,277	1,733
Acquired below-market lease contracts, net of accumulated amortization of $4,989 and $3,260 as of December 31, 2010 and 2009, respectively	16,415	2,459
Prepaid rent and other liabilities	8,603	4,048

Total liabilities	178,561	77,082
Stockholders’ equity and member’s equity:
Member’s equity	—	162,338
Common stock, par value $0.01, 100,000,000 shares authorized and 19,644,044 shares issued and outstanding at December 31, 2010	194	—
Additional paid-in capital	239,453	—
Accumulated other comprehensive income	52	—
Accumulated deficit	(7,460)	—

Total stockholders’ equity	232,239	—
Noncontrolling interests	422,226	—

Total equity	654,465	162,338

Total liabilities and equity	$833,026	$239,420

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	The Company	The Predecessor
	For the period
	September 28, 2010	For the period January 1,
	through December 31,	2010 through	Year ended December 31,
	2010	September 27, 2010	2009	2008
Operating revenues:
Rental revenue	$24,428	$24,377	$18,974	$8,592
Power revenue	9,403	8,520	7,372	4,971
Tenant reimbursement	1,501	1,406	1,061	1,223
Other revenue	3,020	1,254	1,424	795

Total operating revenues	38,352	35,557	28,831	15,581
Operating expenses:
Property operating and maintenance	12,107	14,272	13,954	11,258
Real estate taxes and insurance	1,642	1,262	1,787	2,125
Management fees to related party	—	3,582	2,244	1,523
Depreciation and amortization	19,146	11,848	11,193	7,966
Sales and marketing	1,341	125	135	170
General and administrative	4,987	2,258	1,401	1,325
Transaction costs	3,275	—	—	—
Rent	4,551	2,177	2,816	2,624

Total operating expenses	47,049	35,524	33,530	26,991

Operating loss	(8,697)	33	(4,699)	(11,410)
Interest income	77	2	3	17
Interest expense	(2,325)	(1,590)	(2,343)	(2,495)

Loss before income taxes	(10,945)	(1,555)	(7,039)	(13,888)
Income taxes	223	—	—	—

Net loss	$(10,722)	$(1,555)	$(7,039)	$(13,888)
Net loss attributable to noncontrolling interests	(7,371)	—	—	—

Net loss attributable to common shares	$(3,351)	$(1,555)	$(7,039)	$(13,888)

Basic and diluted loss per common share
Net loss per share attributable to common shares	$(0.17)	N/A	N/A	N/A

Weighted average common shares outstanding	19,458,605	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands except share data)

					Accumulated
			Additional		Other		Total			Redeemable
	Common Shares		Paid-in	Accumulated	Comprehensive	Member’s	Stockholders’	Noncontrolling	Total	Noncontrolling
	Number	Amount	Capital	Deficit	Income	Equity	Equity	Interests	Equity	Interests
Balance at January 1, 2008	—	$—	$—	$—	$—	$107,228	$107,228	$—	$107,228	$—
Contributions	—	—	—	—	—	55,763	55,763	—	55,763	—
Net Loss	—	—	—	—	—	(13,888)	(13,888)	—	(13,888)	—

Balance at December 31, 2008	—	—	—	—	—	149,103	149,103	—	149,103	—
Contributions	—	—	—	—	—	20,274	20,274	—	20,274	—
Net Loss	—	—	—	—	—	(7,039)	(7,039)	—	(7,039)	—

Balance at December 31, 2009	—	—	—	—	—	162,338	162,338	—	162,338	—
Contributions	—	—	—	—	—	33,399	33,399	—	33,399	—
Distributions	—	—	—	—	—	(2,000)	(2,000)	—	(2,000)	—
Initial capitalization of CoreSite Realty Corporation	1,000	—	—	—	—	—	—	—	—	—
Issuance of common stock	19,435,000	194	310,766	—	—	—	310,960	—	310,960	—
Issuance of Operating Partnership units in exchange for 100% of the interests in our predecessor	—	—	—	—	—	(236,764)	(236,764)	—	(236,764)	236,764
Issuance of Operating Partnership units in exchange for 100% of the interests in the CoreSite Acquired Properties	—	—	—	—	—	—	—	—	—	316,836
Redemption of Operating Partnership units for cash	—	—	—	—	—	—	—	—	—	(125,513)
Offering costs	—	—	(25,306)	—	—	—	(25,306)	—	(25,306)	—
Reclassify member’s equity to additional paid in capital	—	—	(43,027)	—	—	43,027	—	—	—	—
Issuance of stock awards	208,044	—	361	—	—	—	361	—	361	—
Issuance of equity incentive Operating Partnership units	—	—	—	—	—	—	—	—	—	975
Amortization of deferred compensation	—	—	538	—	—	—	538	—	538	—
Dividends and distributions	—	—	—	(2,554)	—	—	(2,554)	(3,413)	(5,967)	—
Adjustment to reflect redeemable noncontrolling interest at redemption value	—	—	(3,879)	—	—	—	(3,879)	—	(3,879)	3,879
Comprehensive income:
Net loss	—	—	—	(4,906)	—	—	(4,906)	(4,275)	(9,181)	(3,096)
Unrealized gain on derivative contracts	—	—	—	—	52	—	52	69	121	—

Comprehensive loss							(4,854)	(4,206)	(9,060)	(3,096)
Reclassify redeemable noncontrolling interests to permanent equity	—	—	—	—	—	—	—	429,845	429,845	(429,845)

Balance at December 31, 2010	19,644,044	$194	$239,453	$(7,460)	$52	$—	$232,239	$422,226	$654,465	$—

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	The Company	The Predecessor
	For the period
	September 28, 2010	For the period January 1,
	through December 31,	2010 through	Year ended December 31,
	2010	September 27, 2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,722)	$(1,555)	$(7,039)	$(13,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,146	11,848	10,368	6,820
Amortization of above/below market leases	(390)	(171)	(206)	223
Amortization of deferred financing costs	427	323	490	276
Amortization of share-based compensation	538	—	—	—
Amortization of discount to fair market value of acquired loan	916	—	—	—
Bad debt expense	25	(82)	310	324
Changes in operating assets and liabilities:
Restricted cash	3,670	(250)	(323)	49
Accounts receivable	(1,790)	583	470	(1,040)
Due to and due from related parties	—	875	(783)	703
Deferred rent receivable	(995)	(1,656)	(2,312)	(944)
Deferred leasing costs	(503)	(4,449)	(2,182)	(3,715)
Other assets	(987)	(253)	60	79
Accounts payable and accrued expenses	(176)	(317)	1,065	(658)
Prepaid rent and other liabilities	1,528	(222)	1,279	1,158
Deferred rent payable	400	143	239	981

Net cash provided by (used in) operating activities	11,087	4,817	1,436	(9,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(11,348)	(44,691)	(28,043)	(54,377)
Assumption of cash balances in connection with the contribution of the CoreSite Acquired Properties	10,269	—	—	—
Changes in reserves for capital improvements	50	239	591	532

Net cash used in investing activities	(1,029)	(44,452)	(27,452)	(53,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	310,960	—	—	—
Offering costs	(25,182)	—	—	—
Redemption of operating partnership units	(125,513)	—	—	—
Proceeds from mortgages payable	60,000	10,302	9,857	8,199
Repayments of mortgages payable	(152,600)	—	—	—
Payments of loan fees and costs	(3,440)	(272)	(144)	(777)
Reduction in contribution receivables	2,703	—	—	—
Contributions	—	33,399	20,274	55,763
Distributions	—	(2,000)	—	—

Net cash provided by financing activities	66,928	41,429	29,987	63,185

Net change in cash and cash equivalents	76,986	1,794	3,971	(292)
Cash and cash equivalents, beginning of period	9,260	7,466	3,495	3,787

Cash and cash equivalents, end of period	$86,246	$9,260	$7,466	$3,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,278	$1,193	$1,919	$2,597
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$2,890	$1,516	$1,721	$2,113
Contribution of the CoreSite Acquired Properties for Operating Partnership units	$316,836	$—	$—	$—
Accrual of dividends and distributions	$5,967	$—	$—	$—
Accrued offering costs	$124	$—	$—	$—
See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1. Organization
CoreSite Realty Corporation, (the “Company,” “we,” or “our”), was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2010. Through our controlling interest in CoreSite, LP, (our “Operating Partnership”) we are engaged in the business of ownership, acquisition, construction and management of technology-related real estate. On September 28, 2010, we closed on our initial public offering of common stock (the “IPO”) and completed the following transactions (which are also discussed in further detail in Note 11):
•	Issued 19,435,000 shares of our common stock in exchange for proceeds of $289.2 million net of underwriter discounts and commissions of $21.8 million,
•	In our formation transactions, our Operating Partnership acquired 100% of the ownership interests in the entities that owned our Predecessor, as defined below, from certain real estate funds (the “Funds”) affiliated with The Carlyle Group in exchange for 14,797,755 Operating Partnership units, or $236.8 million in value based on our initial public offering price of $16.00 per share of the Company’s common stock,
•	In our formation transactions, our Operating Partnership acquired 100% of the ownership interests in the entities that owned the CoreSite Acquired Properties, as defined below, from the Funds and their affiliates in exchange for 19,802,245 Operating Partnership units, or $316.8 million in value based on our initial public offering price of $16.00 per share of the Company’s common stock,
•	Concurrently with the closing of the IPO, we used a portion of the cash proceeds to purchase from the Funds and their affiliates 8,435,000 Operating Partnership units for an aggregate purchase price of $125.5 million,
•	We purchased an additional 11,000,000 newly-issued Operating Partnership units from our Operating Partnership for a purchase price of $163.7 million, and
•	We entered into a $110.0 million secured credit facility that contains an accordion feature that allows us to increase the total commitment by $90.0 million, to $200.0 million, under specified terms.
The financial condition and results of operations for the entities acquired by our predecessor in connection with the IPO and related formation transactions are only included in the consolidated financial statements since the date of the transactions. Prior to the date of the transactions of September 28, 2010, the consolidated financial statements include only the activities and capital structure of our Predecessor. More specifically, our results of operations for the year ended December 31, 2010 reflect the operations of the consolidated Predecessor entities as defined in the table below, together with the CoreSite Acquired Properties from the date of their acquisition, September 28, 2010. Changes in our capital structure that occurred on September 28, 2010, including the acquisition of our Predecessor by our Operating Partnership, are reflected since that date in the financial statements including the allocation of net loss attributable to noncontrolling interest holders and calculations of loss per share. Our financial condition as of December 31, 2009 and results of operations for the years ended December 31, 2009 and 2008 reflect the financial condition and operating results for the Predecessor entities. The accompanying consolidated financial statements include the following entities and properties:

Predecessor	Coresite Acquired Properties
CRP Fund V Holdings, LLC	One Wilshire
1656 McCarthy	900 N. Alameda
2901 Coronado	55 S. Market
Coronado-Stender Properties	427 S. LaSalle
70 Innerbelt	1275 K Street
32 Avenue of the Americas	2115 NW 22nd Street
12100 Sunrise Valley	CoreSite, LLC
Our Predecessor includes the limited liability companies which were all wholly owned, directly or indirectly, by CRP Fund V Holdings, LLC. We have determined that CRP Fund V Holdings, LLC, is the acquirer for accounting purposes and therefore, interests contributed by CRP Fund V Holdings, LLC in the formation transactions (the Predecessor entities and properties) were recorded at historical cost. The contribution or acquisition of interests in the CoreSite Acquired Properties has been accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of the contribution.

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany balances and transactions have been eliminated in these consolidated financial statements. The Company reviewed subsequent events through the issuance date for inclusion in these consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, accrued liabilities, performance-based equity compensation plans, and qualification as a REIT. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.
Investments in Real Estate
Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were less than $0.1 million and $0.5 million for the period from September 28, 2010 to December 31, 2010 and the period from January 1, 2010 to September 27, 2010, respectively and were not significant for the years ended December 31, 2009 and 2008.
Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset
Depreciation expense was $7.4 million, $9.6 million, $9.2 million and $5.8 million for the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the years ended December 31, 2009 and 2008, respectively.
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
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2010, we had approximately $40.2 million of goodwill. As of December 31, 2010, we had approximately $41.2 million of goodwill. The change in goodwill is due to the finalization and true-up of the purchase price allocation for our Predecessor’s acquisition of the CoreSite Acquired Properties. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Cash and Cash Equivalents
Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the years ended December 31, 2010, 2009 and 2008 no impairment was recognized.
Derivative Instruments and Hedging Activities
We reflect all derivative instruments at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings.

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
A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, and tenant reimbursements is considered by management to be uncollectible. At December 31, 2010 and 2009 the allowance for doubtful accounts totaled $0.3 million, and $0.3 million, respectively. Additions to the allowance for doubtful accounts were less than $0.1 million, $0.2 million, $0.3 million, and $0.3 million, for the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the years ended December 31, 2009 and 2008, respectively. Write-offs (recoveries) charged against the allowance were $0.1 million, $0.1 million, $0.4 million, and $0, for the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the years ended December 31, 2009 and 2008, respectively.
Share-Based Compensation
We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant and is amortized on a straight-line basis over the expected service period.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were not significant for the year ended December 31, 2010, and for the years ended December 31, 2009 and 2008 were $0.1 million, and $0.2 million, respectively.
Asset Retirement Obligations
We record accruals for estimated retirement obligations. The asset retirement obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease where the Company is the lessee. At December 31, 2010 and 2009, the amount included in other liabilities on the consolidated balance sheets was approximately $2.1 million and $1.5 million, respectively.
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
Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2010, the deferred income taxes were not material.
We currently have no liabilities for uncertain tax positions. The earliest tax year the Company is subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year subject to examination of our subsidiaries is 2006.
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
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other. This ASU amends ASC Topic 350 and clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity is required to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test, whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
Reclassifications
Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.
3. Acquisitions
As described in Note 1, the Company acquired the CoreSite Acquired Properties as part of the Company’s IPO for $316.8 million. In connection with the acquisition of the CoreSite Acquired Properties, the Company incurred $3.3 million of transaction costs. The results of operations for each of the acquired entities are included in our consolidated statements of operations only from the date of acquisition. The following table reflects the allocation of the purchase price for the entities we acquired on September 28, 2010 (in thousands):

Consideration paid
Issuance of operating partnership units	$316,836
Allocation of consideration paid to acquire Coresite Acquired Properties
Net investments in real estate	$334,839
Lease intangibles	82,124
Goodwill	41,191
Mortgage loans payable	(143,863)
Below market leases	(15,686)
Other assets and liabilities acquired, net	18,231

Total allocation of consideration paid	$316,836

Operating revenues of $21.0 million and an operating loss of $(11.6) million attributed to CoreSite Acquired Properties since the date of acquisition are included in the consolidated statement of operations for the year ended December 31, 2010. If the acquisition of the CoreSite Acquired Properties had occurred on January 1, 2010 and 2009 the consolidated results of operations for the years ended December 31, 2010 and 2009 on a pro forma basis would have been as follows (in thousands):

	Years Ended December 31,
	2010(1)	2009(1)
	(unaudited)
Revenue	$144,161	$115,227
Expenses	165,657	144,599
Operating loss	(21,496)	(29,372)
Net loss	(28,481)	(35,995)

(1)	These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisition occurred on January 1, 2010 or January 1, 2009, and may not be indicative of future operating results.
4. Acquired Intangible Assets and Liabilities
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). During the year ended December 31, 2010, the Company added approximately $82.1 million of new intangible assets (excluding amount attributed to goodwill) and $15.7 million of new intangible liabilities. The weighted average life of the intangible assets and intangible liabilities acquired during the year ended December 31, 2010 is 3.2 years and 10.8 years, respectively. Amortization of intangibles, for which we are the lessor, related to above or below-market leases is recorded in rental revenue in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation and amortization in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss was recognized for the years ended December 31, 2010, 2009, or 2008.
Above-market and below-market lease intangibles balances at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,	December 31,
	2010	2009
Lease contracts above-market value	$8,668	$680
Accumulated amortization	(1,360)	(605)

Lease contracts above-market value, net	$7,308	$75

Weighted average remaining life	3.5 years	9.5 years

Lease contracts below-market value	$21,404	$5,719
Accumulated amortization	(4,989)	(3,260)

Lease contracts below-market value, net	$16,415	$2,459

Weighted average remaining life	10.8 years	4.7 years

The net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.4 million, $0.6 million, $1.0 million and $0.9 million, for the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the years ended December 31, 2009 and 2008, respectively. The estimated amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year Ending December 31,
2011	$1,563
2012	1,275
2013	790
2014	508
2015	559
Thereafter	4,412

Total	$9,107

Amortization of all other identified intangible assets was $11.1 million, $0.7 million, $0.8 million and $1.1 million, for the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the weighted average remaining useful life was 3.2 years and 5.4 years, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2011	$31,616
2012	16,936
2013	7,120
2014	3,013
2015	1,919
Thereafter	3,792

Total	$64,396

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The increase in goodwill of $41.2 million is a result of the acquisition of the CoreSite Acquired Properties of which we expect none to be deductible for tax purposes.
5. Investment in Real Estate
The following is a summary of the properties owned and leased at December 31, 2010 (in thousands):

		Acquisition		Buildings and	Leasehold	Construction in
Property Name	Location	Date	Land	Improvements	Improvements	Progress	Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$21,432	$—	$1	$26,519
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	45,068	—	—	49,040
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	15,928	15,811	—	5,201	36,940
70 Innerbelt	Somerville, MA	4/11/2007	6,100	60,591	—	22	66,713
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	30,823	2	30,825
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	61,002	—	1,455	74,557
One Wilshire	Los Angeles, CA	9/28/2010	—	—	40,262	1,263	41,525
900 N. Alameda	Los Angeles, CA	9/28/2010	28,467	95,707	—	887	125,061
55 S. Market	San Jose, CA	9/28/2010	6,863	91,590	—	795	99,248
427 S. LaSalle	Chicago, IL	9/28/2010	5,493	49,551	—	1,930	56,974
1275 K Street	Washington, DC	9/28/2010	—	—	4,715	417	5,132
2115 NW 22nd Street	Miami, FL	9/28/2010	729	9,345	—	14	10,088

Total			$84,738	$450,097	$75,800	$11,987	$622,622

6. Other Assets
Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Deferred leasing costs	$7,954	$5,055
Deferred rent receivable	6,065	3,413
Deferred financing costs	3,426	448
Leasehold interests in corporate headquarters	2,959	—
Other	3,502	220

Total	$23,906	$9,136

Deferred leasing costs are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2011	$1,989
2012	1,523
2013	1,079
2014	898
2015	777
Thereafter	1,688

Total	$7,954

7. Leases
The future minimum lease payments to be received under noncancelable leases in effect at December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$84,097
2012	62,494
2013	43,336
2014	30,614
2015	26,015
Thereafter	55,473

Total	$302,029

For the years ended December 31, 2010, 2009 and 2008, total operating revenues recognized from one customer accounted for 16.4%, 8.5%, and 0.0%, respectively. For the years ended December 31, 2010, 2009 and 2008, total operating revenues recognized from another customer accounted for 7.0%, 19.2%, and 44.9%, respectively. The Company obtains security deposits from most of its tenants.

8. Debt
A summary of outstanding indebtedness as of December 31, 2010 and 2009 is as follows (in thousands):

		Maturity		December 31,		December 31,
	Interest Rate	Date		2010		2009
Senior secured credit facility	(1)	September 28, 2013		$—		$—
427 S. LaSalle — Senior mortgage loan	LIBOR plus 0.60% (0.86% at December 31, 2010)	March 9, 2012	(2)	25,000	(3)	—
427 S. LaSalle — Subordinate mortgage loan	LIBOR plus 2.95% (3.21% at December 31, 2010 )	March 9, 2012	(2)	5,000	(3)	—
427 S. LaSalle — Mezzanine loan	LIBOR plus 4.83% (5.09% at December 31, 2010)	March 9, 2012	(2)	10,000	(3)	—
55 S. Market	LIBOR plus 3.50% (3.76% at December 31, 2010)(4)	October 9, 2012	(5)	60,000		—
12100 Sunrise Valley	LIBOR plus 2.75% (3.01% and 3.00% at December 31, 2010 and December 31, 2009)(4)	June 1, 2013		25,560		17,362
70 Innerbelt	7.25%	N/A	(6)	—		14,486
Coronado Stender Business Park	LIBOR plus 1.40% (1.65% at December 31, 2009)	N/A	(6)	—		30,539

Total principal outstanding				125,560		62,387

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				(687)		—

Total indebtedness				$124,873		$62,387

(1)	The Company can elect to have borrowings under the credit facility bear interest at a rate per annum equal to (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis

(2)	On March 8, 2011, the second extension option was exercised and the maturity was extended to March 9, 2012.

(3)	Amounts represent the principal balance outstanding as of December 31, 2010 and excludes a $0.7 million fair value of acquired debt adjustment resulting from CoreSite Predecessor’s acquisition of the CoreSite Acquired Properties.

(4)	In October 2010, we entered into an interest rate swap agreement and an interest rate cap agreement, each as a cash flow hedge for interest incurred by these LIBOR based loans.

(5)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

(6)	In connection with the closing of our initial public offering, the CoreSite Predecessor repaid certain mortgage loans secured by the 70 Innerbelt and Coronado Stender Business Park properties.
Senior Secured Credit Facility
In conjunction with our IPO and formation transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent. The revolving credit facility is unconditionally guaranteed on an unsecured basis by CoreSite Realty Corporation. CoreSite, L.P. acts as the parent borrower, and its subsidiaries that own the real estate properties, known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the facility, and such real estate properties provide security for the facility. Each of the parent borrower and the subsidiary borrowers are liable under the facility on a joint and several basis. The facility has an initial maturity date of September 28, 2013 with a one-time extension option, which if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the facility at initial maturity and certain other customary conditions. As of December 31, 2010, the Company has not drawn any funds under the facility.
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

The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of December 31, 2010, $100.8 million was available for us to borrow under the facility. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
•	a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 55%;
•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 times;
•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%;
•	a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility to gross asset value) of 30%; and
•	a minimum tangible net worth equal to at least 75% of our tangible net worth at the closing of our IPO plus 80% of the net proceeds of any additional equity issuances.
Financing costs of $2.3 million, which were incurred in connection with the execution of the credit facility, have been capitalized and are included in deferred financing costs. Amortization of these deferred financing costs for year ended December 31, 2010 totaled $0.2 million and has been included in interest expense.
427 S. LaSalle
As of December 31, 2010, the Company had a senior mortgage loan, subordinate mortgage loan and mezzanine loan payable of $25.0 million, $5.0 million and $10.0 million, respectively. These loans are secured by deeds of trust on the property and bear interest as follows: LIBOR plus 60 basis points for the senior mortgage loan (0.86% as of December 31, 2010), LIBOR plus 295 basis points for the subordinate mortgage loan (3.21% as of December 31, 2010) and LIBOR plus 483 basis points for the mezzanine loan payable (5.09% as of December 31, 2010). The loans payable require payments of interest only until maturity. On March 8, 2011, the second and final extension was exercised, and the maturities were extended to March 9, 2012.
55 S. Market
Concurrently with the closing of our IPO on September 28, 2010, the Company refinanced the maturing $73.0 million of debt secured by the 55 S. Market property with a new $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of December 31, 2010, the Company was in compliance with the covenants.
12100 Sunrise Valley
As of December 31, 2010, 12100 Sunrise Valley had a mortgage loan payable of $25.6 million, which bears interest at LIBOR plus 275 basis points (3.01% and 3.00% at December 31, 2010 and 2009, respectively). We may make additional draws of up to $6.4 million to fund specified construction under the loan agreement for a maximum total borrowing of $32.0 million. The mortgage loan payable is secured by 12100 Sunrise Valley and requires payments of interest only until the “amortization commencement date” on June 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of December 31, 2010, the Company was in compliance with all covenants.
Debt Maturities
The following table summarizes our debt maturities and principal payments as of December 31, 2010 (in thousands):

Year
2011	$—
2012	100,000	(1)
2013	25,560

Total	$125,560

(1)	On March 8, 2011, the second extension option on the 427 S. LaSalle mortgage loans were exercised and the maturities were extended to March 9, 2012.

Repayment of Mortgages and Notes Payable
Concurrently with the closing of the IPO, the Company used proceeds from the offering to repay certain outstanding mortgages and notes payable of our Predecessor and the CoreSite Acquired Properties as follows:
Predecessor indebtedness repaid:
•	$14.5 million on a mortgage loan secured by our 70 Innerbelt property with an interest rate of 7.25% as of September 28, 2010 that was scheduled to mature on March 1, 2011;
•	$28.0 million on a senior mortgage loan secured by the Coronado Stender Business Park with an interest rate of LIBOR plus 1.40% that was scheduled to mature on March 9, 2011; and
•	$4.6 million on a junior mortgage loan secured by the Coronado Stender Business Park with an interest rate of LIBOR plus 1.40% that was scheduled to mature on March 9, 2011.
CoreSite Acquired Properties indebtedness repaid:
•	$32.0 million on a senior mortgage loan secured by our 900 N. Alameda property with an interest rate of 9.0% as of September 28, 2010 that was scheduled to mature on November 1, 2010;
•	$0.5 million on a subordinate mortgage loan secured by our 900 N. Alameda property with an interest rate of 9.0% as of September 28, 2010 that was scheduled to mature on November 1, 2010;
•	$13.0 million of outstanding indebtedness secured by our 55 S. Market property. As noted above, the Company refinanced $73.0 million of previously existing debt with a new $60.0 million mortgage loan.
As a result of the repayment of the mortgages and notes payable described above, the Company wrote off unamortized deferred financing costs which resulted in a charge to interest expense of $0.2 million.
9. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2010, 2009 and 2008 the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2011, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Cash Flow Hedge Derivative Summary
	Number of	Notional
	Instruments	Amount
	(In thousands)
Derivative Type
Interest Rate Swaps	1	$60,000
Interest Rate Caps	1	25,000

Total	2	$85,000

Non-designated Hedges
Additionally, the Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but due to immateriality, are not designated for hedge accounting purposes. The Company’s derivatives detailed in the table below that are not designated as hedging instruments for accounting purposes and do not have material economic value as of December 31, 2010. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2010, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Cash Flow Hedge Derivative Summary
	Number of	Notional
	Instruments	Amount
	(In thousands)
Derivative Type
Interest Rate Caps	4	$107,800

Total	4	$107,800

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2010 and 2009.

	Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
	As of December 31,
	2010	2009	2010	2009
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest Rate Derivatives
Balance Sheet Location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest Rate Caps	$31	$—	$—	$—
Interest Rate Swaps	117	—	—	—

Total	$148	$—	$—	$—

Derivatives not Designated as Hedging Instruments
Interest Rate Derivatives
Balance Sheet Location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest Rate Caps	$—	$—	$—	$—

Total	$—	$—	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the statement of operations as of December 31, 2010, 2009 and 2008 (in thousands).

Income Statement Impact of Derivatives in Cash Flow Hedging Relationships

						Location of Gain or (Loss)	Amount of Gain or (Loss)
				Amount of Gain or (Loss)		Recognized in Income on	Recognized in Income on
	Amount of Gain or (Loss)		Location of Gain or (Loss)	Reclassified from		Derivative (Ineffective	Derivative (Ineffective
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into		Portion and Amount	Portion and Amount Excluded
	(Effective Portion)		Accumulated OCI into	Income (Effective Portion)		Excluded from	from Effectiveness Testing)
	2010	2009	Income (Effective Portion)	2010	2009	Effectiveness Testing)	2010	2009
Interest rate derivatives
Interest Rate Caps	$4	$—	Interest income / (expense)	$—	$—	Other income / (expense)	$—	$—
Interest Rate Swaps	$95	$—	Interest income / (expense)	$22	$—	Other income / (expense)	$—	$—

Total	$99	$—		$22	$—		$—	$—

Credit-risk-related Contingent Features
The company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations which may require the Company to settle any outstanding derivatives at their then current fair value. However, as of December 31, 2010, the Company did not have any derivatives with fair values in a net liability position. As such, had the Company breached this provision at December 31, 2010, it would not have been required to make any payments to its counterparties in order to settle it outstanding derivative agreements. The Company has not posted any cash collateral related to these agreements.
10. Noncontrolling Interests — Operating Partnership
Noncontrolling interests represent the limited partnership interests in the Operating Partnership, held by individuals and entities other than CoreSite. Commencing on the first anniversary of the IPO, the Operating Partnership units will be eligible to be redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. If ownership percentages of any individual shareholders exceed the limitations of our governing documents, we could be required to redeem some operating partnership units for cash rather than exchanged for our common stock. Because of the uncertainty about the amount of operating partnership units outstanding that we would potentially be required to redeem for cash, we previously classified the operating partnership units as redeemable noncontrolling interests, which are not included in equity, and adjusted the noncontrolling interests to redemption value for the nine months ended September 30, 2010. Subsequent to September 30, 2010, the Company obtained the necessary information to evaluate whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Operating Partnership units. Based on the results of this analysis, we concluded that the Operating Partnership units met the criteria to be classified within equity at December 31, 2010. As a result, we have reclassified the noncontrolling interests totaling approximately $429.8 million from the mezzanine section to the equity section of our consolidated balance sheet.
The following table shows the ownership interest in the Operating Partnership as of December 31, 2010:

	December 31, 2010
	Number of Units	Percentage of Total
The Company	19,458,605	42.6%
Noncontrolling interests consist of:
Common units held by third parties	26,165,000	57.3%
Incentive units held by employees	61,065	0.1%

Total	45,684,670	100.0%

The redemption value of the noncontrolling interests at December 31, 2010 was $357.7 million based on the closing price of the Company’s stock of $13.64 on that date.
11. Stockholders’ Equity
On September 28, 2010 we completed our IPO which resulted in the sale of 19,435,000 shares of our common stock, including 2,535,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $16.00, generating gross proceeds to the Company of $311.0 million. The proceeds to the Company, net of underwriters’ discounts, commissions and other offering costs were $285.6 million. Underwriters’ discounts, commissions and other offering costs of $25.3 million are reflected as a reduction to additional paid-in capital in the consolidated balance sheet of the Company.
In connection with the IPO, we issued 6,758 fully vested shares of common stock to certain employees which resulted in a charge to compensation expense of $0.1 million. Additionally, we issued 108,787 shares of restricted stock and 577,555 stock options to certain employees that vest evenly over four years commencing on the first anniversary of the IPO. We issued an additional 59,820 restricted shares to employees that vest evenly over a three year period commencing on the first anniversary of the IPO.

In compensation for their services as members of the Board of Directors, the independent directors were issued 10,000 restricted stock units and a one-time grant of 10,000 stock options.
Upon closing of the IPO, the Company retired the former profits interest incentive program, under which employees were provided equity-based awards in order to align their interests with those of our equity holders and for retention purposes. In retirement of this plan, the Company issued 15,847 fully vested shares of common stock, 10,201 shares of restricted stock which vest evenly over three years commencing on the first anniversary of the IPO, and 6,627 shares of restricted stock which vest in April of 2011. In addition, certain employees were issued 61,065 fully vested Operating Partnership units and 25,883 unvested Operating Partnership units which vest evenly over three years commencing on the first anniversary of the IPO.
On December 20, 2010, the Company declared a dividend on our common stock and an equivalent distribution on units in our Operating Partnership for the year ended December 31, 2010. The following table summarizes the taxability of our common share dividends:

Nontaxable
			Ordinary	Return of Capital
			Taxable Dividend	Distributions
Record Date	Payment Date	Cash Dividend	(Unaudited)	(Unaudited)
12/31/2010	1/14/2011	$0.13	$0.0415	$—
Note that of the $0.1300 quarterly dividend paid in January 2011, $0.0415 is included as 2010 taxable common dividends and $0.0885 will be included in the 2011 taxable year.
12. Equity Incentive Plan
In connection with our IPO, we adopted our 2010 Equity Incentive Plan, which we refer to as the 2010 Plan. The 2010 Plan will be administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. We have reserved a total of 3,000,000 shares of our common stock for issuance pursuant to the 2010 Plan which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock that are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the year ended December 31, 2010, 587,555 stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period.
The following table sets forth the 2010 Plan’s stock option activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average
	Subject to Option	Exercise Price
Options outstanding, December 31, 2009	—	$—
Granted	587,555	16.00
Forfeited	—	—
Exercised	—	—

Options outstanding, December 31, 2010	587,555	$16.00

The following table sets forth the number of shares subject to option that are unvested as of December 31, 2010 and the fair value of these options at the grant date:

Weighted Average
	Number of Shares	Fair Value at
	Subject to Option	Grant Date
Unvested balance, December 31, 2009	—	$—
Granted	587,555	4.95
Forfeited	—	—
Exercised	—	—

Unvested balance, December 31, 2010	587,555	$4.95

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since September 28, 2010, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. We utilize the simplified method of estimating the term for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the year ended December 31, 2010:

Assumption
Number of options granted	587,555
Exercise price	$16.00
Expected term (in years)	6.25
Expected volatility	43.59%
Expected annual dividend	3.25%
Risk-free rate	1.33%
As of December 31, 2010, total unearned compensation on options was approximately $2.7 million, and the weighted average vesting period was 4.0 years.
Restricted Awards
During the year ended December 31, 2010, the Company issued 185,435 shares of restricted stock which had a value of $3.0 million on the grant date. Additionally, the Company issued 10,000 restricted stock units, RSUs, which had a value of $0.2 million on the grant date. The principal difference between these instruments is that RSUs are not shares of CoreSite Realty Corporation common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

Weighted
Average Fair
	Restricted	Value at Grant
	Awards	Date
Unvested balance, December 31, 2009	—	$—
Granted	195,435	15.98
Forfeited	—	—
Vested	—	—

Unvested balance, September 30, 2010	195,435	$15.98

As of December 31, 2010, total unearned compensation on restricted awards was approximately $2.8 million, and the weighted average vesting period was 3.4 years.
Operating Partnership Units
During the year ended December 31, 2010, the Company issued 25,883 Operating Partnership units which were fair valued at $15.98 per unit or $0.4 million in total. The Operating Partnership units will be amortized on a straight-line basis to expense over the vesting period. As of December 31, 2010, total unearned compensation on Operating Partnership units was approximately $0.4 million, and the weighted average vesting period was 3.0 years.
13. Earnings Per Share
Basic loss per share is calculated by dividing the net loss attributable to controlling interests by the weighted average number of common shares outstanding during the period. As our IPO occurred on September 28, 2010, the weighted average number of common shares outstanding includes the days for which the issued shares were outstanding. Diluted loss per share adjusts basic loss per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of shares issuable under our equity-based compensation plan and Operating Partnership units. For the year ended December 31, 2010, 587,555 stock options and 195,435 restricted shares have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

14. Employee Benefit Plan
CoreSite, LLC has a tax qualified retirement 401(k) plan that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees may participate after six months of employment. Additionally at that time, the Company provides a safe harbor contribution equal to 3% of the participant’s annual salary. The employee and employer contributions are limited to the maximum amount allowed by the Internal Revenue Service. Both employee and employer contributions vest immediately. Company contributions were less than $0.1 million for the year ended December 31, 2010.
15. Estimated Fair Value of Financial Instruments
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
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts and other receivables, interest rate caps, interest rate swaps, mortgage loans payable, interest payable and accounts payable. The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these accounts. The interest rate caps and interest rate swap are carried at fair value.
The combined balance of our mortgage loans payable was $125.6 million (excluding a $0.7 million fair value of acquired debt adjustment) and $62.4 million as of December 31, 2010 and 2009, respectively, with a fair value of $123.8 million and $62.0 million, respectively, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable are based on the Company’s assumptions of interest rates and terms available.
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
Derivative financial instruments
Currently, the Company uses interest rate swaps to manage interest rate risk. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of FASB ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Recurring Fair Value Measurements
Quoted Prices in
	Active Markets for Identical		Significant		Significant
	Assets and Liabilities		Other Observable Inputs		Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value at
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
(In thousands)
Assets
Derivative Financial Instruments	$—	$—	$148	$1	$—	$—	$148	$1

Liabilities
Derivative Financial Instruments	$—	$—	$—	$—	$—	$—	$—	$—

16. Related Party Transactions
Prior to the closing of the IPO on September 28, 2010, CoreSite, LLC was engaged to act as the Company’s agent for the purpose of coordinating the activities of the property manager, for leasing and servicing the properties, and for overseeing property build-out activities. Subsequent to our Predecessor’s acquisition of CoreSite, LLC as part of the IPO on September 28, 2010, all related party revenue and expenses incurred in connection with CoreSite, LLC’s activities, have been eliminated in consolidation. For the years ended December 31, 2010, 2009 and 2008, CoreSite, LLC earned management fees from the Predecessor of $3.6 million, $2.2 million and $1.5 million, respectively. For the years ended December 31, 2010, 2009 and 2008, CoreSite, LLC earned lease commissions from our Predecessor of $2.8 million, $1.8 million and $2.4 million, respectively. These commissions are included in deferred leasing costs. For the years ended December 31, 2010, 2009 and 2008, CoreSite, LLC earned construction management fees from our Predecessor of $1.2 million, $0.6 million and $1.1 million, respectively. The construction management fees are included in building improvements and construction in progress. For the years ended December 31, 2010, 2009 and 2008, CoreSite, LLC was reimbursed for payroll related expenses from our Predecessor of $1.2 million, $1.0 million and $0.7 million, respectively. At December 31, 2010 and 2009 $0 and less than $0.1 million of such fees were payable to CoreSite, LLC.
We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was $0.2 million, $0.2 million and less than $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
17. Commitments and Contingencies
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
The future minimum payments to be made under noncancelable leases, telecommunications capacity commitments and power usage commitments as of December 31, 2010 are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total

Operating leases	$16,615	$17,044	$17,458	$17,742	$17,620	$44,254	$130,733
Other (1)	2,897	2,181	279	151	104	190	5,802

Total	$19,512	$19,225	$17,737	$17,893	$17,724	$44,444	$136,535

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts and telecommunications leases.
Rent expense was $4.5 million, $2.2 million, $2.8 million and $2.6 million, for the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the years ended December 31, 2009 and 2008, respectively.
Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At December 31, 2010, we had open commitments related to construction contracts of approximately $38.9 million.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. Management believes that the resolution of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Prior to the completion of our IPO, Ari Brumer, the former general counsel of our affiliate CoreSite, LLC, filed suit in federal court in Colorado against the Company, certain of our affiliates, our chief executive officer and certain affiliates of the Funds and Carlyle. In his complaint, Mr. Brumer alleged that he was fraudulently induced to accept employment with CoreSite, LLC, and that his employment was terminated in retaliation for his assertions that the Company and certain of its officers and affiliates had been involved in or committed certain illegal or improper acts. We investigated the assertions of illegal or improper acts made by Mr. Brumer. Based on the results of that investigation, we concluded that those assertions were not based on, or supported by, facts but were raised by Mr. Brumer in bad faith after his termination, which termination was unrelated to his avowed concerns about the subject matter of the assertions.
On September 28, 2010, Mr. Brumer voluntarily dismissed the federal court action without prejudice and filed a substantially identical complaint in Colorado state court in Denver. In the state action, Mr. Brumer claims actual damages in an amount to be proven at trial as well as special damages of $1,019,000, principally attributable to real estate losses that he allegedly incurred from relocating to Colorado.
On October 22, 2010, the Company and the other defendants filed a motion to dismiss the state court case on various grounds. On January 11, 2011, the Court partially granted the motion, dismissing one claim as legally insufficient and ordering the dismissal of all claims against our chief executive officer individually. On March 8, 2011, the Company filed its answer to the amended complaint and asserted counterclaims against Mr. Brumer arising from his efforts to disrupt the Company’s initial public offering for personal advantage after his employment was terminated by the Company.
Because the case is still in the preliminary stages, the cost of the litigation and its ultimate resolution are not estimable at this time. We believe that we have valid defenses to Mr. Brumer’s remaining claims and that there is significant merit to our counterclaims against Mr. Brumer and we intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the claims and damages asserted and the probability of an unfavorable outcome, we believe that this matter will not have a material adverse effect on our business, financial position or liquidity.
18. Quarterly Financial Information (unaudited)
The table below reflects the selected quarterly information for the years ended December 31, 2010 and 2009 (in thousands except share data):

	The Company	The Predecessor
	For the period
	September	For the period July
	28, 2010 through	1, 2010 through	Three Months Ended
	December 31, 2010	September 27, 2010	June 30, 2010	March 31, 2010
Revenue	$38,352	$14,139	$12,387	$9,031
Operating income (loss)	(8,697)	(913)	1,344	(398)
Net income (loss)	(10,722)	(1,591)	945	(909)
Net loss attributable to common shares	(3,351)	N/A	N/A	N/A
Basic and diluted net loss per share attributable to common shares	$(0.17)	N/A	N/A	N/A

	The Predecessor
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Revenue	$8,996	$7,473	$6,347	$6,015
Operating income (loss)	439	(1,684)	(2,048)	(1,406)
Net loss	(127)	(2,282)	(2,630)	(2,000)
Net loss attributable to common shares	N/A	N/A	N/A	N/A
Basic and diluted net loss per share attributable to common shares	N/A	N/A	N/A	N/A

CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010

				Costs Capitalized		Gross Amount
				Subsequent to		Carried at			Accumulated
		Initial Cost		Acquisition		December 31, 2010			Depreciation at	Year
			Building and		Building and		Building and		December 31,	Acquired
Property(1)	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	2010	or Leased
	(In thousands)
1656 McCarthy	$—	$5,086	$5,046	$—	$16,387	$5,086	$21,433	$26,519	$4,429	2006
2901 Coronado	—	3,972	3,482	—	41,586	3,972	45,068	49,040	2,709	2007
Coronado-Stender Properties	—	15,928	12,956	—	8,056	15,928	21,012	36,940	1,649	2007
70 Innerbelt	—	6,100	26,748	—	33,865	6,100	60,613	66,713	9,602	2007
32 Avenue of the Americas	—	—	—	—	30,825	—	30,825	30,825	5,118	2007
12100 Sunrise Valley	25,560	12,100	32,939	—	29,518	12,100	62,457	74,557	6,307	2007
One Wilshire	—	—	41,099	—	426	—	41,525	41,525	782	2010
900 N. Alameda	—	28,467	94,114	—	2,480	28,467	96,594	125,061	920	2010
55 S. Market	60,000	6,863	91,719	—	666	6,863	92,385	99,248	737	2010
427 S. LaSalle	40,000	5,493	49,522	—	1,959	5,493	51,481	56,974	491	2010
1275 K Street	—	—	4,797	—	335	—	5,132	5,132	85	2010
2115 NW 22nd Street	—	729	9,325	—	34	729	9,359	10,088	114	2010

Total	$125,560	$84,738	$371,747	$—	$166,137	$84,738	$537,884	$622,622	$32,943

The aggregate cost of the total properties for federal income tax purposes was approximately $637.4 million (unaudited) at December 31, 2010.
See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
The following table reconciles the historical cost and accumulated depreciation of the CoreSite Realty Corporation properties for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Property
Balance, beginning of period	$234,262	$204,505	$152,242
Additions — property acquisitions	332,128	—	—
Additions — improvements	56,232	29,757	52,263

Balance, end of period	$622,622	$234,262	$204,505

Accumulated Depreciation
Balance, beginning of period	$16,207	$7,012	$1,199
Additions — depreciation and amortization	16,736	9,195	5,813

Balance, end of period	$32,943	$16,207	$7,012

See accompanying report of independent registered public accounting firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our then-Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our then-Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders, to be filed no later than April 30, 2011, and is incorporated herein by reference.
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning our directors and executive officers required by Item 11 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders, to be filed no later than April 30, 2011, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information concerning our directors and executive officers required by Item 12 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders, to be filed no later than April 30, 2011, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information concerning our directors and executive officers required by Item 13 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders, to be filed no later than April 30, 2011, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning our directors and executive officers required by Item 14 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders, to be filed no later than April 30, 2011, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this annual report on Form 10-K or incorporated by reference:
(1)	Our consolidated financial statements are provided under Item 8 of this annual report on Form 10-K.

(2)	Schedule III—Real Estate and Accumulated Depreciation is included herein at page 65. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(b)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference, as indicated:

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Amended and Restated Bylaws of CoreSite Realty.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Limited Partnership Agreement of CoreSite, L.P.(3)
10.2	Form of 2010 Equity Incentive Plan.(1)*
10.3	Form of 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Plan Restricted Stock Agreement.(1)*
10.6	Form of 2010 Equity Incentive Plan Restricted Stock Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite Realty Corporation and Thomas M. Ray.(1)*
10.8	Employment Agreement between CoreSite Realty Corporation and Deedee Beckman.(1)*
10.9	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.10	Registration Rights Agreement.(3)
10.11	Tax Protection Agreement.(3)
10.12	Contribution Agreement.(3)
10.13	Lease Agreement between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.14	Lease Agreement between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.16	Form of Restricted Stock Agreement.(1)*
10.17	Form of Restricted Unit Agreement.(1)*

Exhibit
Number	Description
10.18	Form of Management Rights Agreement.(1)*
10.19	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.20	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*
10.21	Credit Agreement among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C. and CoreSite Real Estate 1656 McCarthy, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, and Keybanc Capital Markets and RBC Capital Markets Corporation, as joint lead arrangers and joint book managers, dated as of September 28, 2010.(3)
10.22	Form of Restricted Stock Agreement.(3)*
10.23	Employment Agreement between CoreSite Realty Corporation and Jeffrey S. Finnin.(4)*
10.24	Employment Agreement between CoreSite Realty Corporation and Derek McCandless.(5)*
21.1	Subsidiaries of CoreSite Realty Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or agreement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post-Effective Amendment to the company’s Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed February 11, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2011	CORESITE REALTY CORPORATION
Registrant

	By:	/s/ Thomas M. Ray

Thomas M. Ray
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Ray	President and Chief Executive Officer
Thomas M. Ray	(Principal Executive Officer) and Director	March 11, 2011

/s/ Jeffrey S. Finnin
Jeffrey S. Finnin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ Robert G. Stuckey
Robert G. Stuckey	Chairman of the Board of Directors	March 11, 2011

/s/ James A. Attwood, Jr.
James A. Attwood, Jr.	Director	March 11, 2011

/s/ Michael Koehler
Michael Koehler	Director	March 11, 2011

/s/ Paul E. Szurek
Paul E. Szurek	Director	March 11, 2011

/s/ J. David Thompson
J. David Thompson	Director	March 11, 2011

/s/ David A. Wilson
David A. Wilson	Director	March 11, 2011

INDEX TO EXHIBITS

Exhibit
No.

21.1	Subsidiaries of CoreSite Realty Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.