Form 10-Q
period 2011-03-31
CoreSite Realty Corp
filed 2011-05-06
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
Commission file number 001-34877
CoreSite Realty Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	27-1925611 (IRS Employer Identification Number)

1050 17th Street, Suite 800
Denver, CO	80265
(Address and zip code of principal executive offices)	(Zip Code)
(866) 777-2673
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding at May 4, 2011 was 19,866,760

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Investments in real estate:
Land	$84,738	$84,738
Building and building improvements	454,018	450,097
Leasehold improvements	76,803	75,800

	615,559	610,635
Less: Accumulated depreciation and amortization	(41,365)	(32,943)

Net investment in operating properties	574,194	577,692
Construction in progress	34,913	11,987

Net investments in real estate	609,107	589,679
Cash and cash equivalents	73,210	86,246
Restricted cash	14,967	14,968
Accounts and other receivables, net of allowance for doubtful accounts of $375 and $305 as of March 31, 2011 and December 31, 2010, respectively	6,185	5,332
Lease intangibles, net of accumulated amortization of $21,748 and $17,105 as of March 31, 2011 and December 31, 2010, respectively	60,880	71,704
Goodwill	41,191	41,191
Other assets	25,132	23,906

Total assets	$830,672	$833,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$125,560	$124,873
Accounts payable and accrued expenses	37,488	26,393
Deferred rent payable	2,643	2,277
Acquired below-market lease contracts, net of accumulated amortization of $6,111 and $4,989 as of March 31, 2011 and December 31, 2010, respectively	15,293	16,415
Prepaid rent and other liabilities	8,683	8,603

Total liabilities	189,667	178,561
Stockholders’ equity:
Common stock, par value $0.01, 100,000,000 shares authorized and 19,870,508 and 19,644,042 shares issued and outstanding at March 31, 2011 and December 31, 2010	194	194
Additional paid-in capital	239,933	239,453
Accumulated other comprehensive income	41	52
Accumulated deficit	(13,416)	(7,460)

Total stockholders’ equity	226,752	232,239
Noncontrolling interests	414,253	422,226

Total equity	641,005	654,465

Total liabilities and equity	$830,672	$833,026

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	The Company	The Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Operating revenues:
Rental revenue	$25,210	$6,253
Power revenue	9,781	2,157
Tenant reimbursement	1,720	264
Other revenue	3,255	356

Total operating revenues	39,966	9,030
Operating expenses:
Property operating and maintenance	12,023	3,981
Real estate taxes and insurance	2,743	447
Management fees to related party	—	1,058
Depreciation and amortization	19,473	3,158
Sales and marketing	1,377	2
General and administrative	5,617	84
Rent	4,547	697

Total operating expenses	45,780	9,427

Operating loss	(5,814)	(397)
Interest income	66	—
Interest expense	(2,252)	(509)

Loss before income taxes	(8,000)	(906)
Income taxes	84	—

Net loss	$(7,916)	$(906)
Net loss attributable to noncontrolling interests	(4,544)	—

Net loss attributable to common shares	$(3,372)	$(906)

Basic and diluted loss per common share
Net loss per share attributable to common shares	$(0.17)	N/A

Weighted average common shares outstanding	19,458,605	N/A

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited and in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Number	Amount	Capital	Deficit	Income	Equity	Interests	Equity
Balance at January 1, 2011	19,644,042	$194	$239,453	$(7,460)	$52	$232,239	$422,226	$654,465
Offering costs	—	—	(17)	—	—	(17)	—	(17)
Issuance of restricted stock awards, net of forfeitures	226,466	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	497	—	—	497	—	497
Dividends and distributions	—	—	—	(2,584)	—	(2,584)	(3,413)	(5,997)
Comprehensive income:
Net loss	—	—	—	(3,372)	—	(3,372)	(4,544)	(7,916)
Unrealized gain on derivative contracts	—	—	—	—	(11)	(11)	(16)	(27)

Comprehensive loss						(3,383)	(4,560)	(7,943)

Balance at March 31, 2011	19,870,508	$194	$239,933	$(13,416)	$41	$226,752	$414,253	$641,005

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	The Company	The Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,916)	$(906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,473	3,158
Amortization of above/below market leases	(390)	(220)
Amortization of deferred financing costs	427	144
Amortization of share-based compensation	497	—
Amortization of discount to fair market value of acquired loan	687	—
Bad debt expense	20	(79)
Changes in operating assets and liabilities:
Restricted cash	(77)	(413)
Accounts receivable	(873)	(230)
Due to and due from related parties	2	2,707
Deferred rent receivable	(859)	(393)
Deferred leasing costs	(2,038)	(3,526)
Other assets	658	(408)
Accounts payable and accrued expenses	2,941	1,352
Prepaid rent and other liabilities	241	477
Deferred rent payable	366	56

Net cash provided by operating activities	13,159	1,719

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(20,310)	(16,858)
Changes in reserves for capital improvements	78	292

Net cash used in investing activities	(20,232)	(16,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Offering costs	(17)	—
Proceeds from mortgages payable	—	5,076
Payments of loan fees and costs	(6)	(51)
Contributions	—	16,861
Dividends and distributions	(5,940)	—

Net cash provided by (used in) financing activities	(5,963)	21,886

Net change in cash and cash equivalents	(13,036)	7,039
Cash and cash equivalents, beginning of period	86,246	7,466

Cash and cash equivalents, end of period	$73,210	$14,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,100	$524
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$10,987	$9,810
Accrual of dividends and distributions	$5,997	$—
See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)
1. Organization
CoreSite Realty Corporation, (the “Company,” “we,” or “our”), was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and managing technology-related real estate.
On September 28, 2010 we completed our initial public offering (the “IPO”) which resulted in the sale of 19,435,000 shares of our common stock, including 2,535,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $16.00, generating gross proceeds to the Company of $311.0 million. The proceeds to the Company, net of underwriters’ discounts, commissions and other offering costs were $285.6 million.
Upon completion of the IPO, our Operating Partnership entered into various formation transactions and acquired 100% of the ownership interests in the entities that owned our Predecessor, as defined below, from certain real estate funds (the “Funds”) affiliated with The Carlyle Group. Our Predecessor includes the limited liability companies which were all wholly owned, directly or indirectly, by CRP Fund V Holdings, LLC. We have determined that CRP Fund V Holdings, LLC is the acquirer for accounting purposes and therefore, interests contributed by CRP Fund V Holdings, LLC in the formation transactions (the Predecessor entities and properties) were recorded at historical cost.
Additionally, our Operating Partnership acquired 100% of the ownership interests in the entities that owned the CoreSite Acquired Properties, as defined below, from the Funds and their affiliates. The contribution or acquisition of interests in the CoreSite Acquired Properties was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of the contribution.
Accordingly, the results of operations for the three months ended March 31, 2010 reflect the financial condition and operating results of our Predecessor only. The results of operations for the three months ended March 31, 2011 reflect the financial condition and results of operations of our Predecessor, together with the CoreSite Acquired Properties which we acquired upon completion of our initial public offering and the formation transactions on September 28, 2010, the date of acquisition. The accompanying condensed consolidated financial statements include the following entities and properties:

CoreSite Predecessor	Coresite Acquired Properties
CRP Fund V Holdings, LLC	One Wilshire
1656 McCarthy	900 N. Alameda
2901 Coronado	55 S. Market
Coronado-Stender Properties	427 S. LaSalle
70 Innerbelt	1275 K Street
32 Avenue of the Americas	2115 NW 22nd Street
12100 Sunrise Valley	CoreSite, LLC
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the expected results for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010. Intercompany balances and transactions have been eliminated.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, accrued liabilities, performance-based equity compensation plans, and qualification as a REIT based on estimates of historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.
Investments in Real Estate
Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.
Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset
Depreciation expense was $8.6 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.
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

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2011, we had approximately $41.2 million of goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three months ended March 31, 2011 and 2010 no impairment was recognized.
Derivative Instruments and Hedging Activities
We reflect all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings.
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
When arrangements include both lease and nonlease elements, the revenues associated with separate elements are allocated based on their relative fair values. The revenue associated with each element is then recognized as earned. Interconnection, utility and power services are considered as separate earnings processes that are provided and completed on a month-to-month basis and revenue is recognized in the period that the services are performed. Utility and power services are included in power revenue in the accompanying statements of operations. Interconnection services are included in other revenue in the accompanying statements of operations. Set-up charges and utility installation fees are initially deferred and recognized over the term of the arrangement as other revenue or the expected period of performance unless management determines a separate earnings process exists related to an installation charge.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period in which the expenses are incurred.
Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended March 31, 2011 and 2010, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.4 million and $0.2 million, respectively. Balances, net of accumulated amortization, at March 31, 2011 and December 31, 2010, are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Lease contracts above-market value	$8,668	$8,668
Accumulated amortization	(2,092)	(1,360)

Lease contracts above-market value, net	$6,576	$7,308

Lease contracts below-market value	$21,404	$21,404
Accumulated amortization	(6,111)	(4,989)

Lease contracts below-market value, net	$15,293	$16,415

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, and tenant reimbursements is considered by management to be uncollectible. At March 31, 2011 and December 31, 2010 the allowance for doubtful accounts totaled $0.4 million and $0.3 million, respectively. Additions (reductions) to the allowance for doubtful accounts were $0.1 million and $(0.1) million for the three months ended March 31, 2011 and 2010, respectively. Write-offs charged against the allowance were less than $0.1 million and less than $0.1 million for the three months ended March 31, 2011 and 2010, respectively.
Share-Based Compensation
We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant and is amortized on a straight-line basis over the vesting period.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were less than $0.1 million and less than $0.1 million for the three months ended March 31, 2011 and 2010, respectively.
Asset Retirement Obligations
We record accruals for estimated retirement obligations. The asset retirement obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease under which the Company is the lessee. At March 31, 2011 and December 31, 2010, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $2.0 million and $2.1 million, respectively.
Income Taxes
We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2010 upon filing our federal income tax return for such year. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

To maintain REIT status we will distribute a minimum of 90% of the Company’s taxable income. However, it is our policy and intent, subject to change, to distribute 100% of the Company’s taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. Any taxable income prior to the completion of the IPO is the responsibility of the Company’s prior members. The allocable share of income is included in the income tax returns of the members. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.
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
Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2011, the deferred income taxes were not material.
We currently have no liabilities for uncertain tax positions. The earliest tax year the Company is subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year for which our subsidiaries are subject to examination is 2007.
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
For the three months ended March 31, 2011 and 2010, total operating revenues recognized from one customer accounted for 12.2% and 9.4%, respectively. For the three months ended March 31, 2011 and 2010, total operating revenues recognized from another customer accounted for 3.7%, and 14.3%, respectively. The Company obtains security deposits from most of its tenants.
Segment Information
The Company manages its business as one reportable segment consisting of investments in data centers located in the United States. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics amongst all markets, including the nature of the services provided and the type of customers purchasing these services.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other. This ASU amends ASC Topic 350 and clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity is required to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test, whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The new guidance was effective January 1, 2011 for the Company. The adoption of this standard did not have an impact on our condensed consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The new guidance was effective January 1, 2011 for the Company. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

3. Investment in Real Estate
The following is a summary of the properties owned and leased at March 31, 2011 (in thousands):

		Acquisition		Buildings and	Leasehold	Construction
Property Name	Location	Date	Land	Improvements	Improvements	in Progress	Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$21,626	$—	$3	$26,715
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	45,119	—	—	49,091
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	15,928	15,817	—	21,614	53,359
70 Innerbelt	Somerville, MA	4/11/2007	6,100	60,601	—	63	66,764
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	30,827	1	30,828
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	61,640	—	5,652	79,392
One Wilshire	Los Angeles, CA	9/28/2010	—	—	40,653	1,842	42,495
900 N. Alameda	Los Angeles, CA	9/28/2010	28,467	98,112	—	90	126,669
55 S. Market	San Jose, CA	9/28/2010	6,863	92,003	—	1,110	99,976
427 S. LaSalle	Chicago, IL	9/28/2010	5,493	49,679	—	4,318	59,490
1275 K Street	Washington, DC	9/28/2010	—	—	5,323	220	5,543
2115 NW 22nd Street	Miami, FL	9/28/2010	729	9,421	—	—	10,150

Total			$84,738	$454,018	$76,803	$34,913	$650,472

4. Other Assets
Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Deferred leasing costs	$9,434	$7,954
Deferred rent receivable	6,924	6,065
Deferred financing costs	3,006	3,426
Leasehold interests in corporate headquarters	2,964	2,959
Other	2,804	3,502

Total	$25,132	$23,906

5. Debt
A summary of outstanding indebtedness as of March 31, 2011 and December 31, 2010 is as follows (in thousands):

		Maturity		March 31,		December 31,
	Interest Rate	Date		2011		2010
Senior secured credit facility	(1)	September 28, 2013		$—		$—

427 S. LaSalle — Senior mortgage loan	LIBOR plus 0.60% (0.86% and 0.86% at March 31, 2011 and December 31, 2010)	March 9, 2012		25,000		25,000
427 S. LaSalle — Subordinate mortgage loan	LIBOR plus 2.95% (3.21% and 3.21% at March 31, 2011 and December 31, 2010)	March 9, 2012		5,000		5,000

427 S. LaSalle — Mezzanine loan	LIBOR plus 4.83% (5.09% and 5.09% at March 31, 2011 and December 31, 2010)	March 9, 2012		10,000	(2)	10,000
55 S. Market	LIBOR plus 3.50% (3.76% and 3.76% at March 31, 2011 and December 31, 2010)(3)	October 9, 2012	(4)	60,000		60,000

12100 Sunrise Valley	LIBOR plus 2.75% (3.01% and 3.01% at March 31, 2011 and December 31, 2010)(3)	June 1, 2013		25,560		25,560

Total principal outstanding				125,560		125,560

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				—		(687)

Total indebtedness				$125,560		$124,873

(1)
The Company can elect to have borrowings under the credit facility bear interest at a rate per annum equal to (i) LIBOR plus 350 basis points to 400 basis points, or (ii) a base rate plus 250 basis points to 300 basis points, depending on our leverage

(2)	On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property which was scheduled to mature on March 9, 2012.

(3)	In October 2010, we entered into an interest rate swap agreement and an interest rate cap agreement, each as a cash flow hedge for interest incurred by these LIBOR based loans.

(4)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

Senior Secured Credit Facility
In conjunction with our IPO and formation transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent. The revolving credit facility is unconditionally guaranteed on an unsecured basis by CoreSite Realty Corporation. CoreSite, L.P. acts as the parent borrower and its subsidiaries that own the real estate properties known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the facility, and such real estate properties provide security for the facility. Each of the parent borrower and the subsidiary borrowers are liable under the facility on a joint and several basis. The facility has an initial maturity date of September 28, 2013 with a one-time extension option, which if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the facility at initial maturity and certain other customary conditions. As of March 31, 2011, the Company has not drawn any funds under the facility.
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
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of March 31, 2011, $100.8 million was available for us to borrow under the facility. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
• a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 55%;
• a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 times;
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
427 S. LaSalle
As of March 31, 2011, the 427 S. LaSalle property had a senior mortgage loan, subordinate mortgage loan and mezzanine loan payable of $25.0 million, $5.0 million and $10.0 million, respectively, which mature on March 9, 2012. These loans are secured by deeds of trust on the property and require payments of interest only until maturity. The mortgage requires ongoing compliance by us with various nonfinancial covenants. As of March 31, 2011, the Company was in compliance with the covenants.
On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $10.0 million, paying $9.5 million in cash and recognizing a $0.5 million gain, net of fees on the transaction.
55 S. Market
As of March 31, 2011, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of March 31, 2011, the Company was in compliance with the covenants.

12100 Sunrise Valley
As of March 31, 2011, the 12100 Sunrise Valley property had a mortgage loan payable of $25.6 million. We may make additional draws of up to $6.4 million to fund specified construction under the loan agreement for a maximum total borrowing of $32.0 million. The mortgage loan payable is secured by the 12100 Sunrise Valley property and requires payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of March 31, 2011, the Company was in compliance with the covenants.
Debt Maturities
The following table summarizes our debt maturities as of March 31, 2011 (in thousands):

Year
2011	$132
2012	100,277	(1)
2013	25,151

Total	$125,560

(1)	On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property which was scheduled to mature on March 9, 2012.
6. Derivatives and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the period, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011 and 2010, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2011, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:
Cash Flow Hedge Derivative Summary

	Number of
	Instruments	Notional
Derivative type
Interest rate swap	1	$60,000,000
Interest rate cap	1	25,000,000

Total	2	$85,000,000

Non-designated Hedges
Additionally, the Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but due to immateriality, are not designated for hedge accounting purposes. The Company’s derivatives detailed in the table below are not designated as hedging instruments for accounting purposes and do not have material economic value as of March 31, 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:
Non-Designated Derivative Summary

	Number of
	Instruments	Notional
Derivative type
Interest rate caps	3	$73,165,000

Total	3	$73,165,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2011 and December 31, 2010.

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2011	2010	2011	2010
	(In thousands)
Derivatives designated as hedging instruments
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$18	$31	$—	$—
Interest rate swap	103	117	—	—

Total	$121	$148	$—	$—

Derivatives not designated as hedging instruments
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$—	$—	$—	$—

Total	$—	$—	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2011 and 2010 (in thousands).

	Income Statement Impact of Derivatives in Cash Flow Hedging Relationships
							Amount of Gain or (Loss) Recognized in
				Amount of Gain or (Loss) Reclassified from		Location of Gain or (Loss)	Income on Derivative (Ineffective Portion
	Amount of Gain or (Loss) Recognized in		Location of Gain or (Loss)	Accumulated OCI into Income (Effective		Recognized in Income on	and Amount Excluded from Effectiveness
	OCI on Derivative (Effective Portion) for		Reclassified from Accumulated	Portion) for the Three Months Ended		Derivative (Ineffective Portion	Testing) for the Three Months Ended
	the Three Months Ended March 31,		OCI into Income (Effective	March 31,		and Amount Excluded from	March 31,
	2011	2010	Portion)	2011	2010	Effectiveness Testing)	2011	2010
Interest rate derivatives
Interest rate caps	$(13)	$—	Interest income / (expense)	$—	$—	Other income / (expense)	$—	$—
Interest rate swap	(52)	—	Interest income / (expense)	37	—	Other income / (expense)	—	—

Total	$(65)	$—		$37	$—		$—	$—

Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision under which if the Company defaults on any of its indebtedness, including default when repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Such a default may require the Company to settle any outstanding derivatives at their then current fair value. However, as of March 31, 2011, the Company did not have any derivatives with fair values in a net liability position. Accordingly, had the Company breached this provision at March 31, 2011, it would not have been required to make any payments to its counterparties in order to settle its outstanding derivative agreements. The Company has not posted any cash collateral related to these agreements.
7. Noncontrolling Interests — Operating Partnership
Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Commencing on the first anniversary of the IPO, the Operating Partnership units will be eligible to be redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Operating Partnership units. Based on the results of this analysis, we concluded that the Operating Partnership units met the criteria to be classified within equity at March 31, 2011.
The following table shows the ownership interest in the Operating Partnership as of March 31, 2011:

	Number of Units	Percentage of Total
The Company	19,458,605	42.6%
Noncontrolling interests consist of:
Common units held by third parties	26,165,000	57.3%
Incentive units held by employees	61,065	0.1%

Total	45,684,670	100.0%

The redemption value of the noncontrolling interests at March 31, 2011 was $415.4 million based on the closing price of the Company’s stock of $15.84 on that date.
8. Stockholders’ Equity
During the three months ended March 31, 2011, we issued 242,397 shares of restricted stock and 495,804 stock options to certain employees that vest evenly over four years.
On March 15, 2011, we declared a regular cash dividend for the first quarter of 2011 of $0.13 per common share payable on April 15, 2011 to stockholders of record as of March 31, 2011. In addition, holders of Operating Partnership units also received a distribution of $0.13 per unit. We recorded a payable as of March 31, 2011 of $6.0 million for this dividend and distribution.
9. Equity Incentive Plan
In connection with our initial public offering, the Company’s Board of Directors adopted the 2010 equity incentive plan, which we refer to as the 2010 Plan. The 2010 Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. We have reserved a total of 3,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2011, 495,804 stock options were granted. The fair values are being expensed on a straight-line basis over the vesting periods.
The following table sets forth the 2010 Plan’s stock option activity for the three months ended March 31, 2011:

	Number of	Weighted
	Shares Subject to	Average Exercise
	Option	Price
Options outstanding, December 31, 2010	587,555	$16.00
Granted	495,804	15.18
Forfeited	(31,183)	16.00
Exercised	—	—

Options outstanding, March 31, 2011	1,052,176	$15.61

The following table sets forth the number of shares subject to option that are unvested as of March 31, 2011 and the fair value of these options at the grant date:

		Weighted
	Number of	Average Fair
	Shares Subject to	Value at Grant
	Option	Date
Unvested balance, December 31, 2010	587,555	$4.95
Granted	495,804	4.87
Forfeited	(31,183)	4.95
Exercised	—	—

Unvested balance, March 31, 2011	1,052,176	$4.91

As of March 31, 2011, total unearned compensation on options was approximately $4.1 million, and the weighted average vesting period was 3.7 years.
Restricted Awards
During the three months ended March 31, 2011, the Company issued 242,397 shares of restricted stock, which had a value of $3.6 million on the grant date. Additionally, the Company issued 92 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not shares of CoreSite Realty Corporation common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

		Weighted
		Average Fair
	Restricted	Value at Grant
	Awards	Date
Unvested balance, December 31, 2010	195,437	$15.98
Granted	242,489	15.02
Forfeited	(15,931)	15.98
Vested	—	—

Unvested balance, March 31, 2011	421,995	$15.43

As of March 31, 2011, total unearned compensation on restricted awards was approximately $5.3 million, and the weighted average vesting period was 3.4 years.
Operating Partnership Units
In connection with the Company’s IPO, we issued 25,883 Operating Partnership units, which were fair valued at $15.98 per unit or $0.4 million in total. The Operating Partnership units will be amortized on a straight-line basis to expense over the vesting period. As of March 31, 2011, total unearned compensation on Operating Partnership units was approximately $0.3 million, and the weighted average vesting period was 2.5 years.
10. Earnings Per Share
Basic loss per share is calculated by dividing the net loss attributable to controlling interests by the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of shares issuable under our equity-based compensation plan and Operating Partnership units. For the three months ended March 31, 2011, 1,052,176 stock options and 421,995 restricted shares have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.
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
The combined balance of our mortgage loans payable was $125.6 million and $125.6 million (excluding a $0.7 million fair value of acquired debt adjustment) as of March 31, 2011 and December 31, 2010, respectively, with a fair value of $124.6 million and $123.8 million, respectively, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.
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
Derivative financial instruments
Currently, the Company uses interest rate swaps to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of FASB ASC 820, credit valuation adjustments, which consider the impact of any credit risk to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Recurring Fair Value Measurements
	Quoted Prices in Active Markets for
	Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value
	As of March 31,	As of December 31,	As of March 31,	As of December 31,	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands)
Assets
Derivative Financial Instruments	$—	$—	$121	$148	$—	$—	$121	$148

Liabilities
Derivative Financial Instruments	$—	$—	$—	$—	$—	$—	$—	$—

12. Related Party Transactions
Prior to the closing of the IPO on September 28, 2010, CoreSite, LLC was engaged to act as the Company’s agent for the purpose of coordinating the activities of the property manager, for leasing and servicing the properties, and for overseeing property build-out activities. Subsequent to our Predecessor’s acquisition of CoreSite, LLC as part of the IPO on September 28, 2010, all related party revenue and expenses incurred in connection with CoreSite, LLC’s activities have been eliminated in consolidation. For the three months ended March 31, 2010, CoreSite, LLC earned management fees from the Predecessor of $1.1 million. For the three months ended March 31, 2010, CoreSite, LLC earned lease commissions from our Predecessor of $2.5 million. These commissions are included in deferred leasing costs. For the three months ended March 31, 2010, CoreSite, LLC earned construction management fees from our Predecessor of $0.5 million. The construction management fees are included in building improvements and construction in progress. For the three months ended March 31, 2010, CoreSite, LLC was reimbursed for payroll related expenses from our Predecessor of $0.4 million. At March 31, 2011 and December 31, 2010, no such fees were payable to CoreSite, LLC.
We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was less than $0.1 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.
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
The future minimum payments to be made under noncancelable leases, telecommunications capacity commitments and power usage commitments as of March 31, 2011 are as follows (in thousands):

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$12,513	$17,044	$17,457	$17,742	$17,620	$44,255	$126,631
Other(1)	2,209	2,181	278	151	104	189	5,112

Total	$14,722	$19,225	$17,735	$17,893	$17,724	$44,444	$131,743

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts and telecommunications leases.

Rent expense for the three months ended March 31, 2011 and 2010 was $4.5 million and $0.7 million, respectively.
Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At March 31, 2011, we had open commitments related to construction contracts of approximately $21.0 million.
As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. Mr. Brumer alleges that he was fraudulently induced to accept employment with CoreSite, LLC, and that his employment was terminated in retaliation for his assertions of illegal or improper acts by the Company or its affiliates. The Company has filed counterclaims against Mr. Brumer based on his intentional disruption of the Company’s initial public offering for personal advantage after his employment was terminated. The court previously dismissed one of Mr. Brumer’s claims as legally insufficient and, on April 27, 2011, confirmed the dismissal with prejudice of all his claims against the Company’s chief executive officer individually.
Because the case is still in the preliminary stages, the cost of the litigation and its ultimate resolution are not estimable at this time. The Company believes that it has valid defenses to Mr. Brumer’s remaining claims and that there is significant merit to its counterclaims against Mr. Brumer. The Company intends to vigorously defend the case and pursue its counterclaims against Mr. Brumer. Based on the claims and damages asserted and the probability of an unfavorable outcome, the Company believes that the litigation will not have a material adverse effect on its business, financial position or liquidity.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, (this “Quarterly Report”), together with other statements and information publicly disseminated by our company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.
In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii delays or disruptions in third-party network connectivity; (xiii) inability to renew net leases on the data center properties we lease and (xiv) other factors affecting the real estate industry generally.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2010. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Overview
Unless the context requires otherwise, references in this Quarterly Report to “we,” “our,” “us” and “our company” refer to CoreSite Realty Corporation, a Maryland corporation, together with its consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which CoreSite Realty Corporation is the sole general partner and which we refer to in this Quarterly Report as our “Operating Partnership”, and CoreSite Services, Inc., a Delaware corporation, our taxable REIT subsidiary, or TRS.
We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010, with perpetual existence. Through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago and New York City. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2010 upon filing our federal income tax return for such year.

On September 28, 2010, we completed our initial public offering (the “IPO”), which resulted in the sale of 19,435,000 shares of our common stock, including 2,535,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $16.00, generating gross proceeds to the Company of $311.0 million. The proceeds to the Company, net of underwriters’ discounts, commissions and other offering costs were $285.6 million. Upon completion of the IPO, our Operating Partnership used the proceeds to enter into various formation transactions and acquire 100% of the ownership interests in the entities that owned our Predecessor and the CoreSite Acquired Properties from certain real estate funds (the “Funds”) affiliated with The Carlyle Group (“Carlyle”).
Our Portfolio
As of March 31, 2011, our property portfolio included 11 operating data center facilities, one data center under construction and one development site, which collectively comprise over 2.0 million net rentable square feet (“NRSF”), of which approximately 1.1 million NRSF is existing data center space. These properties include 278,459 NRSF of space readily available for lease, of which 185,388 NRSF is available for lease as data center space. As of March 31, 2011, we had the ability to expand our operating data center square footage by 973,590 NRSF, or 86.2%, through the development or redevelopment of (1) 102,686 NRSF of data center space currently under construction, (2) 326,820 NRSF of office and industrial space currently available for redevelopment, (3) 148,234 NRSF of currently operating space targeted for future redevelopment, comprised of 45,283 NRSF of office space and 102,951 NRSF of data center space targeted for upgrade to more robust specifications, and (4) 395,850 NRSF of new data center space that can be developed on land that the Company currently owns at its Coronado-Stender properties. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and positions us to significantly increase our cash flows. We will pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.
The following table provides an overview of our data center leasing activity during the three months ended March 31, 2011:

NRSF
Total leases signed but not yet commenced as of January 1, 2011	39,266
Leases signed during the three months ended March 31, 2011	42,583
New leases signed during the three months ended March 31, 2011 which have commenced	(22,649)
Leases signed in previous periods which commenced during the three months ended March 31, 2011	(19,163)

Total leases signed but not yet commenced as of March 31, 2011	40,037

The following table provides an overview of our properties as of March 31, 2011:

			NRSF
			Operating(1)
					Office and Light-
			Data Center(2)		Industrial(3)		Total		Redevelopment and Development(4)
	Acquisition	Annualized		Percent		Percent		Percent	Under			Total
Market/Facilities	Date(5)	Rent ($000)(6)	Total	Leased(7)	Total	Leased(7)	Total(8)	Leased(7)	Construction(9)	Vacant	Total	Portfolio
Los Angeles
One Wilshire*	Aug. 2007	$20,109	156,521	64.2%	7,500	54.6%	164,021	63.8%	—	—	—	164,021
900 N. Alameda	Oct. 2006	12,884	281,078	90.8	8,360	14.9	289,438	88.6	—	144,721	144,721	434,159

Los Angeles Total		32,993	437,599	81.3	15,860	33.7	453,459	79.6	—	144,721	144,721	598,180
San Francisco Bay
55 S. Market	Feb. 2000	11,091	84,045	88.7	205,846	85.0	289,891	86.1	—	—	—	289,891
2901 Coronado	Feb. 2007	8,820	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
1656 McCarthy	Dec. 2006	7,083	76,676	82.7	—	—	76,676	82.7	—	—	—	76,676
Coronado-Stender Properties(10)	Feb. 2007	681	—	—	78,800	74.3	78,800	74.3	—	50,400	50,400	129,200
2972 Stender(11)	Feb. 2007	—	—	—	—	—	—	—	50,400	—	50,400	50,400

San Francisco Bay Total		27,675	210,721	89.2	284,646	82.1	495,367	85.1	50,400	50,400	100,800	596,167
Northern Virginia
12100 Sunrise Valley	Dec. 2007	11,421	116,498	96.8	60,539	66.2	177,037	86.3	52,286	33,446	85,732	262,769
1275 K Street*	June 2006	1,875	22,137	85.1	—	—	22,137	85.1	—	—	—	22,137

Northern Virginia Total		13,296	138,635	94.9	60,539	66.2	199,174	86.2	52,286	33,446	85,732	284,906
Chicago
427 S. LaSalle	Feb. 2007	6,631	129,790	78.3	45,283	100.0	175,073	83.9	—	5,309	5,309	180,382
Boston
70 Innerbelt	Apr. 2007	6,580	133,646	85.5	13,063	15.4	146,709	79.2	—	129,897	129,897	276,606
New York
32 Avenue of the Americas*	June 2007	4,291	48,404	76.1	—	—	48,404	76.1	—	—	—	48,404
Miami
2115 NW 22nd Street	June 2006	1,334	30,176	51.9	1,641	100.0	31,817	54.4	—	13,447	13,447	45,264

Total Facilities		$92,800	1,128,971	83.6%	421,032	77.9%	1,550,003	82.0%	102,686	377,220	479,906	2,029,909

*	Indicates properties in which we hold a leasehold interest.

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

(6)
Represents the monthly contractual rent under existing customer leases as of March 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to such lease. On a gross basis, our annualized rent was approximately $99,371,000 as of March 31, 2011, which reflects the addition of $6,571,000 in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(7)	Includes customer leases that have commenced as of March 31, 2011. The percent leased is determined based on leased square feet as a proportion of total operating NRSF.

(8)	Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.

(9)
Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable. The entire 102,686 NRSF under construction as of March 31, 2011 was data center space.

(10)
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

(11)
We are under construction on 50,400 NRSF of data center space at this property. We are also developing an incremental 50,600 NRSF of unconditioned core and shell space held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

The following table shows the March 31, 2011 operating statistics for space that was leased and available to be leased as of June 30, 2010 at each of our properties, and excludes space for which development or redevelopment was completed and became available to be leased after June 30, 2010. For comparison purposes, the operating activity totals at December 31, 2010 and June 30, 2010 for this space is provided at the bottom of this table.

			Operating NRSF
					Office and Light-
			Data Center		Industrial		Total
		Annualized		Percent		Percent		Percent
Market/Facilities	Acquisition Date	Rent ($000)	Total	Leased	Total	Leased	Total	Leased
Los Angeles
One Wilshire*	Aug. 2007	$20,109	156,521	64.2%	7,500	54.6%	164,021	63.8%
900 N. Alameda	Oct. 2006	12,689	264,952	95.3	8,360	14.9	273,312	92.9

Los Angeles Total		32,798	421,473	83.8	15,860	33.7	437,333	81.9
San Francisco Bay
55 S. Market	Feb. 2000	11,091	84,045	88.7	205,846	85.0	289,891	86.1
2901 Coronado	Feb. 2007	8,820	50,000	100.0	—	—	50,000	100.0
1656 McCarthy	Dec. 2006	7,083	71,847	88.2	—	—	71,847	88.2
Coronado-Stender Properties	Feb. 2007	681	—	—	78,800	74.3	78,800	74.3
2972 Stender	Feb. 2007	—	—	—	—	—	—	—

San Francisco Bay Total		27,675	205,892	91.3	284,646	82.1	490,538	85.9
Northern Virginia
12100 Sunrise Valley	Dec. 2007	11,265	116,498	96.6	38,350	90.5	154,848	95.1
1275 K Street*	June 2006	1,875	22,137	85.1	—	—	22,137	85.1

Northern Virginia Total		13,140	138,635	94.8	38,350	90.5	176,985	93.9
Chicago
427 S. LaSalle	Feb. 2007	6,631	129,790	78.3	45,283	100.0	175,073	83.9
Boston
70 Innerbelt	Apr. 2007	6,305	119,567	94.7	2,024	63.5	121,591	94.1
New York
32 Avenue of the Americas*	June 2007	4,291	48,404	76.1	—	—	48,404	76.1
Miami
2115 NW 22nd Street	June 2006	1,334	30,176	51.9	1,641	100.0	31,817	54.4

Total Facilities at March 31, 2011 (1)		$92,174	1,093,937	85.9%	387,804	83.0%	1,481,741	85.1%

Total Facilities at December 31, 2010		$89,225		83.1%		83.1%		83.1%

Total Facilities at June 30, 2010		$85,695		82.4%		78.2%		81.3%

*	Indicates properties in which we hold a leasehold interest.

(1) The percent leased for data center space, office and light industrial space, and space in total would have been 88.2%, 85.4%, and 87.5%, respectively, if all leases signed in current and prior periods had commenced.

The following table summarizes the redevelopment and development opportunities throughout our portfolio as of March 31, 2011:

	Redevelopment NRSF
	Currently Vacant				Currently Operating
	Under	Near-	Long-		Near-	Long-		Incremental
Facilities	Construction(1)	Term(2)	Term	Total	Term(2)	Term	Total	Entitled	Total
Los Angeles
One Wilshire*	—	—	—	—	—	—	—	—	—
900 N. Alameda(3)	—	25,000	119,721	144,721	—	102,951	102,951	—	247,672

Los Angeles Total	—	25,000	119,721	144,721	—	102,951	102,951	—	247,672
San Francisco Bay
55 S. Market	—	—	—	—	—	—	—	—	—
2901 Coronado	—	—	—	—	—	—	—	—	—
1656 McCarthy	—	—	—	—	—	—	—	—	—

San Francisco Bay Total	—	—	—	—	—	—	—	—	—
Northern Virginia
12100 Sunrise Valley(4)	52,286	33,446	—	85,732	—	—	—	—	85,732
1275 K Street*	—	—	—	—	—	—	—	—	—

Northern Virginia Total	52,286	33,446	—	85,732	—	—	—	—	85,732
Chicago
427 S. LaSalle(5)	—	—	5,309	5,309	22,000	23,283	45,283	—	50,592
Boston
70 Innerbelt(3)	—	17,500	112,397	129,897	—	—	—	—	129,897
New York
32 Avenue of the Americas*	—	—	—	—	—	—	—	—	—
Miami
2115 NW 22nd Street	—	—	13,447	13,447	—	—	—	—	13,447

Total Redevelopment	52,286	75,946	250,874	379,106	22,000	126,234	148,234	—	527,340

	Development NRSF
	Currently Vacant				Currently Operating
	Under	Near-	Long-		Near-	Long-		Incremental
Facilities	Construction(1)	Term(2)	Term	Total	Term(2)	Term	Total	Entitled	Total
San Francisco Bay
Coronado-Stender Properties(6)	—	—	50,400	50,400	—	78,800	78,800	216,050	345,250
2972 Stender(7)	50,400	—	—	50,400	—	—	—	50,600	101,000

Total Development	50,400	—	50,400	100,800	—	78,800	78,800	266,650	446,250

Total Facilities	102,686	75,946	301,274	479,906	22,000	205,034	227,034	266,650	973,590

*	Indicates properties in which we hold a leasehold interest.

(1)
Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.

(2)
Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after March 31, 2011 but prior to March 31, 2012.

(3)	The NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(4)
The remaining 85,732 NRSF of vacant space will be redeveloped into data center space in two phases. The first phase commenced in the fourth quarter of 2010 and is expected to cost approximately $30.5 million.

(5)	We plan to redevelop 22,000 NRSF on the fifth floor to data center space immediately following the expiration of an existing office lease for that space which expires April 30, 2011.

(6)
We are entitled to develop up to 345,250 NRSF of data center space at this property, or an incremental 216,050 NRSF, which is in addition to the leased and vacant NRSF existing at the property. This is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space under construction at 2972 Stender.

(7)
As of March 31, 2011, we were under construction on 50,400 NRSF of data center space. We are also developing an incremental 50,600 NRSF of unconditioned core and shell space that we intend to hold for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

Customer Diversification
As of March 31, 2011, our portfolio was leased to over 650 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of March 31, 2011:

							Weighted
							Average
				Percentage		Percentage	Remaining
		Number	Total	of Total	Annualized	of	Lease
		of	Leased	Operating	Rent	Annualized	Term in
	Customer	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Facebook, Inc.	3	74,112	4.8%	$11,554	12.5%	54
2	General Services Administration-IRS*(6)	1	132,370	8.5	3,427	3.7	14
3	Sprint Communications Corporation(7)	3	104,785	6.8	3,260	3.5	10
4	Nuance Communications(8)	1	20,251	1.3	2,540	2.7	87
5	Verizon Communications	7	73,962	4.8	2,454	2.6	47
6	Computer Sciences Corporation	1	35,812	2.3	2,162	2.3	83
7	Gov’t of District of Columbia	2	16,646	1.1	2,158	2.3	28
8	Tata Communications	2	52,973	3.4	2,149	2.3	11
9	Akamai Technologies(9)	4	19,052	1.2	2,111	2.3	11
10	NBC Universal	1	17,901	1.2	1,669	1.8	16

	Total/Weighted Average		547,864	35.4%	$33,484	36.0%	36

*	Denotes customer using space for general office purposes.

(1)
Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before March 31, 2011. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of March 31, 2011, consisted of 1,550,003 NRSF.

(3)
Represents the monthly contractual rent under existing customer leases as of March 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of March 31, 2011, which was approximately $92,800,000.

(5)	Weighted average based on percentage of total annualized rent expiring and is as of March 31, 2011.

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

(8)
In the first quarter of 2011, we signed an additional lease with the customer that commences in the second quarter of 2011. Upon stabilization of that lease, Nuance Communications will lease 25,404 NRSF at an annualized rent of $3,153,000.

(9)
In the third quarter of 2010, we signed two additional leases with the customer that commenced in the fourth quarter of 2010. Upon stabilization of those leases, Akamai will be our fifth largest customer in terms of annualized rent, with 28,336 NRSF leased and an annualized rent of $3,124,000.

Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of March 31, 2011:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
	of	of All	NRSF of	Operating	Rent	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available(5)	—	—%	278,459	18.0%	$—	—%
1,000 or less	922	85.8	156,531	10.1	25,323	27.3
1,001 – 2,000	69	6.4	98,915	6.4	11,777	12.7
2,001 – 5,000	49	4.6	137,967	8.9	11,970	12.9
5,001 – 10,000	15	1.4	106,429	6.9	9,460	10.2
10,001 – 25,000	11	1.0	197,259	12.7	12,372	13.3
Greater than 25,000	9	0.8	574,443	37.0	21,898	23.6

Portfolio Total	1,075	100.0%	1,550,003	100.0%	$92,800	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light-industrial leases.

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

(4)
Represents the monthly contractual rent under existing customer leases as of March 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Excludes approximately 379,106 vacant NRSF held for redevelopment or under construction at March 31, 2011.
Lease Expirations
The following table sets forth a summary schedule of the expirations for leases in place as of March 31, 2011, plus available space, for the remainder of 2011 and for each of the ten full calendar years beginning January 1, 2012 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of March 31, 2011(6)	—	278,459	18.0%	$—	—%	$—	$—	$—
Remainder of 2011(7)	421	298,228	19.2	20,809	22.4	69.78	21,032	70.52
2012(8)	273	388,839	25.1	26,411	28.5	67.92	27,145	69.81
2013	203	166,327	10.7	16,472	17.7	99.03	17,707	106.46
2014	79	53,777	3.5	5,853	6.3	108.84	6,758	125.67
2015	31	60,905	3.9	2,093	2.3	34.36	2,877	47.24
2016(9)	30	92,601	6.0	7,066	7.6	76.31	8,576	92.61
2017	20	43,978	2.8	7,030	7.6	159.85	8,817	200.49
2018	9	66,045	4.3	4,982	5.4	75.43	8,086	122.43
2019	1	71,062	4.6	1,234	1.3	17.37	1,445	20.33
2020	4	6,293	0.4	322	0.3	51.17	626	99.48
2021-Thereafter	4	23,489	1.5	528	0.6	22.48	665	28.31

Portfolio Total / Weighted Average	1,075	1,550,003	100.0%	$92,800	100.0%	$72.98	$103,734	$81.58

(1)
Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)
Represents the monthly contractual rent under existing customer leases as of March 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(3)	Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)
Represents the final monthly contractual rent under existing customer leases as of March 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)
Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric highlights the rent growth inherent in the existing base of lease agreements.

(6)	Excludes approximately 379,106 vacant NRSF held for redevelopment or under construction at March 31, 2011.

(7)
Includes a lease with Sprint at 900 N. Alameda for 102,951 NRSF scheduled to expire in the fourth quarter of 2011 and a lease with a professional services company at 427 S. LaSalle for 45,283 NRSF expiring in the second quarter of 2011. We anticipate redeveloping the subject spaces as data center space upon expiration of those leases.

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

Results of Operations
Prior to the formation transactions on September 28, 2010, we had no corporate activity other than issuance of shares of common stock in connection with the initial capitalization of our company. The results of operations for the three months ended March 31, 2010 reflect the financial condition and operating results of our accounting predecessor, or our Predecessor, which was comprised of the real estate activities and holdings of the Funds that contributed properties into our portfolio in connection with the formation transactions. The results of operations for the three months ended March 31, 2011 reflect the financial condition and results of operations of our Predecessor, together with the CoreSite Acquired Properties which we acquired upon completion of our initial public offering and the formation transactions on September 28, 2010, the date of acquisition. Our results of operations may not be indicative of our future results of operations.
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
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	The Company	The Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Operating revenue	$39,966	$9,030
Operating expense	$45,780	$9,427
Interest Expense	$(2,252)	$(509)
Net loss	$(7,916)	$(906)
Operating Revenue. Operating revenue for the three months ended March 31, 2011 was $40.0 million. This includes rental revenue of $25.2 million, power revenue of $9.8 million, tenant reimbursements of $1.7 million and other revenue of $3.3 million, primarily from interconnection services. This compares to revenue of $9.0 million for the three months ended March 31, 2010. The increase of $30.9 million was due primarily to the acquisition of the CoreSite Acquired Properties and the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010.
Operating Expenses. Operating expenses for the three months ended March 31, 2011 were $45.8 million compared to $9.4 million for the three months ended March 31, 2010. The increase of $36.4 million was primarily due to the acquisition of the CoreSite Acquired Properties, the internalization of the management function through the Predecessor’s acquisition of CoreSite, LLC, our management company, and the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2011 was $2.3 million compared to interest expense of $0.5 million for the three months ended March 31, 2010. The increase in interest expense was due to increased debt balances.
Net Loss. Net loss for the three months ended March 31, 2011 was $7.9 million compared to a net loss of $0.9 million for the three months ended March 31, 2010. The increase of $7.0 million was primarily due to the acquisition of the CoreSite Acquired Properties and the internalization of the management function through the Predecessor’s acquisition of CoreSite, LLC, our management company. These increased costs were partially offset by increased operating revenue from the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the acquisition of the CoreSite Acquired Properties.
Factors that May Influence our Results of Operations
A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K, filed with the SEC on March 11, 2011 pursuant to Section 15(d) of the Exchange Act, which is accessible on the SEC’s website at www.sec.gov.

Liquidity and Capital Resources
Discussion of Cash Flows
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net cash provided by operating activities was $13.2 million for the three months ended March 31, 2011, compared to $1.7 million for the prior period. The increased cash provided by operating activities of $11.4 million was primarily due to the increased number of operating properties acquired in connection with our IPO.
Net cash used in investing activities increased by $3.7 million to $20.2 million for the three months ended March 31, 2011, compared to $16.6 million for the three months ended March 31, 2010. This increase was primarily due to an increase in cash paid for capital expenditures related to redevelopment and development of data center space.
Net cash used in financing activities was $5.9 million for the three months ended March 31, 2011 compared to cash provided by financing activities of $21.9 million for the three months ended March 31, 2010. The increase in cash used in financing activities of $27.8 million was primarily due to a decrease in capital contributions received from the member of the Predecessor, a decrease in proceeds received from mortgages payable and the payment of dividends and distributions during the three months ended March 31, 2011.
Analysis of Liquidity and Capital Resources
As of March 31, 2011, we had $73.2 million of cash and equivalents, excluding $15.0 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.
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
Indebtedness
A summary of outstanding indebtedness as of March 31, 2011 and December 31, 2010 is as follows (in thousands):

		Maturity		March 31,		December 31,
	Interest Rate	Date		2011		2010
Senior secured credit facility	(1)	September 28, 2013		$—		$—

427 S. LaSalle -	LIBOR plus 0.60% (0.86% and 0.86% at	March 9, 2012		25,000		25,000
Senior mortgage loan	March 31, 2011 and December 31, 2010)
427 S. LaSalle -	LIBOR plus 2.95% (3.21% and 3.21% at	March 9, 2012		5,000		5,000
Subordinate mortgage loan	March 31, 2011 and December 31, 2010)

427 S. LaSalle -	LIBOR plus 4.83% (5.09% and 5.09% at	March 9, 2012		10,000	(2)	10,000
Mezzanine loan	March 31, 2011 and December 31, 2010)
55 S. Market	LIBOR plus 3.50% (3.76% and 3.76% at	October 9, 2012	(4)	60,000		60,000
	March 31, 2011 and December 31, 2010)(3)

12100 Sunrise Valley	LIBOR plus 2.75% (3.01% and 3.01% at	June 1, 2013		25,560		25,560
	March 31, 2011 and December 31, 2010)(3)

Total principal outstanding				125,560		125,560

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				—		(687)

Total indebtedness				$125,560		$124,873

(1)
The Company can elect to have borrowings under the credit facility bear interest at a rate per annum equal to (i) LIBOR plus 350 basis points to 400 basis points, or (ii) a base rate plus 250 basis points to 300 basis points, depending on our leverage.

(2)	On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property which was scheduled to mature on March 9, 2012.

(3)	In October 2010, we entered into an interest rate swap agreement and an interest rate cap agreement, each as a cash flow hedge for interest incurred by these LIBOR based loans.

(4)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

Senior Secured Credit Facility
In conjunction with our IPO and formation transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent. The revolving credit facility is unconditionally guaranteed on an unsecured basis by CoreSite Realty Corporation. CoreSite, L.P. acts as the parent borrower and its subsidiaries that own the real estate properties known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the facility, and such real estate properties provide security for the facility. Each of the parent borrower and the subsidiary borrowers are liable under the facility on a joint and several basis. The facility has an initial maturity date of September 28, 2013 with a one-time extension option, which if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the facility at initial maturity and certain other customary conditions. As of March 31, 2011, the Company has not drawn any funds under the facility.
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
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of March 31, 2011, $100.8 million was available for us to borrow under the facility. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
• a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 55%;
• a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 times;
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
427 S. LaSalle
As of March 31, 2011, the 427 S. LaSalle property had a senior mortgage loan, subordinate mortgage loan and mezzanine loan payable of $25.0 million, $5.0 million and $10.0 million, respectively, which mature on March 9, 2012. These loans are secured by deeds of trust on the property and require payments of interest only until maturity. The mortgage requires ongoing compliance by us with various nonfinancial covenants. As of March 31, 2011, the Company was in compliance with the covenants.
On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $10.0 million, paying $9.5 million in cash and recognizing a $0.5 million gain, net of fees on the transaction.
55 S. Market
As of March 31, 2011, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of March 31, 2011, the Company was in compliance with the covenants.

12100 Sunrise Valley
As of March 31, 2011, the 12100 Sunrise Valley property had a mortgage loan payable of $25.6 million. We may make additional draws of up to $6.4 million to fund specified construction under the loan agreement for a maximum total borrowing of $32.0 million. The mortgage loan payable is secured by 12100 Sunrise Valley and requires payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of March 31, 2011, the Company was in compliance with all covenants.
Debt Maturities
The following table summarizes our debt maturities as of March 31, 2011 (in thousands):

Year
2011	$132
2012	100,277	(1)
2013	25,151

Total	$125,560

(1)	On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property which was scheduled to mature on March 9, 2012.
Commitments and Contingencies
The following table summarizes our contractual obligations as of March 31, 2011, including the maturities and scheduled principal repayments of indebtedness (in thousands):

	Remainder of
	2011	2012		2013	2014	2015	Thereafter	Total
Operating leases	$12,513	$17,044		$17,457	$17,742	$17,620	$44,255	$126,631
Credit Facility	—	—		—	—	—	—	—
Mortgages payable	132	100,277	(1)	21,151	—	—	—	121,559
Construction Contracts	20,952	—		—	—	—	—	20,952
Other (2)	2,209	2,181		278	151	104	189	5,112

Total	$35,806	$119,502		$38,886	$17,893	$17,724	$44,444	$274,255

(1)	On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property which was scheduled to mature on March 9, 2012.

(2)	Obligations for tenant improvement work at 55 S. Market Street, power contracts and telecommunications leases.
Off-Balance Sheet Arrangements
As of March 31, 2011, our Company did not have any off-balance sheet arrangements.
Related Party Transactions
We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of Carlyle. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was less than $0.1 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.
Funds From Operations
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

We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income. The following table is a reconciliation of our net loss to FFO:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net loss	$(7,916)	$(906)
Real estate depreciation and amortization	19,237	3,133

FFO	$11,321	$2,227

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this prospectus.
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
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other. This ASU amends ASC Topic 350 and clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity is required to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test, whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The new guidance was effective January 1, 2011 for the Company. The adoption of this standard did not have an impact on our condensed consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The new guidance was effective January 1, 2011 for the Company. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Distribution Policy
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
As of March 31, 2011, we had $125.6 million of consolidated indebtedness that bore interest at variable rates. $40.0 million and $25.0 million of our consolidated indebtedness is hedged against LIBOR interest rate increases above 7.24% and 2.0%, respectively. In addition, we entered into a swap agreement that effectively fixed the interest rate on $60.0 million of consolidated indebtedness under our 55 S. Market mortgage at 4.01% through the maturity date of such indebtedness.
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
As of March 31, 2011, the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
As previously disclosed, we are involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of our affiliate CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. Mr. Brumer alleges that he was fraudulently induced to accept employment with CoreSite, LLC, and that his employment was terminated in retaliation for his assertions of illegal or improper acts by the Company or our affiliates. We have filed counterclaims against Mr. Brumer based on his intentional disruption of our initial public offering for personal advantage after his employment was terminated. The court previously dismissed one of Mr. Brumer’s claims as legally insufficient and, on April 27, 2011, confirmed the dismissal with prejudice of all his claims against our chief executive officer individually.
Because the case is still in the preliminary stages, the cost of the litigation and its ultimate resolution are not estimable at this time. We believe that we have valid defenses to Mr. Brumer’s remaining claims and that there is significant merit to our counterclaims against Mr. Brumer. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the claims and damages asserted and the probability of an unfavorable outcome, we believe that the litigation will not have a material adverse effect on our business, financial position or liquidity.

ITEM 1.A	RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 14 of our Annual Report on Form 10-K, filed with the SEC on March 11, 2011 pursuant to Section 15(d) of the Exchange Act, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 22, 2010, our registration statement on Form S-11 (File No. 333-166810), relating to our initial public offering, was declared effective by the SEC. We intend to use the remainder of the net proceeds from the offering to redevelop and develop additional data center space and for general corporate purposes. During the quarter ended March 31, 2011, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon on exception from registration requirements of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit
No.	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Amended and Restated Bylaws of CoreSite Realty.(1)
10.1	Limited Partnership Agreement of CoreSite, L.P.(3)
10.2	Form of 2010 Equity Incentive Plan.(1)*
10.3	Form of 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Plan Restricted Stock Agreement.(1)*
10.6	Form of 2010 Equity Incentive Plan Restricted Stock Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite Realty Corporation and Thomas M. Ray.(1)*
10.8	Employment Agreement between CoreSite Realty Corporation and Jeffrey S. Finnin.(4)*
10.9	Employment Agreement between CoreSite Realty Corporation and Derek McCandless.(5)*
10.10	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*

Exhibit
No.	Description
10.11	Registration Rights Agreement.(3)
10.12	Tax Protection Agreement.(3)
10.13	Contribution Agreement.(3)
10.14	Lease Agreement between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	Lease Agreement between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.16	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.17	Form of Restricted Stock Agreement.(1)*
10.18	Form of Restricted Unit Agreement.(1)*
10.19	Form of Management Rights Agreement.(1)*
10.20	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.21	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*
10.22
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

10.23	Form of Restricted Stock Agreement.(3)*
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or agreement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post-Effective Amendment to the company’s Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed February 11, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION
Date: May 5, 2011	By:	/s/ Thomas M. Ray
Thomas M. Ray
President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit
No.	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Limited Partnership Agreement of CoreSite, L.P.(3)
10.2	Form of 2010 Equity Incentive Plan.(1)*
10.3	Form of 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Plan Restricted Stock Agreement.(1)*
10.6	Form of 2010 Equity Incentive Plan Restricted Stock Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite Realty Corporation and Thomas M. Ray.(1)*
10.8	Employment Agreement between CoreSite Realty Corporation and Jeffrey S. Finnin.(4)*
10.9	Employment Agreement between CoreSite Realty Corporation and Derek McCandless.(5)*
10.10	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.11	Registration Rights Agreement.(3)
10.12	Tax Protection Agreement.(3)
10.13	Contribution Agreement.(3)
10.14	Lease Agreement between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	Lease Agreement between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.16	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.17	Form of Restricted Stock Agreement.(1)*
10.18	Form of Restricted Unit Agreement.(1)*
10.19	Form of Management Rights Agreement.(1)*
10.20	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.21	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*
10.22
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

10.23	Form of Restricted Stock Agreement.(3)*
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or agreement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post-Effective Amendment to the company’s Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed February 11, 2011. Incorporated by reference to our Annual Report on Form 8-K filed February 11, 2011.