Form 10-Q
period 2011-06-30
CoreSite Realty Corp
filed 2011-08-05
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding at August 4, 2011 was 19,853,474

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Investments in real estate:
Land	$84,738	$84,738
Building and building improvements	463,412	450,097
Leasehold improvements	77,452	75,800

	625,602	610,635
Less: Accumulated depreciation and amortization	(49,003)	(32,943)

Net investment in operating properties	576,599	577,692
Construction in progress	63,175	11,987

Net investments in real estate	639,774	589,679
Cash and cash equivalents	31,324	86,246
Restricted cash	16,120	14,968
Accounts and other receivables, net of allowance for doubtful accounts of $315 and $305 as of June 30, 2011 and December 31, 2010, respectively	6,394	5,332
Lease intangibles, net of accumulated amortization of $26,848 and $17,105 as of June 30, 2011 and December 31, 2010, respectively	50,973	71,704
Goodwill	41,191	41,191
Other assets	25,979	23,906

Total assets	$811,755	$833,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$110,560	$124,873
Accounts payable and accrued expenses	41,569	26,393
Deferred rent payable	2,998	2,277
Acquired below-market lease contracts, net of accumulated amortization of $7,151 and $4,989 as of June 30, 2011 and December 31, 2010, respectively	14,111	16,415
Prepaid rent and other liabilities	10,420	8,603

Total liabilities	179,658	178,561
Stockholders’ equity:
Common stock, par value $0.01, 100,000,000 shares authorized and 19,850,434 and 19,644,042 shares issued and outstanding at June 30, 2011 and December 31, 2010	194	194
Additional paid-in capital	240,822	239,453
Accumulated other comprehensive income (loss)	(53)	52
Accumulated deficit	(17,523)	(7,460)

Total stockholders’ equity	223,440	232,239
Noncontrolling interests	408,657	422,226

Total equity	632,097	654,465

Total liabilities and equity	$811,755	$833,026

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	The Company	The Predecessor	The Company	The Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Operating revenues:
Rental revenue	$26,707	$8,776	$51,917	$15,029
Power revenue	10,760	2,765	20,541	4,922
Tenant reimbursement	1,425	439	3,145	704
Other revenue	3,592	407	6,847	764

Total operating revenues	42,484	12,387	82,450	21,419
Operating expenses:
Property operating and maintenance	13,830	4,485	25,853	8,465
Real estate taxes and insurance	2,149	365	4,892	812
Management fees to related party	—	1,237	—	2,295
Depreciation and amortization	17,660	3,790	37,133	6,948
Sales and marketing	1,433	57	2,810	59
General and administrative	5,602	417	11,219	501
Transaction costs	683	—	683	—
Rent	4,600	692	9,147	1,389

Total operating expenses	45,957	11,043	91,737	20,469

Operating loss	(3,473)	1,344	(9,287)	950
Gain on early extinguishment of debt	949		949
Interest income	40	—	106	—
Interest expense	(1,269)	(399)	(3,521)	(911)

Loss before income taxes	(3,753)	945	(11,753)	39
Income taxes	165	—	249	—

Net income (loss)	$(3,588)	$945	$(11,504)	$39
Net loss attributable to noncontrolling interests	(2,058)	—	(6,602)	—

Net loss attributable to common shares	$(1,530)	$945	$(4,902)	$39

Basic and diluted loss per common share
Net loss per share attributable to common shares	$(0.08)	N/A	$(0.25)	N/A

Weighted average common shares outstanding	19,473,219	N/A	19,465,970	N/A

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited and in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Number	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2011	19,644,042	$194	$239,453	$(7,460)	$52	$232,239	$422,226	$654,465
Offering costs	—	—	(17)	—	—	(17)	—	(17)
Issuance of restricted stock awards, net of forfeitures	206,392	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	1,386	—	—	1,386	—	1,386
Dividends and distributions	—	—	—	(5,161)	—	(5,161)	(6,826)	(11,987)
Comprehensive income:
Net loss	—	—	—	(4,902)	—	(4,902)	(6,602)	(11,504)
Unrealized loss on derivative contracts	—	—	—	—	(105)	(105)	(141)	(246)

Comprehensive loss						(5,007)	(6,743)	(11,750)

Balance at June 30, 2011	19,850,434	$194	$240,822	$(17,523)	$(53)	$223,440	$408,657	$632,097

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	The Company	The Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,504)	$39
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,133	6,590
Amortization of above/below market leases	(764)	(167)
Amortization of deferred financing costs	826	233
Gain on early extinguishment of debt	(949)	—
Amortization of share-based compensation	1,386	—
Amortization of discount to fair market value of acquired loan	687	—
Bad debt expense	124	(125)
Changes in operating assets and liabilities:
Restricted cash	(547)	207
Accounts receivable	(1,187)	(135)
Due to and due from related parties	2	342
Deferred rent receivable	(2,268)	(1,429)
Deferred leasing costs	(3,040)	(4,244)
Other assets	779	(320)
Accounts payable and accrued expenses	10,038	150
Prepaid rent and other liabilities	1,818	61
Deferred rent payable	721	104

Net cash provided by operating activities	33,255	1,306

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(61,612)	(37,803)
Changes in reserves for capital improvements	(606)	278

Net cash used in investing activities	(62,218)	(37,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Offering costs	(17)	—
Proceeds from mortgages payable	—	9,667
Repayments of mortgage loans payable	(14,044)
Payments of loan fees and costs	(14)	(272)
Contributions	—	28,073
Dividends and distributions	(11,884)	(2,000)

Net cash provided by (used in) financing activities	(25,959)	35,468

Net change in cash and cash equivalents	(54,922)	(751)
Cash and cash equivalents, beginning of period	86,246	7,466

Cash and cash equivalents, end of period	$31,324	$6,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,109	$1,102
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$7,926	$2,674
Accrual of dividends and distributions	$5,996	$—
See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
1. Organization
CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and managing technology-related real estate.
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
Upon completion of the IPO, our Operating Partnership entered into various formation transactions and acquired 100% of the ownership interests in the entities that owned our Predecessor, as defined below, from certain real estate funds (the “Funds”) affiliated with The Carlyle Group. Our Predecessor includes the limited liability companies which were all wholly owned, directly or indirectly, by CRP Fund V Holdings, LLC. We have determined that CRP Fund V Holdings, LLC is the acquirer for accounting purposes and, therefore, interests contributed by CRP Fund V Holdings, LLC in the formation transactions (the Predecessor entities and properties) were recorded at historical cost.
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
Accordingly, the results of operations for the three and six months ended June 30, 2010 reflect the financial condition and operating results of our Predecessor only. The results of operations for the three and six months ended June 30, 2011 reflect the financial condition and results of operations of our Predecessor, together with the CoreSite Acquired Properties which we acquired upon completion of our initial public offering and the formation transactions on September 28, 2010, the date of acquisition. The accompanying condensed consolidated financial statements include the following entities and properties:

CoreSite Predecessor	Coresite Acquired Properties
CRP Fund V Holdings, LLC	One Wilshire
1656 McCarthy	900 N. Alameda
2901 Coronado	55 S. Market
Coronado-Stender Properties	427 S. LaSalle
70 Innerbelt	1275 K Street
32 Avenue of the Americas	2115 NW 22nd Street
12100 Sunrise Valley	CoreSite, LLC
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the expected results for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010. Intercompany balances and transactions have been eliminated.

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
Investments in Real Estate
Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.3 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.
Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset
Depreciation expense was $7.8 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively, and $16.4 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively.
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

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2011, we had approximately $41.2 million of goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three months and six months ended June 30, 2011 and 2010, no impairment was recognized.
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
When arrangements include both lease and nonlease elements, the revenues associated with separate elements are allocated based on their relative fair values. The revenue associated with each element is then recognized as earned. Interconnection, utility and power services are considered as separate earnings processes that are provided and completed on a month-to-month basis and revenue is recognized in the period in which the services are performed. Utility and power services are included in power revenue in the accompanying statements of operations. Interconnection services are included in other revenue in the accompanying statements of operations. Set-up charges and utility installation fees are initially deferred and recognized over the term of the arrangement as other revenue or the expected period of performance unless management determines a separate earnings process exists related to an installation charge.
Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period in which the expenses are incurred.

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended June 30, 2011 and 2010, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2011 and 2010, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.8 million and $0.5 million, respectively. Balances, net of accumulated amortization, at June 30, 2011 and December 31, 2010, are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Lease contracts above-market value	$8,668	$8,668
Accumulated amortization	(2,900)	(1,360)

Lease contracts above-market value, net	$5,768	$7,308

Lease contracts below-market value	$21,262	$21,404
Accumulated amortization	(7,151)	(4,989)

Lease contracts below-market value, net	$14,111	$16,415

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts totaled $0.3 million and $0.3 million, respectively. Additions (reductions) to the allowance for doubtful accounts were less than ($0.1) million and less than $(0.1) million for the three months ended June 30, 2011 and 2010, respectively, and $0.1 million and $(0.1) million for the six months ended June 30, 2011 and 2010, respectively. Write-offs charged against the allowance were $0.2 million and less than $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were less than $0.1 million and less than $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and less than $0.1 million and less than $0.1 million for the six months ended June 30, 2011 and 2010, respectively.
Asset Retirement Obligations
We record accruals for estimated retirement obligations. The asset retirement obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease under which the Company is the lessee. At June 30, 2011 and December 31, 2010, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $2.0 million and $2.1 million, respectively.
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
Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2011, the deferred income taxes were not material.
We currently have no liabilities for uncertain tax positions. The earliest tax year for which the Company is subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year for which our subsidiaries are subject to examination is 2007.
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
For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, total operating revenues recognized from one customer accounted for 11.7%, 21.6%, 11.9% and 16.2%, respectively. For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, total operating revenues recognized from another customer accounted for 3.1%, 10.9%, 3.4% and 12.4%, respectively. The Company obtains security deposits from most of its tenants.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Real Estate
The following is a summary of the properties owned and leased at June 30, 2011 (in thousands):

		Acquisition		Buildings and	Leasehold	Construction
Property Name	Location	Date	Land	Improvements	Improvements	in Progress	Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$21,653	$—	$100	$26,839
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	45,129	—	14	49,115
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	15,928	15,819	—	42,527	74,274
70 Innerbelt	Somerville, MA	4/11/2007	6,100	61,139	—	861	68,100
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	30,840	32	30,872
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	64,793	—	12,861	89,754
One Wilshire	Los Angeles, CA	9/28/2010	—	—	40,966	2,376	43,342
900 N. Alameda	Los Angeles, CA	9/28/2010	28,467	98,259	—	1,553	128,279
55 S. Market	San Jose, CA	9/28/2010	6,863	92,172	—	2,247	101,282
427 S. LaSalle	Chicago, IL	9/28/2010	5,493	55,029	—	547	61,069
1275 K Street	Washington, DC	9/28/2010	—	—	5,646	32	5,678
2115 NW 22nd Street	Miami, FL	9/28/2010	729	9,419	—	25	10,173

Total			$84,738	$463,412	$77,452	$63,175	$688,777

4. Other Assets
Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Deferred leasing costs	$9,836	$7,954
Deferred rent receivable	8,333	6,065
Deferred financing costs	2,606	3,426
Leasehold interests in corporate headquarters	2,772	2,959
Other	2,432	3,502

Total	$25,979	$23,906

5. Debt
A summary of outstanding indebtedness as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

		Maturity		June 30,	December 31,
	Interest Rate	Date		2011	2010
Senior secured credit facility	(1)	September 28, 2013		$—	$—
427 S. LaSalle — Senior mortgage loan	LIBOR plus 0.60% (0.79% and 0.86% at June 30, 2011 and December 31, 2010)	March 9, 2012		25,000	25,000
427 S. LaSalle — Subordinate mortgage loan	LIBOR plus 2.95% (3.21% at December 31, 2010)	N/A		—	5,000
427 S. LaSalle — Mezzanine loan	LIBOR plus 4.83% (5.09% at December 31, 2010)	N/A		—	10,000
55 S. Market	LIBOR plus 3.50% (3.69% and 3.76% at June 30, 2011 and December 31, 2010)(2)	October 9, 2012	(3)	60,000	60,000
12100 Sunrise Valley	LIBOR plus 2.75% (2.94% and 3.01% at June 30, 2011 and December 31, 2010)(2)	June 1, 2013		25,560	25,560

Total principal outstanding				110,560	125,560

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				—	(687)

Total indebtedness				$110,560	$124,873

(1)
At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis points.

(2)
In October 2010, we entered into an interest rate swap agreement with respect to 55 S. Market and an interest rate cap agreement, with respect to 12100 Sunrise Valley, each as a cash flow hedge for interest incurred by these LIBOR based loans.

(3)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.
Senior Secured Credit Facility
In conjunction with our IPO and formation transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent. The revolving credit facility is unconditionally guaranteed on an unsecured basis by CoreSite Realty Corporation. CoreSite, L.P. acts as the parent borrower and its subsidiaries that own the real estate properties known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the facility, and such real estate properties provide security for the facility. Each of the parent borrower and the subsidiary borrowers are liable under the facility on a joint and several basis. The facility has an initial maturity date of September 28, 2013 with a one-time extension option, which, if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the $110.0 million facility and certain other customary conditions. As of June 30, 2011, the Company has not drawn any funds under the facility.
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
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of June 30, 2011, $101.1 million was available for us to borrow under the facility. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
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

427 S. LaSalle
As of June 30, 2011, the 427 S. LaSalle property had a senior mortgage loan payable of $25.0 million which matures on March 9, 2012. This loan is secured by deeds of trust on the property and requires payments of interest only until maturity. The mortgage requires ongoing compliance by us with various nonfinancial covenants. As of June 30, 2011, the Company was in compliance with the covenants.
On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $10.0 million, paying $9.5 million in cash and recognizing a $0.5 million gain, net of fees on the transaction.
On June 3, 2011, the Company repaid the $5.0 million subordinate loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $5.0 million, paying $4.6 million in cash and recognizing a $0.4 million gain, net of fees on the transaction.
55 S. Market
As of June 30, 2011, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of June 30, 2011, the Company was in compliance with the covenants.
On October 7, 2010, the Company entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.
12100 Sunrise Valley
As of June 30, 2011, the 12100 Sunrise Valley property had a mortgage loan payable of $25.6 million. We may make additional draws of up to $6.4 million to fund specified construction under the loan agreement for a maximum total borrowing of $32.0 million. The mortgage loan payable is secured by the 12100 Sunrise Valley property and requires payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of June 30, 2011, the Company was in compliance with the covenants.
On October 8, 2010, the Company purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.
Debt Maturities
The following table summarizes our debt maturities as of June 30, 2011 (in thousands):

Year
Remainder of 2011	$132
2012	85,277
2013	25,151
Total	$110,560

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the period, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2011 and 2010, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2011, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.
As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:
Cash Flow Hedge Derivative Summary

	Number of
	Instruments	Notional
Derivative type
Interest rate swap	1	$60,000,000
Interest rate cap	1	25,000,000

Total	2	$85,000,000

Non-designated Hedges
Additionally, the Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but due to immateriality, are not designated for hedge accounting purposes. The Company’s derivatives detailed in the table below are not designated as hedging instruments for accounting purposes and do not have material economic value as of June 30, 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:
Non-Designated Derivative Summary

	Number of
	Instruments	Notional
Derivative type
Interest rate caps	3	$73,165,000

Total	3	$73,165,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2011 and December 31, 2010.

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	As of June 30,	As of December	As of June 30,	As of December 31,
	2011	31, 2010	2011	2010
	(In thousands)
Derivatives designated as hedging instruments
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$4	$31	$—	$—
Interest rate swaps	—	117	103	—

Total	$4	$148	$103	$—

Derivatives not designated as hedging instruments
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$—	$—	$—	$—

Total	$—	$—	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Income Statement Impact of Derivatives in Cash Flow Hedging Relationships
						Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Amount of Gain or (Loss) Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from		Recognized in Income on	Income on Derivative (Ineffective Portion
	OCI on Derivative (Effective Portion) for		Reclassified from Accumulated	Accumulated OCI into Income (Effective		Derivative (Ineffective Portion	and Amount Excluded from Effectiveness
	the Three Months Ended June 30,		OCI into Income (Effective	Portion) for the Three Months Ended June 30,		and Amount Excluded from	Testing) for the Three Months Ended June 30,
	2011	2010	Portion)	2011	2010	Effectiveness Testing)	2011	2010
Interest rate derivatives
Interest rate caps	$(14)	$—	Interest income / (expense)	$—	$—	Other income / (expense)	$—	$—
Interest rate swap	(250)	—	Interest income / (expense)	(45)	—	Other income / (expense)	—	—

Total	$(264)	$—		$(45)	$—		$—	$—

						Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Amount of Gain or (Loss) Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from		Recognized in Income on	Income on Derivative (Ineffective Portion
	OCI on Derivative (Effective Portion) for		Reclassified from Accumulated	Accumulated OCI into Income (Effective		Derivative (Ineffective Portion	and Amount Excluded from Effectiveness
	the Six Months Ended June 30,		OCI into Income (Effective	Portion) for the Six Months Ended June 30,		and Amount Excluded from	Testing) for the Six Months Ended June 30,
	2011	2010	Portion)	2011	2010	Effectiveness Testing)	2011	2010
Interest rate derivatives
Interest rate caps	$(26)	$—	Interest income / (expense)	$—	$—	Other income / (expense)	$—	$—
Interest rate swap	(302)	—	Interest income / (expense)	(82)	—	Other income / (expense)	—	—

Total	$(328)	$—		$(82)	$—		$—	$—

Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision under which if the Company defaults on any of its indebtedness, including default when repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Such a default may require the Company to settle any outstanding derivatives at their then current fair value. As of June 30, 2011, the derivative instruments with fair values in a net liability position were not material and the Company has not posted any cash collateral related to these agreements.
7. Noncontrolling Interests — Operating Partnership
Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Commencing on the first anniversary of the IPO, the current holders of Operating Partnership units will be eligible to have the OP units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Operating Partnership units. Based on the results of this analysis, we concluded that the Operating Partnership units met the criteria to be classified within equity at June 30, 2011.

The following table shows the ownership interest in the Operating Partnership as of June 30, 2011:

	June 30, 2011
	Number of Units	Percentage of Total
The Company	19,473,533	42.6%
Noncontrolling interests consist of:
Common units held by third parties	26,165,000	57.3%
Incentive units held by employees	61,065	0.1%

Total	45,699,598	100.0%

For each share of common stock issued, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. During the six months ended June 30, 2011, the Company issued 14,928 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Operating Partnership units were issued. The redemption value of the noncontrolling interests at June 30, 2011 was $430.1 million based on the closing price of the Company’s stock of $16.40 on that date.
8. Stockholders’ Equity
During the six months ended June 30, 2011, we issued 251,658 shares of restricted stock and options to purchase 514,909 shares of common stock to certain employees in connection with our 2010 equity incentive plan.
For their services as members of the Board of Directors, the independent directors not affiliated with the Carlyle Group were each issued 2,438 restricted stock units during the six months ended June 30, 2011.
On March 15, 2011 we declared a regular cash dividend for the first quarter of 2011 of $0.13 per common share payable to stockholders of record as of March 31, 2011. In addition, holders of Operating Partnership units also received a distribution of $0.13 per unit. The dividend and distribution were paid on April 15, 2011.
On June 17, 2011, we declared a regular cash dividend for the second quarter of 2011 of $0.13 per common share payable on July 15, 2011 to stockholders of record as of June 30, 2011. In addition, holders of Operating Partnership units also received a distribution of $0.13 per unit. We recorded a payable as of June 30, 2011 of $6.0 million for this dividend and distribution.
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
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2011, options to purchase 514,909 shares of common stock were granted. The fair values are being expensed on a straight-line basis over the vesting periods.

The following table sets forth the 2010 Plan’s stock option activity for the six months ended June 30, 2011:

	Number of	Weighted
	Shares Subject to	Average Exercise
	Option	Price
Options outstanding, December 31, 2010	587,555	$16.00
Granted	514,909	15.22
Forfeited	(107,644)	15.82
Exercised	—	—

Options outstanding, June 30, 2011	994,820	$15.62

The following table sets forth the number of shares subject to option that are unvested as of June 30, 2011 and the fair value of these options at the grant date:

		Weighted
	Number of	Average Fair
	Shares Subject to	Value at Grant
	Option	Date
Unvested balance, December 31, 2010	587,555	$4.95
Granted	514,909	4.87
Forfeited	(107,644)	4.94
Vested	(8,074)	4.47

Unvested balance, June 30, 2011	986,746	$4.91

As of June 30, 2011, total unearned compensation on options was approximately $3.7 million, and the weighted average vesting period was 3.5 years.
Restricted Awards
During the six months ended June 30, 2011, the Company issued 251,658 shares of restricted stock. Additionally, the Company issued 9,752 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not shares of CoreSite Realty Corporation common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

		Weighted
		Average Fair
	Restricted	Value at Grant
	Awards	Date
Unvested balance, December 31, 2010	195,437	$15.98
Granted	261,410	15.12
Forfeited	(45,266)	15.82
Vested	(14,928)	16.10

Unvested balance, June 30, 2011	396,653	$15.43

As of June 30, 2011, total unearned compensation on restricted awards was approximately $4.8 million, and the weighted average vesting period was 3.1 years.
Operating Partnership Units
In connection with the Company’s IPO, we issued 25,883 Operating Partnership units, which were fair valued at $15.98 per unit or $0.4 million in total. The Operating Partnership units will be amortized on a straight-line basis to expense over the vesting period. As of June 30, 2011, total unearned compensation on Operating Partnership units was approximately $0.3 million, and the weighted average vesting period was 2.3 years.

10. Earnings Per Share
Basic loss per share is calculated by dividing the net loss attributable to controlling interests by the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of shares issuable under our equity-based compensation plan and Operating Partnership units. For the three and six months ended June 30, 2011, 994,820 options to purchase common stock and 396,653 restricted shares have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.
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
The combined balance of our mortgage loans payable was $110.6 million and $125.6 million (excluding a $0.7 million fair value of acquired debt adjustment as of December 31, 2010) as of June 30, 2011 and December 31, 2010, respectively, with a fair value of $109.7 million and $123.8 million, respectively, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.
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
Derivative financial instruments
Currently, the Company uses interest rate derivative instruments to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of FASB ASC 820, credit valuation adjustments, which consider the impact of any credit risk to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Recurring Fair Value Measurements
	Quoted Prices in Active Markets for
	Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value
	As of June 30,	As of December 31,	As of June 30,	As of December 31,	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands)
Assets
Derivative Financial Instruments	$—	$—	$4	$148	$—	$—	$4	$148

Liabilities
Derivative Financial Instruments	$—	$—	$103	$—	$—	$—	$103	$—

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
For the three months and six months ended June 30, 2010, CoreSite, LLC earned management fees from the Predecessor of $1.2 million and $2.3 million respectively. For the three months and six months ended June 30, 2010, CoreSite, LLC earned lease commissions from our Predecessor of $0.1 million and $2.6 million, respectively. These commissions are included in deferred leasing costs. For the three and six months ended June 30, 2010, CoreSite, LLC earned construction management fees from our Predecessor of $0.5 million and $1.0 million, respectively. The construction management fees are included in building improvements and construction in progress. For the three and six months ended June 30, 2010, CoreSite, LLC was reimbursed for payroll related expenses from our Predecessor of $0.4 million and $0.8 million, respectively. At June 30, 2011 and December 31, 2010, no such fees were payable to CoreSite, LLC.
We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was less than $0.1 million and less than $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and less than $0.1 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.
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
The future minimum payments to be made under noncancelable leases, telecommunications capacity commitments and power usage commitments as of June 30, 2011 are as follows (in thousands):

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$8,400	$17,044	$17,457	$17,742	$17,620	$44,255	$122,518
Other(1)	2,617	4,174	615	204	157	1,035	8,802

Total	$11,017	$21,218	$18,072	$17,946	$17,777	$45,290	$131,320

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts and telecommunications leases.

Rent expense for the three months ended June 30, 2011 and 2010 was $4.6 million and $0.7 million, respectively, and for the six months ended June 30, 2011 and 2010 rent expense was $9.2 million and $1.4 million, respectively.
Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At June 30, 2011, we had open commitments related to construction contracts of approximately $33.2 million.
As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer against the Company in his complaint and by the Company against him in its counterclaims have also been previously reported. The Court recently granted Mr. Brumer leave to amend his complaint to add a claim for defamation against the Company relating to its disclosure of the allegations it made against him in its counterclaims. The Court also ruled that all filings in the case be filed under seal. The Company continues to believe that this litigation will not have a material adverse effect on its business, financial position or liquidity.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
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
Overview
Unless the context requires otherwise, references in this Quarterly Report to “we,” “our,” “us” and “our company” refer to CoreSite Realty Corporation, a Maryland corporation, together with its consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which CoreSite Realty Corporation is the sole general partner and which we refer to in this Quarterly Report as our “Operating Partnership” and CoreSite Services, Inc., a Delaware corporation, our taxable REIT subsidiary, or “TRS”.
We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010, with perpetual existence. Through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago and New York City. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2010, upon filing our federal income tax return for such year.

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
Our Portfolio
As of June 30, 2011, our property portfolio included 11 operating data center facilities, one data center under construction and one development site, which collectively comprise over 2.0 million net rentable square feet (“NRSF”), of which approximately 1.1 million NRSF is existing data center space. These properties include 262,070 NRSF of space readily available for lease, of which 175,548 NRSF is available for lease as data center space. As of June 30, 2011, we had the ability to expand our operating data center square footage by 996,058 NRSF, or 90.4%, through the development or redevelopment of (1) 192,738 NRSF of data center space currently under construction, (2) 304,519 NRSF of vacant space currently available for redevelopment, (3) 102,951 NRSF of currently operating space targeted for upgrade to more robust specifications through future redevelopment, and (4) 395,850 NRSF of new data center space that can be developed on land that the Company currently owns at its Coronado-Stender Business Park. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We will pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.
The following table provides an overview of our new and expansion data center leasing activity during the six months ended June 30, 2011:

	Three Months Ended:
	June 30,	March 31,
	2011	2011
New and expansion leases signed but not yet commenced at beginning of period(1)	32,626	32,786
New and expansion leases signed during the period	31,464	41,652
New and expansion leases signed during the period which have commenced	(9,436)	(22,649)
New and expansion leases signed in previous periods which commenced during period	(13,964)	(19,163)

Total leases signed but not yet commenced at end of period	40,690	32,626

(1)
The previously reported rollforward at January 1, 2011 of 39,266 NRSF has been adjusted to remove 2,570 NRSF of non-technical space and 3,910 NRSF from a lease that was treated as a renewal rather than a previously reported expansion as the customer moved between Company facilities.

The following table provides an overview of our properties as of June 30, 2011:

			NRSF
			Operating(1)
					Office and Light-				Redevelopment and
			Data Center(2)		Industrial(3)		Total		Development(4)
	Acquisition	Annualized		Percent		Percent		Percent	Under			Total
Market/Facilities	Date(5)	Rent ($000)(6)	Total	Leased(7)	Total	Leased(7)	Total(8)	Leased(7)	Construction(9)	Vacant	Total	Portfolio
Los Angeles
One Wilshire*	Aug. 2007	$20,957	157,590	65.5%	7,500	57.5%	165,090	65.1%	—	—	—	165,090
900 N. Alameda	Oct. 2006	12,787	246,817	89.7	8,360	14.9	255,177	87.3	25,000	153,982	178,982	434,159

Los Angeles Total		33,744	404,407	80.3	15,860	35.1	420,267	78.6	25,000	153,982	178,982	599,249
San Francisco Bay
55 S. Market	Feb. 2000	11,329	84,045	91.4	205,846	86.1	289,891	87.7	—	—	—	289,891
2901 Coronado	Feb. 2007	9,085	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
1656 McCarthy	Dec. 2006	7,550	76,676	87.8	—	—	76,676	87.8	—	—	—	76,676
Coronado-Stender Properties(10)	Feb. 2007	681	—	—	78,800	74.3	78,800	74.3	—	50,400	50,400	129,200
2972 Stender(11)	Feb. 2007	—	—	—	—	—	—	—	50,400	—	50,400	50,400

San Francisco Bay Total		28,645	210,721	92.1	284,646	82.9	495,367	86.8	50,400	50,400	100,800	596,167
North Virginia
12100 Sunrise Valley	Dec. 2007	12,245	123,764	95.7	60,539	70.4	184,303	87.4	78,466	—	78,466	262,769
1275 K Street*	June 2006	1,517	22,137	65.0	—	—	22,137	65.0	—	—	—	22,137

Northern Virginia Total		13,762	145,901	91.1	60,539	70.4	206,440	85.0	78,466	—	78,466	284,906
Boston
70 Innerbelt	Apr. 2007	7,030	133,646	88.5	13,063	26.8	146,709	83.0	15,149	111,313	126,462	273,171
Chicago
427 S. LaSalle	Feb. 2007	5,961	128,888	80.1	2,601	100.0	131,489	80.5	26,068	25,778	51,846	183,335
New York
32 Avenue of the Americas*	June 2007	4,685	48,404	78.8	—	—	48,404	78.8	—	—	—	48,404
Miami
2115 NW 22nd Street	June 2006	1,269	30,176	50.4	1,641	100.0	31,817	53.0	—	13,447	13,447	45,264

Total Facilities		$95,096	1,102,143	84.1%	378,350	77.1%	1,480,493	82.3%	195,083	349,919	550,002	2,030,495

*	Indicates properties in which we hold a leasehold interest.

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

(6)
Represents the monthly contractual rent under existing customer leases as of June 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to such lease. On a gross basis, our annualized rent was approximately $101,513,000 as of June 30, 2011, which reflects the addition of $6,417,000 in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(7)
Includes customer leases that have commenced as of June 30, 2011. The percent leased is determined based on leased square feet as a proportion of total operating NRSF. The percent leased for data center space, office and light industrial space, and space in total would have been 87.1%, 79.8%, and 85.2%, respectively, if all leases signed in current and prior periods had commenced.

(8)	Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.

(9)
Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable. Of the 195,083 NRSF under construction as of June 30, 2011, 192,738 NRSF was data center space and 2,345 NRSF was ancillary data center support space.

(10)
The Coronado-Stender Business Park became entitled for our proposed data center development upon receipt of the mitigated negative declaration from the city of Santa Clara in the first quarter of 2011. We have the ability to develop 345,250 NRSF of data center space at this property, which is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space under construction at 2972 Stender.

(11)
We are under construction on 50,400 NRSF of data center space at this property. We are also developing an incremental 50,600 NRSF of unconditioned core and shell space held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

The following table shows the June 30, 2011 operating statistics for space that was leased and available to be leased as of June 30, 2010 at each of our properties, and excludes space for which development or redevelopment was completed and became available to be leased after June 30, 2010. For comparison purposes, the operating activity totals at quarterly intervals over the prior year for this space are provided at the bottom of this table.

			Operating NRSF
					Office and Light-
			Data Center		Industrial		Total
		Annualized		Percent		Percent		Percent
Market/Facilities	Acquisition Date	Rent ($000)	Total	Leased	Total	Leased	Total	Leased
Los Angeles
One Wilshire*	Aug. 2007	$20,957	157,590	65.5%	7,500	57.5%	165,090	65.1%
900 N. Alameda	Oct. 2006	12,503	230,691	94.4	8,360	14.9	239,051	91.7

Los Angeles Total		33,460	388,281	82.7	15,860	35.1	404,141	80.8
San Francisco Bay
55 S. Market	Feb. 2000	11,329	84,045	91.4	205,846	86.1	289,891	87.7
2901 Coronado	Feb. 2007	9,085	50,000	100.0	—	—	50,000	100.0
1656 McCarthy	Dec. 2006	7,550	71,847	93.7	—	—	71,847	93.7
Coronado-Stender Properties	Feb. 2007	681	—	—	78,800	74.3	78,800	74.3
2972 Stender	Feb. 2007	—	—	—	—	—	—	—

San Francisco Bay Total		28,645	205,892	94.3	284,646	82.9	490,538	87.7
Northern Virginia
12100 Sunrise Valley	Dec. 2007	11,897	116,498	97.3	38,350	92.2	154,848	96.0
1275 K Street*	June 2006	1,517	22,137	65.0	—	—	22,137	65.0

Northern Virginia Total		13,414	138,635	92.1	38,350	92.2	176,985	92.1
Boston
70 Innerbelt	Apr. 2007	6,567	119,567	96.6	2,024	100.0	121,591	96.6
Chicago
427 S. LaSalle	Feb. 2007	5,916	128,888	80.1	—	—	128,888	80.1
New York
32 Avenue of the Americas*	June 2007	4,685	48,404	78.8	—	—	48,404	78.8
Miami
2115 NW 22nd Street	June 2006	1,269	30,176	50.4	1,641	100.0	31,817	53.0

Total Facilities at June 30, 2011(1)		$93,956	1,059,843	86.3%	342,521	81.9%	1,402,364	85.2%

Total Facilities at March 31, 2011		$92,174		85.9%		83.0%		85.1%

Total Facilities at December 31, 2010		$89,225		83.1%		83.1%		83.1%

Total Facilities at September 30, 2010		$86,939		81.9%		81.9%		81.9%

Total Facilities at June 30, 2010		$85,695		82.4%		78.2%		81.3%

*	Indicates properties in which we hold a leasehold interest.

(1)
The percent leased for data center space, office and light industrial space, and space in total would have been 87.9%, 84.6%, and 87.1%, respectively, if all leases signed in current and prior periods had commenced.

The following table summarizes the redevelopment and development opportunities throughout our portfolio as of June 30, 2011:

	Redevelopment NRSF
	Currently Vacant				Currently Operating
	Under	Near-	Long-		Near-	Long-		Incremental
Facilities	Construction(1)	Term(2)	Term	Total	Term(2)	Term	Total	Entitled	Total
Los Angeles
One Wilshire*	—	—	—	—	—	—	—	—	—
900 N. Alameda(3)	25,000	—	153,982	178,982	—	102,951	102,951	—	281,933

Los Angeles Total	25,000	—	153,982	178,982	—	102,951	102,951	—	281,933
San Francisco Bay
55 S. Market	—	—	—	—	—	—	—	—	—
2901 Coronado	—	—	—	—	—	—	—	—	—
1656 McCarthy	—	—	—	—	—	—	—	—	—

San Francisco Bay Total	—	—	—	—	—	—	—	—	—
Northern Virginia
12100 Sunrise Valley(4)	78,466	—	—	78,466	—	—	—	—	78,466
1275 K Street*	—	—	—	—	—	—	—	—	—

Northern Virginia Total	78,466	—	—	78,466	—	—	—	—	78,466
Boston
70 Innerbelt(3)	15,149	15,000	96,313	126,462	—	—	—	—	126,462
Chicago
427 S. LaSalle	26,068	—	25,778	51,846	—	—	—	—	51,846
New York
32 Avenue of the Americas*	—	—	—	—	—	—	—	—	—
Miami
2115 NW 22nd Street	—	—	13,447	13,447	—	—	—	—	13,447

Total Redevelopment	144,683	15,000	289,519	449,202	—	102,951	102,951	—	552,153

	Development NRSF
	Currently Vacant				Currently Operating
	Under	Near-	Long-		Near-	Long-		Incremental
Facilities	Construction(1)	Term(2)	Term	Total	Term(2)	Term	Total	Entitled	Total
San Francisco Bay
Coronado-Stender Properties(5)	—	—	50,400	50,400	—	78,800	78,800	216,050	345,250
2972 Stender(6)	50,400	—	—	50,400	—	—	—	50,600	101,000

Total Development	50,400	—	50,400	100,800	—	78,800	78,800	266,650	446,250

Total Facilities	195,083	15,000	339,919	550,002	—	181,751	181,751	266,650	998,403

*	Indicates properties in which we hold a leasehold interest.

(1)
Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.

(2)
Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after June 30, 2011 but prior to June 30, 2012.

(3)	The NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(4)	The remaining 78,446 NRSF of vacant space is being redeveloped into data center space in two phases and will deliver across the third and fourth quarters of 2011.

(5)
We are entitled to develop up to 345,250 NRSF of data center space at this property, or an incremental 216,050 NRSF, which is in addition to the leased and vacant NRSF existing at the property. This is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space under construction at 2972 Stender.

(6)
As of June 30, 2011, we were under construction on 50,400 NRSF of data center space. We are also developing an incremental 50,600 NRSF of unconditioned core and shell space that we intend to hold for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

Customer Diversification
As of June 30, 2011, our portfolio was leased to over 700 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of June 30, 2011:

							Weighted
							Average
				Percentage		Percentage	Remaining
		Number	Total	of Total	Annualized	of	Lease
		of	Leased	Operating	Rent	Annualized	Term in
	Customer	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Facebook, Inc.	3	74,091	5.0%	$11,902	12.5%	51
2	General Services Administration-IRS*(6)	1	132,370	8.9	3,427	3.6	11
3	Sprint Communications Corporation(7)	4	104,785	7.1	3,267	3.4	7
4	Nuance Communications(8)	1	22,765	1.5	2,847	3.0	84
5	Computer Sciences Corporation(9)	1	35,812	2.4	2,592	2.7	80
6	Verizon Communications	7	73,962	5.0	2,456	2.6	44
7	Akamai Technologies(10)	4	20,802	1.4	2,292	2.4	10
8	Gov’t of District of Columbia	2	16,646	1.1	2,158	2.3	25
9	Tata Communications	2	18,476	1.2	1,823	1.9	98
10	NBC Universal	1	17,901	1.2	1,669	1.8	13

	Total/Weighted Average		517,610	34.8%	$34,433	36.2%	42

*	Denotes customer using space for general office purposes.

(1)
Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before June 30, 2011. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of June 30, 2011, consisted of 1,480,493 NRSF.

(3)
Represents the monthly contractual rent under existing customer leases as of June 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of June 30, 2011, which was approximately $95,096,000.

(5)	Weighted average based on percentage of total annualized rent expiring and is as of June 30, 2011.

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

(8)
In the first quarter of 2011, we signed an additional lease with the customer that commenced in the second quarter of 2011. Upon stabilization of that lease, Nuance Communications will lease 25,342 NRSF and have an annualized rent of $3,153,000.

(9)
In the second quarter of 2011, we signed one additional lease with the customer that commences in the third quarter of 2011. Upon stabilization of that lease, Computer Sciences Corporation will be our third largest customer in terms of annualized rent, with 44,236 NRSF leased and an annualized rent of $3,591,000.

(10)
In the third quarter of 2010, we signed two additional leases with the customer that commenced in the fourth quarter of 2010. We also signed an addditional lease in the second quarter of 2011 that will commence in the third quarter of 2011. Upon stabilization of those leases, Akamai will be our second largest customer in terms of annualized rent, with 33,506 NRSF leased and an annualized rent of $3,836,000.

Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of June 30, 2011:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
Square Feet Under	of	of All	NRSF of	Operating	Rent	Annualized
Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available(5)	—	—%	262,070	17.7%	$—	—
1,000 or less	930	85.6	159,891	10.8	26,154	27.5
1,001 - 2,000	68	6.3	96,982	6.6	11,427	12.0
2,001 - 5,000	53	4.9	152,075	10.3	13,109	13.8
5,001 - 10,000	16	1.5	114,985	7.8	10,285	10.8
10,001 - 25,000	12	1.1	216,155	14.5	14,581	15.3
Greater than 25,000	7	0.6	478,335	32.3	19,540	20.6

Portfolio Total	1,086	100.0%	1,480,493	100.0%	$95,096	100.0

(1)	Represents all leases in our portfolio, including data center and office and light-industrial leases.

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

(4)
Represents the monthly contractual rent under existing customer leases as of June 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Excludes approximately 449,202 vacant NRSF held for redevelopment or under construction at June 30, 2011.
Lease Expirations
The following table sets forth a summary schedule of the expirations for leases in place as of June 30, 2011, plus available space, for the remainder of 2011 and for each of the ten full calendar years beginning January 1, 2012 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of June 30, 2011(6)	—	262,070	17.7%	$—	—%	$—	$—	$—
Remainder of 2011(7)	316	212,265	14.4	15,920	16.7	75.00	16,065	75.68
2012(8)	306	343,493	23.2	24,545	25.8	71.46	25,062	72.96
2013	215	178,054	12.0	17,999	18.9	101.09	19,084	107.18
2014	123	80,150	5.4	9,293	9.8	115.95	10,529	131.37
2015	36	67,003	4.5	2,736	2.9	40.83	3,598	53.70
2016(9)	48	102,285	6.9	8,039	8.5	78.59	9,704	94.87
2017	20	43,970	3.0	7,374	7.7	167.71	8,817	200.52
2018	10	68,899	4.7	5,721	6.0	83.03	8,457	122.74
2019	1	71,062	4.8	1,233	1.3	17.35	1,445	20.33
2020	4	6,293	0.4	354	0.4	56.25	626	99.48
2021-Thereafter	7	44,949	3.0	1,882	2.0	41.87	3,099	68.94

Portfolio Total / Weighted Average	1,086	1,480,493	100.0%	$95,096	100.0%	$78.05	$106,486	$87.40

(1)
Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)
Represents the monthly contractual rent under existing customer leases as of June 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(3)	Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)
Represents the final monthly contractual rent under existing customer leases as of June 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)
Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(6)	Excludes approximately 449,202 vacant NRSF held for redevelopment or under construction at June 30, 2011.

(7)
Includes a lease with Sprint at 900 N. Alameda for 102,951 NRSF scheduled to expire in the fourth quarter of 2011. We anticipate redeveloping the subject space as data center space upon expiration of that lease.

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

Results of Operations
Prior to the formation transactions on September 28, 2010, we had no corporate activity other than issuance of shares of common stock in connection with the initial capitalization of our company. The results of operations for the three and six months ended June 30, 2010 reflect the financial condition and operating results of our accounting predecessor (our “Predecessor”), which was comprised of the real estate activities and holdings of the Funds that contributed properties into our portfolio in connection with the formation transactions. The results of operations for the three and six months ended June 30, 2011 reflect the financial condition and results of operations of our Predecessor, together with the CoreSite Acquired Properties, which we acquired upon completion of our initial public offering, and the formation transactions on September 28, 2010, the date of acquisition. Our results of operations may not be indicative of our future results of operations.
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
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,
	The Company	The Predecessor
	2011	2010
Operating revenue	$42,484	$12,387
Operating expense	$45,957	$11,043
Interest expense	$(1,269)	$(399)
Net income (loss)	$(3,588)	$945
Operating Revenue. Operating revenue for the three months ended June 30, 2011 was $42.5 million. This includes rental revenue of $26.7 million, power revenue of $10.8 million, tenant reimbursements of $1.4 million and other revenue of $3.6 million, primarily from interconnection services. This compares to revenue of $12.4 million for the three months ended June 30, 2010. The increase of $30.1 million was due primarily to the acquisition of the CoreSite Acquired Properties.
Operating Expenses. Operating expenses for the three months ended June 30, 2011 were $46.0 million compared to $11.0 million for the three months ended June 30, 2010. The increase of $34.9 million was primarily due to the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2011 was $1.3 million compared to interest expense of $0.4 million for the three months ended June 30, 2010. The increase in interest expense was due to increased debt balances from the acquisition of the CoreSite Acquired Properties.
Net Income (Loss). Net loss for the three months ended June 30, 2011 was $3.6 million compared to net income of $0.9 million for the three months ended June 30, 2010. The decrease of $4.5 million was primarily due to the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company, transaction related costs for an acquisition that was not consummated, and increased interest expense. These increased costs were partially offset by increased operating revenue from the acquisition of the CoreSite Acquired Properties.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,
	The Company	The Predecessor
	2011	2010
Operating revenue	$82,450	$21,419
Operating expense	$91,737	$20,469
Interest expense	$(3,521)	$(911)
Net income (loss)	$(11,504)	$39

Operating Revenue. Operating revenue for the six months ended June 30, 2011 was $82.5 million. This includes rental revenue of $51.9 million, power revenue of $20.5 million, tenant reimbursements of $3.1 million and other revenue of $6.8 million, primarily from interconnection services. This compares to revenue of $21.4 million for the six months ended June 30, 2010. The increase of $61.0 million was due primarily to the acquisition of the CoreSite Acquired Properties and the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010.
Operating Expenses. Operating expenses for the six months ended June 30, 2011 were $91.7 million compared to $20.5 million for the six months ended June 30, 2010. The increase of $71.3 million was primarily due to the acquisition of the CoreSite Acquired Properties, and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company, and the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2011 was $3.5 million compared to interest expense of $0.9 million for the six months ended June 30, 2010. The increase in interest expense was due to increased debt balances from the acquisition of the CoreSite Acquired Properties.
Net Income (Loss). Net loss for the six months ended June 30, 2011 was $11.5 million compared to net income of less than $0.1 million for the six months ended June 30, 2010. The decrease of $11.5 million was primarily due to the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company, transaction related costs for an acquisition that was not consummated, and increased interest expense. These increased costs were partially offset by increased operating revenue from the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the acquisition of the CoreSite Acquired Properties.
Factors that May Influence our Results of Operations
A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K, filed with the SEC on March 11, 2011 pursuant to Section 15(d) of the Exchange Act, which is accessible on the SEC’s website at www.sec.gov.
Liquidity and Capital Resources
Discussion of Cash Flows
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net cash provided by operating activities was $33.3 million for the six months ended June 30, 2011, compared to $1.3 million for the prior period. The increased cash provided by operating activities of $32.1 million was primarily due to the increased number of operating properties acquired in connection with our IPO and an increase in accounts payable and accrued expenses.
Net cash used in investing activities increased by $24.7 million to $62.2 million for the six months ended June 30, 2011 compared to $37.5 million for the six months ended June 30, 2010. This increase was primarily due to an increase in cash paid for capital expenditures related to redevelopment and development of data center space.
Net cash used in financing activities was $26.0 million for the six months ended June 30, 2011 compared to cash provided by financing activities of $35.5 million for the six months ended June 30, 2010. The increase in cash used in financing activities of $61.4 million was primarily due to a decrease in capital contributions received from the member of the Predecessor, a decrease in proceeds received from mortgages payable, the repayment of mortgage loans payable and the payment of dividends and distributions during the six months ended June 30, 2011.
Analysis of Liquidity and Capital Resources
As of June 30, 2011, we had $31.3 million of cash and equivalents, excluding $16.1 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.
Our short-term liquidity requirements primarily consist of funds needed for future distributions to stockholders and holders of our operating partnership units, interest expense, operating costs, including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain recurring and non-recurring capital expenditures, including costs relating to the redevelopment and development of data center space during the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established for certain future payments, the net proceeds from our IPO and to the extent necessary, by incurring additional indebtedness, including by drawing on our revolving credit facility.
Our long-term liquidity requirements primarily consist of the costs to fund the development of the Coronado-Stender business park, our 9.1 acre development site that houses five buildings in Santa Clara, California, future redevelopment or development of other space in our portfolio not currently scheduled, property or other acquisitions, scheduled debt maturities and recurring and non-recurring capital improvements. We expect to meet our long-term liquidity requirements primarily by incurring long-term indebtedness and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity securities, subject to prevailing market conditions, and/or through the issuance of operating partnership units.

Indebtedness
A summary of outstanding indebtedness as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2011	2010
Senior secured credit facility	(1)	September 28, 2013	$—	$—
427 S. LaSalle — Senior mortgage loan	LIBOR plus 0.60% (0.79% and 0.86% at June 30, 2011 and December 31, 2010)	March 9, 2012	25,000	25,000
427 S. LaSalle — Subordinate mortgage loan	LIBOR plus 2.95% (3.21% at December 31, 2010)	N/A	—	5,000
427 S. LaSalle — Mezzanine loan	LIBOR plus 4.83% (5.09% at December 31, 2010)	N/A	—	10,000
55 S. Market	LIBOR plus 3.50% (3.69% and 3.76% at June 30, 2011 and December 31, 2010)(2)	October 9, 2012 (3)	60,000	60,000
12100 Sunrise Valley	LIBOR plus 2.75% (2.94% and 3.01% at June 30, 2011 and December 31, 2010)(2)	June 1, 2013	25,560	25,560

Total principal outstanding			110,560	125,560

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans			—	(687)

Total indebtedness			$110,560	$124,873

(1)
At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis points.

(2)
In October 2010, we entered into an interest rate swap agreement with respect to 55 S. Market and an interest rate cap agreement, with respect to 12100 Sunrise Valley, each as a cash flow hedge for interest incurred by these LIBOR based loans.

(3)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.
Senior Secured Credit Facility
In conjunction with our IPO and formation transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent. The revolving credit facility is unconditionally guaranteed on an unsecured basis by CoreSite Realty Corporation. CoreSite, L.P. acts as the parent borrower and its subsidiaries that own the real estate properties known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the facility, and such real estate properties provide security for the facility. Each of the parent borrower and the subsidiary borrowers are liable under the facility on a joint and several basis. The facility has an initial maturity date of September 28, 2013 with a one-time extension option, which, if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the $110.0 million facility and certain other customary conditions. As of June 30, 2011, the Company has not drawn any funds under the facility.
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
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of June 30, 2011, $101.1 million was available for us to borrow under the facility. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
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
427 S. LaSalle
As of June 30, 2011, the 427 S. LaSalle property had a senior mortgage loan payable of $25.0 million which matures on March 9, 2012. This loan is secured by deeds of trust on the property and requires payments of interest only until maturity. The mortgage requires ongoing compliance by us with various nonfinancial covenants. As of June 30, 2011, the Company was in compliance with the covenants.
On April 29, 2011, the Company repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $10.0 million, paying $9.5 million in cash and recognizing a $0.5 million gain, net of fees on the transaction.
On June 3, 2011, the Company repaid the $5.0 million subordinate loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $5.0 million, paying $4.6 million in cash and recognizing a $0.4 million gain, net of fees on the transaction.
55 S. Market
As of June 30, 2011, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of June 30, 2011, the Company was in compliance with the covenants.
On October 7, 2010, the Company entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.
12100 Sunrise Valley
As of June 30, 2011, the 12100 Sunrise Valley property had a mortgage loan payable of $25.6 million. We may make additional draws of up to $6.4 million to fund specified construction under the loan agreement for a maximum total borrowing of $32.0 million. The mortgage loan payable is secured by 12100 Sunrise Valley and requires payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of June 30, 2011, the Company was in compliance with all covenants.
On October 8, 2010, the Company purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.
Debt Maturities
The following table summarizes our debt maturities as of June 30, 2011 (in thousands):

Year
Remainder of 2011	$132
2012	85,277
2013	25,151

Total	$110,560

Commitments and Contingencies
The following table summarizes our contractual obligations as of June 30, 2011, including the maturities and scheduled principal repayments of indebtedness (in thousands):

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$8,400	$17,044	$17,457	$17,742	$17,620	$44,255	$122,518
Credit Facility	—	—	—	—	—	—	—
Mortgages payable	132	85,277	25,151	—	—	—	110,560
Construction contracts	33,194	—	—	—	—	—	33,194
Other (1)	2,617	4,174	615	204	157	1,035	8,802

Total	$44,343	$106,495	$43,223	$17,946	$17,777	$45,290	$275,074

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts and telecommunications leases.
Off-Balance Sheet Arrangements
As of June 30, 2011, our Company did not have any off-balance sheet arrangements.
Related Party Transactions
We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of the Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was less than $0.1 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and less than $0.1 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net income (loss)	$(3,588)	$945	$(11,504)	$39
Real estate depreciation and amortization	17,391	3,758	36,628	6,891

FFO	$13,803	$4,703	$25,124	$6,930

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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
As of June 30, 2011, we had $110.6 million of consolidated indebtedness that bore interest at variable rates. $25.0 million and $25.0 million of our consolidated indebtedness is hedged against LIBOR interest rate increases above 7.24% and 2.0%, respectively. In addition, we entered into a swap agreement that effectively fixed the interest rate on $60.0 million of consolidated indebtedness under our 55 S. Market mortgage at 4.01% through the maturity date of such indebtedness.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) would decrease future earnings and cash flows by less than $0.5 million annually. If interest rates were to decrease 1%, the decrease in interest expense (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) on the variable rate debt would be less than $0.7 million annually. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments.
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
As of June 30, 2011, the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer against the Company in his complaint and by the Company against him in its counterclaims have also been previously reported. The Court recently granted Mr. Brumer leave to amend his complaint to add a claim for defamation against the Company relating to its disclosure of the allegations it made against him in its counterclaims. The Court also ruled that all filings in the case be filed under seal. The Company continues to believe that this litigation will not have a material adverse effect on its business, financial position or liquidity.

ITEM 1.A	RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 14 of our Annual Report on Form 10-K, filed with the SEC on March 11, 2011 pursuant to Section 15(d) of the Exchange Act, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 22, 2010, our registration statement on Form S-11 (File No. 333-166810), relating to our initial public offering, was declared effective by the SEC. We intend to use the remainder of the net proceeds from the offering to redevelop and develop additional data center space and for general corporate purposes. During the quarter ended June 30, 2011, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon any exception from registration requirements of the Securities Act.

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

10.23	Form of Restricted Stock Agreement.(3)*
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or agreement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post-Effective Amendment to the company’s Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed February 11, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION
Date: August 5, 2011	By:	/s/ Thomas M. Ray
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