Form 10-Q
period 2011-09-30
CoreSite Realty Corp
filed 2011-11-04
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
Commission file number 001-34877
CoreSite Realty Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	27-1925611 (IRS Employer Identification Number)

1050 17th Street, Suite 800 Denver, CO (Address and zip code of principal executive offices)	80265 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding at November 3, 2011 was 19,848,795.

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Investments in real estate:
Land	$84,738	$84,738
Building and building improvements	480,053	450,097
Leasehold improvements	80,760	75,800

	645,551	610,635
Less: Accumulated depreciation and amortization	(55,854)	(32,943)

Net investment in operating properties	589,697	577,692
Construction in progress	75,624	11,987

Net investments in real estate	665,321	589,679
Cash and cash equivalents	10,204	86,246
Restricted cash	10,598	14,968
Accounts and other receivables, net of allowance for doubtful accounts of $328 and $305 as of September 30, 2011 and December 31, 2010, respectively	7,045	5,332
Lease intangibles, net of accumulated amortization of $28,581 and $17,105 as of September 30, 2011 and December 31, 2010, respectively	43,449	71,704
Goodwill	41,191	41,191
Other assets	30,833	23,906

Total assets	$808,641	$833,026

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable	$110,501	$124,873
Accounts payable and accrued expenses	42,978	26,393
Deferred rent payable	3,284	2,277
Acquired below-market lease contracts, net of accumulated amortization of $8,241 and $4,989 as of September 30, 2011 and December 31, 2010, respectively	13,021	16,415
Prepaid rent and other liabilities	11,589	8,603

Total liabilities	181,373	178,561
Stockholders’ equity:
Common stock, par value $0.01, 100,000,000 shares authorized and 19,849,222 and 19,644,042 shares issued and outstanding at September 30, 2011 and December 31, 2010	195	194
Additional paid-in capital	241,700	239,453
Accumulated other comprehensive income (loss)	(43)	52
Accumulated deficit	(19,998)	(7,460)

Total stockholders’ equity	221,854	232,239
Noncontrolling interests	405,414	422,226

Total equity	627,268	654,465

Total liabilities and equity	$808,641	$833,026

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues:
Rental revenue	$27,616	$9,348	$79,533	$24,377
Power revenue	11,450	3,598	31,991	8,520
Tenant reimbursement	1,432	703	4,577	1,406
Other revenue	3,869	490	10,716	1,254

Total operating revenues	44,367	14,139	126,817	35,557
Operating expenses:
Property operating and maintenance	14,133	5,806	39,986	14,272
Real estate taxes and insurance	2,163	450	7,055	1,262
Management fees to related party	—	1,287	—	3,582
Depreciation and amortization	16,091	4,900	53,224	11,848
Sales and marketing	1,315	65	4,125	125
General and administrative	4,747	1,997	15,966	2,498
Transaction costs	192	3,275	875	3,275
Rent	4,601	787	13,748	2,177

Total operating expenses	43,242	18,567	134,979	39,039

Operating income (loss)	1,125	(4,428)	(8,162)	(3,482)
Gain on early extinguishment of debt	(10)	—	939	—
Interest income	9	2	115	2
Interest expense	(916)	(680)	(4,437)	(1,590)

Income (loss) before income taxes	208	(5,106)	(11,545)	(5,070)
Income taxes	55	—	304	—

Net income (loss)	$263	$(5,106)	$(11,241)	$(5,070)
Net income (loss) attributable to noncontrolling interests	151	(3,096)	(6,446)	(3,096)

Net income (loss) attributable to common shares	$112	$(2,010)	$(4,795)	$(1,974)

Net income (loss) per share attributable to common shares:
Basic	$0.01	$(3.14)	$(0.25)	$(9.14)
Diluted	$0.01	$(3.14)	$(0.25)	$(9.14)

Weighted average common shares outstanding:
Basic	19,494,703	640,893	19,483,962	215,978
Diluted	19,587,961	640,893	19,483,962	215,978
See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited and in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Number	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2011	19,644,042	$194	$239,453	$(7,460)	$52	$232,239	$422,226	$654,465
Offering costs	—	—	(17)	—	—	(17)	—	(17)
Issuance of restricted stock awards, net of forfeitures	205,180	—	—	—	—	—	—	—
Amortization of deferred compensation	—	1	2,264	—	—	2,265	—	2,265
Dividends and distributions	—	—	—	(7,743)	—	(7,743)	(10,239)	(17,982)
Comprehensive income:
Net loss	—	—	—	(4,795)	—	(4,795)	(6,446)	(11,241)
Change in fair value on derivative contracts	—	—	—	—	(151)	(151)	(202)	(353)
Reclassification of other comprehensive loss to interest expense	—	—	—	—	56	56	75	131

Comprehensive loss						(4,890)	(6,573)	(11,463)

Balance at September 30, 2011	19,849,222	$195	$241,700	$(19,998)	$(43)	$221,854	$405,414	$627,268

See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,241)	$(5,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,224	11,848
Amortization of above/below market leases	(1,139)	(584)
Amortization of deferred financing costs	1,185	352
Gain on early extinguishment of debt	(939)	—
Amortization of share-based compensation	2,265	—
Amortization of discount to fair market value of acquired loan	687	—
Bad debt expense	(36)	(82)
Changes in operating assets and liabilities:
Restricted cash	(595)	610
Accounts receivable	(1,678)	4,076
Due to and due from related parties	2	660
Deferred rent receivable	(3,680)	(1,766)
Deferred leasing costs	(4,581)	(4,545)
Other assets	(2,000)	(1,226)
Accounts payable and accrued expenses	10,516	(1,959)
Prepaid rent and other liabilities	2,629	86
Deferred rent payable	1,007	176

Net cash provided by operating activities	45,626	2,576

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(94,644)	(46,183)
Assumption of cash balances in connection with the contribution of the CoreSite Acquired Properties	—	10,269
Changes in reserves for capital improvements	4,964	2,085

Net cash used in investing activities	(89,680)	(33,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	310,960
Offering costs	(17)	(25,019)
Redemption of operating partnership units	—	(125,513)
Proceeds from mortgage loans payable	—	70,300
Repayments of mortgage loans payable	(14,113)	(152,600)
Payments of loan fees and costs	(14)	(3,698)
Contributions	—	33,399
Dividends and distributions	(17,844)	(2,000)

Net cash provided by (used in) financing activities	(31,988)	105,829

Net change in cash and cash equivalents	(76,042)	74,576
Cash and cash equivalents, beginning of period	86,246	7,466

Cash and cash equivalents, end of period	$10,204	$82,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,969	$2,136
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$8,872	$1,516
Accrual of dividends and distributions	$5,996	$—
Contribution of the CoreSite Acquired Properties for Operating Partnership units	$—	$316,836
See accompanying notes to condensed consolidated financial statements

CORESITE REALTY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
On September 28, 2010, we completed our initial public offering (the “IPO”) which resulted in the sale of 19,435,000 shares of our common stock, including 2,535,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $16.00, generating gross proceeds to the Company of $311.0 million. The proceeds to the Company, net of underwriters’ discounts, commissions and other offering costs were $285.6 million.
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
Because these transactions occurred shortly before September 30, 2010, the financial condition and results of operations for the entities acquired by our predecessor in connection with the IPO and related formation transactions are only included in the condensed consolidated financial statements since the date of the transactions. More specifically, our results of operations for the three and nine month periods ending September 30, 2010 reflect the operations of the consolidated CoreSite Predecessor entities, as defined in the table below, together with the CoreSite Acquired Properties from the date of their acquisition, September 28, 2010. Changes in our capital structure that occurred on September 28, 2010, including the acquisition of our predecessor by our Operating Partnership, are reflected since that date in the financial statements, including the allocation of net loss attributable to noncontrolling interest holders and calculations of loss per share. The results of operations for the three and nine months ended September 30, 2011 reflect the consolidated financial condition and results of operations of our Predecessor and the CoreSite Acquired Properties. The accompanying condensed consolidated financial statements include the following entities and properties:

CoreSite Predecessor	Coresite Acquired Properties
CRP Fund V Holdings, LLC	One Wilshire
1656 McCarthy	900 N. Alameda
2901 Coronado	55 S. Market
Coronado-Stender Properties	427 S. LaSalle
70 Innerbelt	1275 K Street
32 Avenue of the Americas	2115 NW 22nd Street
12100 Sunrise Valley	CoreSite, LLC
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the expected results for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010. Intercompany balances and transactions have been eliminated.

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
Investments in Real Estate
Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.5 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.9 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.
Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset
Depreciation expense was $8.4 million and $4.0 million for the three months ended September 30, 2011 and 2010, respectively, and $24.9 million and $9.6 million for the nine months ended September 30, 2011 and 2010, respectively.
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
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2011, we had approximately $41.2 million of goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three months and nine months ended September 30, 2011 and 2010, no impairment was recognized.
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
Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended September 30, 2011 and 2010, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.4 million and $0.1 million, respectively. For the nine months ended September 30, 2011 and 2010, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $1.1 million and $0.6 million, respectively. Balances, net of accumulated amortization, at September 30, 2011 and December 31, 2010, are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Lease contracts above-market value	$8,668	$8,668
Accumulated amortization	(3,615)	(1,360)

Lease contracts above-market value, net	$5,053	$7,308

Lease contracts below-market value	$21,262	$21,404
Accumulated amortization	(8,241)	(4,989)

Lease contracts below-market value, net	$13,021	$16,415

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts totaled $0.3 million and $0.3 million, respectively. Additions to the allowance for doubtful accounts were less than $0.1 million and less than $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and less than $0.1 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. Write-offs charged against the allowance were less than $0.1 million and less than $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were less than $0.1 million and less than $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and less than $0.1 million and less than $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.
Asset Retirement Obligations
We record accruals for estimated retirement obligations. The asset retirement obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease under which the Company is the lessee. At September 30, 2011 and December 31, 2010, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $1.9 million and $2.1 million, respectively.

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2010. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.
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
Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2011, the deferred income taxes were not material.
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
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, total operating revenues recognized from one customer accounted for 11.0%, 31.1%, 11.6% and 22.2%, respectively. For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, total operating revenues recognized from another customer accounted for 6.4%, 9.9%, 6.6% and 11.4%, respectively. The Company obtains security deposits from most of its tenants.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this standard effective September 30, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
3. Investment in Real Estate
The following is a summary of the properties owned and leased at September 30, 2011 (in thousands):

		Acquisition		Buildings and	Leasehold	Construction
Property Name	Location	Date	Land	Improvements	Improvements	in Progress	Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$21,940	$—	$—	$27,026
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	45,165	—	—	49,137
2972 Stender	Santa Clara, CA	2/2/2007	4,442	16,446		37,013	57,901
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	11,486	11,967	—	184	23,637
70 Innerbelt	Somerville, MA	4/11/2007	6,100	61,302	—	5,096	72,498
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	30,881	1	30,882
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	65,936	—	24,627	102,663
One Wilshire	Los Angeles, CA	9/28/2010	—	—	44,213	201	44,414
900 N. Alameda	Los Angeles, CA	9/28/2010	28,467	98,869	—	4,998	132,334
55 S. Market	San Jose, CA	9/28/2010	6,863	94,270	—	2,913	104,046
427 S. LaSalle	Chicago, IL	9/28/2010	5,493	54,678	—	491	60,662
1275 K Street	Washington, DC	9/28/2010	—	—	5,666	39	5,705
2115 NW 22nd Street	Miami, FL	9/28/2010	729	9,480	—	61	10,270

Total			$84,738	$480,053	$80,760	$75,624	$721,175

4. Other Assets
Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Deferred leasing costs	$10,717	$7,954
Deferred rent receivable	9,745	6,065
Deferred financing costs	2,247	3,426
Leasehold interests in corporate headquarters	2,634	2,959
Other	5,490	3,502

Total	$30,833	$23,906

5. Debt
A summary of outstanding indebtedness as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

		Maturity		September 30,	December 31,
	Interest Rate	Date		2011	2010
Senior secured credit facility	(1)	September 28, 2013		$—	$—
427 S. LaSalle - Senior mortgage loan	LIBOR plus 0.60% (0.83% and 0.86% at September 30, 2011 and December 31, 2010)	March 9, 2012		25,000	25,000
427 S. LaSalle — Subordinate mortgage loan	LIBOR plus 2.95% (3.21% at December 31, 2010)	N/A		—	5,000
427 S. LaSalle - Mezzanine loan	LIBOR plus 4.83% (5.09% at December 31, 2010)	N/A		—	10,000
55 S. Market	LIBOR plus 3.50% (3.73% and 3.76% at September 30, 2011 and December 31, 2010) (2)	October 9, 2012	(3)	60,000	60,000
12100 Sunrise Valley	LIBOR plus 2.75% (2.98% and 3.01% at September 30, 2011 and December 31, 2010) (2)	June 1, 2013		25,501	25,560

Total principal outstanding				110,501	125,560

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				—	(687)

Total indebtedness				$110,501	$124,873

(1)
At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis points.

(2)
In October 2010, we entered into an interest rate swap agreement with respect to 55 S. Market and an interest rate cap agreement with respect to 12100 Sunrise Valley, each as a cash flow hedge for interest incurred by these LIBOR based loans.

(3)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.
Senior Secured Credit Facility
In conjunction with our IPO and formation transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent. The revolving credit facility is unconditionally guaranteed on an unsecured basis by CoreSite Realty Corporation. CoreSite, L.P. acts as the parent borrower and its subsidiaries that own the real estate properties known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the facility, and such real estate properties provide security for the facility. Each of the parent borrower and the subsidiary borrowers are liable under the facility on a joint and several basis. The facility has an initial maturity date of September 28, 2013 with a one-time extension option, which, if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the $110.0 million facility and certain other customary conditions. As of September 30, 2011, the Company has not drawn any funds under the facility.
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
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of September 30, 2011, $101.3 million was available for us to borrow under the facility. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
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

427 S. LaSalle
As of September 30, 2011, the 427 S. LaSalle property had a senior mortgage loan payable of $25.0 million which matures on March 9, 2012. This loan is secured by deeds of trust on the property and requires payments of interest only until maturity. The mortgage requires ongoing compliance by us with various nonfinancial covenants. As of September 30, 2011, the Company was in compliance with the covenants.
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
55 S. Market
As of September 30, 2011, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of September 30, 2011, the Company was in compliance with the covenants.
On October 7, 2010, the Company entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.
12100 Sunrise Valley
As of September 30, 2011, the 12100 Sunrise Valley property had a mortgage loan payable of $25.5 million. We may make additional draws of up to $6.4 million to fund specified construction under the loan agreement for a maximum total borrowing of $31.9 million. On October 24, 2011, the Company drew the remaining $6.4 million to fund construction activities at 12100 Sunrise Valley. The mortgage loan payable is secured by the 12100 Sunrise Valley property and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of September 30, 2011, the Company was in compliance with the covenants.
On October 8, 2010, the Company purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.
Debt Maturities
The following table summarizes our debt maturities as of September 30, 2011 (in thousands):

Year
Remainder of 2011	$63
2012	85,249
2013	25,189

Total	$110,501

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the period, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2011 and 2010, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2011, the Company estimates that $0.1 million will be reclassified as an increase to interest expense.
As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:
Cash Flow Hedge Derivative Summary

	Number of
	Instruments	Notional
Derivative type
Interest rate swap	1	$60,000,000
Interest rate cap	1	25,000,000

Total	2	$85,000,000

Non-designated Hedges
Additionally, the Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but due to immateriality, are not designated for hedge accounting purposes. The Company’s derivatives detailed in the table below are not designated as hedging instruments for accounting purposes and do not have material economic value as of September 30, 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:
Non-Designated Derivative Summary

	Number of
	Instruments	Notional
Derivative type
Interest rate caps	2	$40,000,000

Total	2	$40,000,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2011 and December 31, 2010.

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	As of September 30,	As of December 31,	As of September 30,	As of December
	2011	2010	2011	31, 2010
	(In thousands)
Derivatives designated as hedging instruments
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$1	$31	$—	$—
Interest rate swaps	—	117	77	—

Total	$1	$148	$77	$—

Derivatives not designated as hedging instruments
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$—	$—	$—	$—

Total	$—	$—	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Income Statement Impact of Derivatives in Cash Flow Hedging Relationships
				Amount of Gain or (Loss) Reclassified from		Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Amount of Gain or (Loss) Recognized in		Location of Gain or (Loss)	Accumulated OCI into Income (Effective		Recognized in Income on	Income on Derivative (Ineffective Portion and
	OCI on Derivative (Effective Portion) for		Reclassified from Accumulated	Portion) for the Three Months Ended		Derivative (Ineffective Portion	Amount Excluded from Effectiveness Testing)
	the Three Months Ended September 30,		OCI into Income (Effective	September 30,		and Amount Excluded from	for the Three Months Ended September 30,
	2011	2010	Portion)	2011	2010	Effectiveness Testing)	2011	2010
Interest rate derivatives
Interest rate caps	$3	$—	Interest income / (expense)	$1	$—	Other income / (expense)	$—	$—
Interest rate swap	21	—	Interest income / (expense)	47	—	Other income / (expense)	—	—

Total	$24	$—		$48	$—		$—	$—

				Amount of Gain or (Loss) Reclassified from		Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Amount of Gain or (Loss) Recognized in		Location of Gain or (Loss)	Accumulated OCI into Income (Effective		Recognized in Income on	Income on Derivative (Ineffective Portion and
	OCI on Derivative (Effective Portion) for		Reclassified from Accumulated	Portion) for the Nine Months Ended		Derivative (Ineffective Portion	Amount Excluded from Effectiveness Testing)
	the Nine Months Ended September 30,		OCI into Income (Effective	September 30,		and Amount Excluded from	for the Nine Months Ended September 30,
	2011	2010	Portion)	2011	2010	Effectiveness Testing)	2011	2010
Interest rate derivatives
Interest rate caps	$30	$—	Interest income / (expense)	$2	$—	Other income / (expense)	$—	$—
Interest rate swap	323	—	Interest income / (expense)	129	—	Other income / (expense)	—	—

Total	$353	$—		$131	$—		$—	$—

Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision under which if the Company defaults on any of its indebtedness, including default when repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Such a default may require the Company to settle any outstanding derivatives at their then current fair value. As of September 30, 2011, the derivative instruments with fair values in a net liability position were not material and the Company has not posted any cash collateral related to these agreements.

7. Noncontrolling Interests — Operating Partnership
Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since the first anniversary of the IPO, the current holders of Operating Partnership units have been eligible to have the OP units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Operating Partnership units. Based on the results of this analysis, we concluded that the Operating Partnership units met the criteria to be classified within equity at September 30, 2011.
The following table shows the ownership interest in the Operating Partnership as of September 30, 2011:

	September 30, 2011
	Number of Units	Percentage of Total
The Company	19,513,171	42.7%
Noncontrolling interests consist of:
Common units held by third parties	26,165,000	57.2%
Incentive units held by employees	69,692	0.1%

Total	45,747,863	100.0%

For each share of common stock issued, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. During the nine months ended September 30, 2011, the Company issued 54,566 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Operating Partnership units were issued. Additionally, during the nine months ended September 30, 2011, 8,627 Operating Partnership units were issued to employees upon their vesting in the incentive unit awards. The redemption value of the noncontrolling interests at September 30, 2011 was $376.5 million based on the closing price of the Company’s stock of $14.35 on that date.
8. Stockholders’ Equity
During the nine months ended September 30, 2011, we issued 255,638 shares of restricted stock and options to purchase 526,257 shares of common stock to certain employees in connection with our 2010 equity incentive plan.
For their services as members of the Board of Directors, the independent directors not affiliated with the Carlyle Group were each issued 2,475 restricted stock units during the nine months ended September 30, 2011.
On March 15, 2011 we declared a regular cash dividend for the first quarter of 2011 of $0.13 per common share payable to stockholders of record as of March 31, 2011. In addition, holders of Operating Partnership units also received a distribution of $0.13 per unit. The dividend and distribution were paid on April 15, 2011.
On June 17, 2011 we declared a regular cash dividend for the second quarter of 2011 of $0.13 per common share payable to stockholders of record as of June 30, 2011. In addition, holders of Operating Partnership units also received a distribution of $0.13 per unit. The dividend and distribution were paid on July 15, 2011.
On September 19, 2011, we declared a regular cash dividend for the third quarter of 2011 of $0.13 per common share payable on October 17, 2011 to stockholders of record as of September 30, 2011. In addition, holders of Operating Partnership units also received a distribution of $0.13 per unit. We recorded a payable as of September 30, 2011 of $6.0 million for this dividend and distribution.
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

Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2011, options to purchase 526,257 shares of common stock were granted. The fair values are being expensed on a straight-line basis over the vesting periods.
The following table sets forth the 2010 Plan’s stock option activity for the nine months ended September 30, 2011:

	Number of	Weighted
	Shares Subject to	Average Exercise
	Option	Price
Options outstanding, December 31, 2010	587,555	$16.00
Granted	526,257	15.24
Forfeited	(119,783)	15.81
Exercised	—	—

Options outstanding, September 30, 2011	994,029	$15.62

The following table sets forth the number of shares subject to option that are unvested as of September 30, 2011 and the fair value of these options at the grant date:

		Weighted
	Number of	Average Fair
	Shares Subject to	Value at Grant
	Option	Date

Unvested balance, December 31, 2010	587,555	$4.95
Granted	526,257	4.88
Forfeited	(119,783)	4.94
Vested	(140,978)	4.92

Unvested balance, September 30, 2011	853,051	$4.91

As of September 30, 2011, total unearned compensation on options was approximately $3.5 million, and the weighted average vesting period was 3.2 years.
Restricted Awards
During the nine months ended September 30, 2011, the Company issued 255,638 shares of restricted stock. Additionally, the Company issued 9,900 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not shares of CoreSite Realty Corporation common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

		Weighted
		Average Fair
	Restricted	Value at Grant
	Awards	Date

Unvested balance, December 31, 2010	195,437	$15.98
Granted	265,538	15.14
Forfeited	(50,458)	15.82
Vested	(74,466)	16.10

Unvested balance, September 30, 2011	336,051	$15.31

As of September 30, 2011, total unearned compensation on restricted awards was approximately $4.3 million, and the weighted average vesting period was 3.0 years.

Operating Partnership Units
In connection with the Company’s IPO, we issued 25,883 Operating Partnership units, which were fair valued at $15.98 per unit or $0.4 million in total. The Operating Partnership units will be amortized on a straight-line basis to expense over the vesting period. As of September 30, 2011, 8,627 units have vested and 17,256 units were unvested. As of September 30, 2011, total unearned compensation on Operating Partnership units was approximately $0.3 million, and the weighted average vesting period was 2.0 years.
10. Earnings Per Share
The following is a summary of basic and diluted income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shares	$112	$(2,010)	$(4,795)	$(1,974)
Weighted average common shares outstanding — basic	19,494,703	640,893	19,483,962	215,978
Potentially dilutive common shares:
Unvested restricted awards	93,258	—	—	—

Weighted average common shares outstanding — diluted	19,587,961	640,893	19,483,962	215,978

Net income (loss) per share attributable to common shares
Basic	$0.01	$(3.14)	$(0.25)	$(9.14)
Diluted	$0.01	$(3.14)	$(0.25)	$(9.14)
We have excluded the following potentially dilutive securities in the calculations above as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	994,029	587,555	994,029	587,555
Restricted awards	242,793	195,435	336,051	195,435

	1,236,822	782,990	1,330,080	782,990

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
The combined balance of our mortgage loans payable was $110.5 million and $125.6 million (excluding a $0.7 million fair value of acquired debt adjustment as of December 31, 2010) as of September 30, 2011 and December 31, 2010, respectively, with a fair value of $109.6 million and $123.8 million, respectively, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Recurring Fair Value Measurements
	Quoted Prices in Active Markets for
	Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value
	As of September	As of December 31,	As of September	As of December 31,	As of September	As of December 31,	As of September	As of December 31,
	30, 2011	2010	30, 2011	2010	30, 2011	2010	30, 2011	2010
	(In thousands)
Assets
Derivative Financial Instruments	$—	$—	$1	$148	$—	$—	$1	$148

Liabilities
Derivative Financial Instruments	$—	$—	$77	$—	$—	$—	$77	$—

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
For the three months and nine months ended September 30, 2010, CoreSite, LLC earned management fees from the Predecessor of $1.3 million and $3.6 million respectively. For the three months and nine months ended September 30, 2010, CoreSite, LLC earned lease commissions from our Predecessor of $0.2 million and $2.8 million, respectively. These commissions are included in deferred leasing costs. For the three and nine months ended September 30, 2010, CoreSite, LLC earned construction management fees from our Predecessor of $0.2 million and $1.2 million, respectively. The construction management fees are included in building improvements and construction in progress. For the three and nine months ended September 30, 2010, CoreSite, LLC was reimbursed for payroll related expenses from our Predecessor of $0.4 million and $1.2 million, respectively. At September 30, 2011 and December 31, 2010, no such fees were payable to CoreSite, LLC.
We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was less than $0.1 million and less than $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

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
The following table summarizes our contractual obligations as of September 30, 2011 (in thousands):

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$4,218	$17,044	$17,457	$17,742	$17,620	$44,255	$118,336
Other(1)	2,478	4,750	1,384	261	157	1,029	10,059

Total	$6,696	$21,794	$18,841	$18,003	$17,777	$45,284	$128,395

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts, telecommunications leases and insurance premiums.
Rent expense for the three months ended September 30, 2011 and 2010 was $4.6 million and $0.8 million, respectively, and for the nine months ended September 30, 2011 and 2010 rent expense was $13.7 million and $2.2 million, respectively.
Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At September 30, 2011, we had open commitments related to construction contracts of approximately $17.6 million.
As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer against the Company in his complaint and the allegations by the Company against him in its counterclaims have also been previously reported. The Company continues to believe that this litigation will not have a material adverse effect on its business, financial position or liquidity.
One of our former customers, Add2Net, Inc., brought an action against us in April of 2009 before the American Arbitration Association in California asserting claims of breach of contract, unfair business practices, negligent misrepresentation and fraudulent inducement. Add2Net alleges that it has suffered damages of approximately $3.5 million, consisting of license and service fees paid to us, loss of business income and equipment damage, and seeks attorney’s fees and punitive damages. We have counterclaimed for breach of contract and bad faith dealing on account of $1.25 million in unpaid license and service fees, plus attorney’s fees. We believe that we have valid defenses to Add2Net’s claims and that our claims for unpaid license and service fees are valid and justified. We intend to vigorously defend the claims against us and pursue the counterclaims for our unpaid license and service fees.
Because the arbitration is still in the discovery stage, the cost of the litigations and its ultimate resolution are not estimable at this time. Based on the information currently available, however, we do not believe that it will have a material adverse effect on our business, financial position or liquidity.
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
We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010, with perpetual existence. Through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago and New York City. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2010.

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
Our Portfolio
As of September 30, 2011, our property portfolio included 12 operating data center facilities and one development site, which collectively comprise over 2.0 million net rentable square feet (“NRSF”), of which approximately 1.1 million NRSF is existing data center space. These properties include 254,408 NRSF of space readily available for lease, of which 175,023 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at September 30, 2011, and including currently operating space targeted for future redevelopment, we own land and buildings sufficient to develop or redevelop 964,037 feet of data center space, comprised of (1) 161,385 NRSF of data center space currently under construction, (2) 354,451 NRSF of office and industrial space currently available for redevelopment, (3) 102,951 NRSF of currently operating data center space targeted for future redevelopment, and (4) 345,250 NRSF of new data center space that can be developed on land that the Company currently owns at its Coronado-Stender Business Park. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We will pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.
The following table provides an overview of our new and expansion data center leasing activity during the nine months ended September 30, 2011:

	Three Months Ended:
	September 30,	June 30,	March 31,
	2011	2011(1)	2011
New and expansion leases signed but not yet commenced at beginning of period	39,079	32,626	32,786
New and expansion leases signed during the period	28,553	29,853	41,652
New and expansion leases signed during the period which have commenced	(12,485)	(9,436)	(22,649)
New and expansion leases signed in previous periods which commenced during period	(26,173)	(13,964)	(19,163)

Total leases signed but not yet commenced at end of period	28,974	39,079	32,626

(1)
The previously reported rollforward at June 30, 2011 of 40,690 NRSF has been adjusted to remove 1,611 NRSF due to a change in the factor used to allocate support space to reflect the current build out of certain properties. This adjustment does not alter the contractual rent we expect to receive under the affected leases.

The following table provides an overview of our properties as of September 30, 2011:

			NRSF
			Operating(1)
					Office and				Redevelopment and
			Data Center(2)		Light-Industrial(3)		Total		Development(4)
	Acquisition	Annualized Rent		Percent		Percent		Percent	Under			Total
Market/Facilities	Date(5)	($000)(6)	Total	Leased(7)	Total	Leased(7)	Total(8)	Leased(7)	Construction(9)	Vacant	Total	Portfolio
Los Angeles
One Wilshire*	Aug. 2007	$21,837	157,587	67.2%	7,500	57.5%	165,087	66.8%	—	—	—	165,087
900 N. Alameda	Oct. 2006	13,173	246,817	91.5	8,360	20.4	255,177	89.2	25,000	153,982	178,982	434,159

Los Angeles Total		35,010	404,404	82.0	15,860	37.9	420,264	80.4	25,000	153,982	178,982	599,246
San Francisco Bay
55 S. Market	Feb. 2000	11,806	84,045	92.1	206,255	90.2	290,300	90.8	—	—	—	290,300
2901 Coronado	Feb. 2007	9,085	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
1656 McCarthy	Dec. 2006	7,606	76,676	86.6	—	—	76,676	86.6	—	—	—	76,676
Coronado-Stender Properties(10)	Feb. 2007	937	—	—	115,560	82.5	115,560	82.5	—	13,640	13,640	129,200
2972 Stender(11)	Feb. 2007	477	18,116	17.0	—	—	18,116	17.0	32,284	50,600	82,884	101,000

San Francisco Bay Total		29,911	228,837	86.1	321,815	87.5	550,652	86.9	32,284	64,240	96,524	647,176
Northern Virginia
12100 Sunrise Valley	Dec. 2007	13,362	137,669	90.6	60,539	70.1	198,208	84.3	64,561	—	64,561	262,769
1275 K Street*	June 2006	1,707	22,137	71.5	—	—	22,137	71.5	—	—	—	22,137

Northern Virginia Total		15,069	159,806	88.0	60,539	70.1	220,345	83.0	64,561	—	64,561	284,906
Boston
70 Innerbelt	Apr. 2007	8,482	133,646	96.8	13,063	33.4	146,709	91.1	15,149	111,313	126,462	273,171
Chicago
427 S. LaSalle	Feb. 2007	6,405	128,888	83.2	4,946	52.6	133,834	82.1	24,391	25,109	49,500	183,334
New York
32 Avenue of the Americas*	June 2007	4,741	48,404	78.1	—	—	48,404	78.1	—	—	—	48,404
Miami
2115 NW 22nd Street	June 2006	1,389	30,176	51.4	1,641	100.0	31,817	53.9	—	13,447	13,447	45,264

Total Facilities		$101,007	1,134,161	84.6%	417,864	81.0%	1,552,025	83.6%	161,385	368,091	529,476	2,081,501

*	Indicates properties in which we hold a leasehold interest.

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

(2)
Represents the NRSF at each operating facility that is currently leased or readily available for lease as data center space. Both leased and available data center NRSF includes a factor to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build out of our properties.

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

(6)
Represents the monthly contractual rent under existing customer leases as of September 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to such lease. On a gross basis, our annualized rent was approximately $106,587,000 as of September 30, 2011, which reflects the addition of $5,580,000 in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(7)
Includes customer leases that have commenced as of September 30, 2011. The percent leased is determined based on leased square feet as a proportion of total operating NRSF. The percent leased for data center space, office and light industrial space, and space in total would have been 87.1%, 81.1%, and 85.5%, respectively, if all leases signed in current and prior periods had commenced.

(8)	Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.

(9)
Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable. All of the 161,385 NRSF under construction as of September 30, 2011, was data center space.

(10)
The Coronado-Stender Business Park became entitled for our proposed data center development upon receipt of the mitigated negative declaration from the city of Santa Clara in the first quarter of 2011. We have the ability to develop 345,250 NRSF of data center space at this property, which is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space completed or under construction at 2972 Stender.

(11)
We have completed construction on 18,116 NRSF of data center space at this property, and are under construction on an additional 32,284 NRSF of data center space. We have also developed an incremental 50,600 NRSF of unconditioned core and shell space to be held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

The following table shows the September 30, 2011 operating statistics for space that was leased and available to be leased as of June 30, 2010 at each of our properties, and excludes space for which development or redevelopment was completed and became available to be leased after June 30, 2010. For comparison purposes, the operating activity totals at quarterly intervals over the prior year for this space are provided at the bottom of this table.

			Operating NRSF
					Office and Light
			Data Center		Industrial		Total
	Acquisition	Annualized		Percent		Percent		Percent
Market/Facilities	Date	Rent ($000)	Total	Leased	Total	Leased	Total	Leased
Los Angeles
One Wilshire*	Aug. 2007	$21,837	157,587	67.2%	7,500	57.5%	165,087	66.8%
900 N. Alameda	Oct. 2006	12,541	230,691	94.6	8,360	20.4	239,051	92.0

Los Angeles Total		34,378	388,278	83.5	15,860	37.9	404,138	81.7
San Francisco Bay
55 S. Market	Feb. 2000	11,807	84,045	92.1	206,255	90.2	290,300	90.8
2901 Coronado	Feb. 2007	9,085	50,000	100.0	—	—	50,000	100.0
1656 McCarthy	Dec. 2006	7,606	71,847	92.4	—	—	71,847	92.4
Coronado-Stender Properties	Feb. 2007	681	—	—	78,800	74.3	78,800	74.3
2972 Stender	Feb. 2007	—	—	—	—	—	—	—

San Francisco Bay Total		29,179	205,892	94.1	285,055	85.8	490,947	89.3
Northern Virginia
12100 Sunrise Valley	Dec. 2007	12,641	116,498	97.8	38,350	91.6	154,848	96.3
1275 K Street*	June 2006	1,707	22,137	71.5	—	—	22,137	71.5

Northern Virginia Total		14,348	138,635	93.6	38,350	91.6	176,985	93.2
Boston
70 Innerbelt	Apr. 2007	6,996	119,567	98.6	2,024	100.0	121,591	98.6
Chicago
427 S. LaSalle	Feb. 2007	6,360	128,888	83.2	—	—	128,888	83.2
New York
32 Avenue of the Americas*	June 2007	4,741	48,404	78.1	—	—	48,404	78.1
Miami
2115 NW 22nd Street	June 2006	1,389	30,176	51.4	1,641	100.0	31,817	53.9
Total Facilities at September 30, 2011(1)		$97,391	1,059,840	87.4%	342,930	84.4%	1,402,770	86.7%

Total Facilities at June 30, 2011		$93,956		86.3%		81.9%		85.2%

Total Facilities at March 31, 2011		$92,174		85.9%		83.0%		85.1%

Total Facilities at December 31, 2010		$89,225		83.1%		83.1%		83.1%

Total Facilities at September 30, 2010		$86,939		81.9%		81.9%		81.9%

Total Facilities at June 30, 2010		$85,695		82.4%		78.2%		81.3%

*	Indicates properties in which we hold a leasehold interest.

(1)
The percent leased for data center space, office and light industrial space, and space in total would have been 89.2%, 84.5%, and 88.1%, respectively, if all leases signed in current and prior periods had commenced.

The following table summarizes the redevelopment and development opportunities throughout our portfolio as of September 30, 2011:

	Redevelopment NRSF
	Currently Vacant				Currently Operating
	Under	Near-	Long-		Near-	Long-		Incremental
Facilities	Construction(1)	Term(2)	Term	Total	Term(2)	Term	Total	Entitled	Total
Los Angeles
One Wilshire*	—	—	—	—	—	—	—	—	—
900 N. Alameda(3)	25,000	—	153,982	178,982	—	102,951	102,951	—	281,933

Los Angeles Total	25,000	—	153,982	178,982	—	102,951	102,951	—	281,933
San Francisco Bay
55 S. Market	—	—	—	—	—	—	—	—	—
2901 Coronado	—	—	—	—	—	—	—	—	—
1656 McCarthy	—	—	—	—	—	—	—	—	—
2972 Stender(4)	32,284	—	50,600	82,884	—	—	—	—	82,884

San Francisco Bay Total	32,284	—	50,600	82,884	—	—	—	—	82,884
Northern Virginia
12100 Sunrise Valley(5)	64,561	—	—	64,561	—	—	—	—	64,561
1275 K Street*	—	—	—	—	—	—	—	—	—

Northern Virginia Total	64,561	—	—	64,561	—	—	—	—	64,561
Boston
70 Innerbelt(3)	15,149	15,000	96,313	126,462	—	—	—	—	126,462
Chicago
427 S. LaSalle	24,391	—	25,109	49,500	—	—	—	—	49,500
New York
32 Avenue of the Americas*	—	—	—	—	—	—	—	—	—
Miami
2115 NW 22nd Street	—	13,447	—	13,447	—	—	—	—	13,447

Total Redevelopment	161,385	28,447	326,004	515,836	—	102,951	102,951	—	618,787

	Development NRSF
	Currently Vacant				Currently Operating
	Under	Near-	Long-		Near-	Long-		Incremental
Facilities	Construction(1)	Term(2)	Term	Total	Term(2)	Term	Total	Entitled	Total
San Francisco Bay
Coronado-Stender Properties(6)	—	—	13,640	13,640	—	115,560	115,560	216,050	345,250

Total Development	—	—	13,640	13,640	—	115,560	115,560	216,050	345,250

Total Facilities	161,385	28,447	339,644	529,476	—	218,511	218,511	216,050	964,037

*	Indicates properties in which we hold a leasehold interest.

(1)
Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.

(2)
Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after September 30, 2011 but prior to September 30, 2012.

(3)	The NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(4)
We have completed construction on 18,116 NRSF of data center space at this property, and are under construction on an additional 32,284 NRSF of data center space. We have also completed development of an incremental 50,600 NRSF of unconditioned core and shell space to be held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

(5)	The remaining 64,561 NRSF of vacant space is being redeveloped into data center space in two phases and is expected to deliver across the fourth quarter of 2011 and the first quarter of 2012.

(6)	We are entitled to develop up to 345,250 NRSF of data center space at this property, or an incremental 216,050 NRSF, which is in addition to the leased and vacant NRSF existing at the property.

Customer Diversification
As of September 30, 2011, our portfolio was leased to over 700 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of September 30, 2011:

							Weighted
							Average
				Percentage		Percentage	Remaining
		Number	Total	of Total	Annualized	of	Lease
		of	Leased	Operating	Rent	Annualized	Term in
	Customer	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Facebook, Inc.	3	74,091	4.8%	$11,902	11.8%	48
2	Computer Sciences Corporation	2	45,090	2.9	4,045	4.0	72
3	General Services Administration-IRS*(6)	1	141,774	9.1	3,709	3.7	14
4	Sprint Communications Corporation(7)	4	104,769	6.8	3,268	3.2	7
5	Nuance Communications	1	25,404	1.6	3,153	3.1	81
6	Akamai Technologies(8)	5	23,929	1.5	2,687	2.7	12
7	Verizon Communications	7	74,010	4.8	2,558	2.5	44
8	Gov’t of District of Columbia	2	16,646	1.1	2,158	2.1	22
9	Tata Communications	2	18,476	1.2	1,861	1.8	98
10	NBC Universal	1	17,901	1.2	1,719	1.7	10

	Total/Weighted Average		542,090	35.0%	$37,060	36.6%	41

*	Denotes customer using space for general office purposes.

(1)
Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before September 30, 2011. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of September 30, 2011, consisted of 1,552,025 NRSF.

(3)
Represents the monthly contractual rent under existing customer leases as of September 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of September 30, 2011, which was approximately $101,007,000.

(5)	Weighted average based on percentage of total annualized rent expiring and is as of September 30, 2011.

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

(8)
We signed additional leases in the second and third quarters of 2011 that commenced or will commence in the third and fourth quarters of 2011. Upon stabilization of those leases, Akamai will be our second largest customer in terms of annualized rent, with 38,138 NRSF leased and an annualized rent of $4,450,000.

Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of September 30, 2011:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
	of	of All	NRSF of	Operating	Rent	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available(5)	—	—%	254,408	16.4%	$—	—%
1,000 or less	959	85.6	164,185	10.6	27,520	27.2
1,001 - 2,000	64	5.7	91,176	5.8	11,266	11.2
2,001 - 5,000	58	5.2	170,679	11.0	14,786	14.6
5,001 - 10,000	19	1.7	137,750	8.9	12,247	12.1
10,001 - 25,000	12	1.1	218,731	14.1	15,392	15.3
Greater than 25,000	8	0.7	515,096	33.2	19,796	19.6

Portfolio Total	1,120	100.0%	1,552,025	100.0%	$101,007	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light-industrial leases.

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

(4)
Represents the monthly contractual rent under existing customer leases as of September 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Excludes approximately 529,476 vacant NRSF held for redevelopment or under construction at September 30, 2011.

Lease Expirations
The following table sets forth a summary schedule of the expirations for leases in place as of September 30, 2011, plus available space, for the remainder of 2011 and for each of the ten full calendar years beginning January 1, 2012 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of September 30, 2011(6)	—	254,408	16.4%	$—	—%	$—	$—	$—
Remainder of 2011(7)	210	185,172	11.9	12,277	12.2	66.30	12,400	66.96
2012(8)	345	348,965	22.5	25,568	25.3	73.27	25,978	74.44
2013	232	182,349	11.7	19,291	19.1	105.79	20,088	110.16
2014	171	102,193	6.6	11,870	11.8	116.15	14,707	143.91
2015	40	71,550	4.6	3,506	3.5	49.00	4,664	65.19
2016(9)	79	158,239	10.2	10,740	10.6	67.87	13,158	83.15
2017	19	43,609	2.8	7,315	7.2	167.74	8,739	200.39
2018	10	71,476	4.6	6,581	6.5	92.07	8,828	123.51
2019	2	80,466	5.2	1,515	1.5	18.83	1,727	21.46
2020	2	1,427	0.1	142	0.1	99.51	178	124.74
2021-Thereafter	10	52,171	3.4	2,202	2.2	42.21	3,774	72.34

Portfolio Total / Weighted Average	1,120	1,552,025	100.0%	$101,007	100.0%	$77.84	$114,241	$88.04

(1)
Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)
Represents the monthly contractual rent under existing customer leases as of September 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(3)	Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)
Represents the final monthly contractual rent under existing customer leases as of September 30, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)
Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(6)	Excludes approximately 529,476 vacant NRSF held for redevelopment or under construction at September 30, 2011.

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
Results of Operations
Prior to the formation transactions on September 28, 2010, we had no corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our company. The results of operations for the three and nine months ended September 30, 2010 reflect the financial condition and operating results of the consolidated CoreSite Predecessor entities together with the CoreSite Acquired Properties from the date of their acquisition, September 28, 2010. The results of operations for the three and nine months ended September 30, 2011 reflect the consolidated financial condition and results of operations of our Predecessor and the CoreSite Acquired Properties. Our results of operations may not be indicative of our future results of operations.
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
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011	2010
Operating revenue	$44,367	$14,139
Operating expense	$43,242	$18,567
Interest expense	$(916)	$(680)
Net income (loss)	$263	$(5,106)
Operating Revenue. Operating revenue for the three months ended September 30, 2011 was $44.4 million. This includes rental revenue of $27.6 million, power revenue of $11.5 million, tenant reimbursements of $1.4 million and other revenue of $3.9 million, primarily from interconnection services. This compares to revenue of $14.1 million for the three months ended September 30, 2010. The increase of $30.2 million was due primarily to the acquisition of the CoreSite Acquired Properties on September 28, 2010.

Operating Expenses. Operating expenses for the three months ended September 30, 2011 were $43.2 million compared to $18.6 million for the three months ended September 30, 2010. The increase of $24.7 million was primarily due to the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company. These costs were partially offset by a decrease in transaction costs.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2011 was $0.9 million compared to interest expense of $0.7 million for the three months ended September 30, 2010. The increase in interest expense was due to increased debt balances from the acquisition of the CoreSite Acquired Properties.
Net Income (Loss). Net income for the three months ended September 30, 2011 was $0.3 million compared to net loss of $5.1 million for the three months ended September 30, 2010. The increase of $5.4 million was primarily due to the increased operating revenue from the acquisition of the CoreSite Acquired Properties and a reduction in transaction costs associated with our acquisition of the CoreSite Acquired Properties. The increased revenue and decreased transaction costs were partially offset by increased costs associated with the internalization of the management function through the acquisition of CoreSite, LLC, our management company.
Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010
Operating revenue	$126,817	$35,557
Operating expense	$134,979	$39,039
Interest expense	$(4,437)	$(1,590)
Net income (loss)	$(11,241)	$(5,070)
Operating Revenue. Operating revenue for the nine months ended September 30, 2011 was $126.8 million. This includes rental revenue of $79.5 million, power revenue of $32.0 million, tenant reimbursements of $4.6 million and other revenue of $10.7 million, primarily from interconnection services. This compares to revenue of $35.6 million for the nine months ended September 30, 2010. The increase of $91.3 million was due primarily to the acquisition of the CoreSite Acquired Properties on September 28, 2010.
Operating Expenses. Operating expenses for the nine months ended September 30, 2011 were $135.0 million compared to $39.0 million for the nine months ended September 30, 2010. The increase of $95.9 million was primarily due to the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company. These costs were partially offset by a decrease in transaction costs.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2011 was $4.4 million compared to interest expense of $1.6 million for the nine months ended September 30, 2010. The increase in interest expense was due to increased debt balances from the acquisition of the CoreSite Acquired Properties.
Net Income (Loss). Net loss for the nine months ended September 30, 2011 was $11.2 million compared to net loss of $5.1 million for the nine months ended September 30, 2010. The decrease of $6.2 million was primarily due to the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company, transaction related costs for an acquisition that was not consummated, and increased interest expense. These increased costs were partially offset by increased operating revenue from the acquisition of the CoreSite Acquired Properties and a reduction in transaction costs associated with our acquisition of the CoreSite Acquired Properties.
Factors that May Influence our Results of Operations
A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K, filed with the SEC on March 11, 2011 pursuant to Section 15(d) of the Exchange Act, which is accessible on the SEC’s website at www.sec.gov.
Liquidity and Capital Resources
Discussion of Cash Flows
Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010
Net cash provided by operating activities was $45.6 million for the nine months ended September 30, 2011, compared to $2.6 million for the prior period. The increased cash provided by operating activities of $43.1 million was primarily due to the increased number of operating properties acquired in connection with our IPO and an increase in accounts payable and accrued expenses.

Net cash used in investing activities increased by $55.9 million to $89.7 million for the nine months ended September 30, 2011 compared to $33.8 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in cash paid for capital expenditures related to redevelopment and development of data center space.
Net cash used in financing activities was $32.0 million for the nine months ended September 30, 2011 compared to cash provided by financing activities of $105.8 million for the nine months ended September 30, 2010. The increase in cash used in financing activities of $137.8 million was primarily due to the net proceeds received in connection with our IPO and a decrease in capital contributions received from the member of the Predecessor. These amounts were partially offset by a decrease in the repayments of mortgage loans payable and redemption of operating partnership units.
Analysis of Liquidity and Capital Resources
As of September 30, 2011, we had $10.2 million of cash and equivalents, excluding $10.6 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.
Our short-term liquidity requirements primarily consist of funds needed for future distributions to stockholders and holders of our operating partnership units, interest expense, operating costs, including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain recurring and non-recurring capital expenditures, including costs relating to the redevelopment and development of data center space during the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established for certain future payments, the remaining net proceeds from our IPO and by incurring additional indebtedness, including by drawing on our revolving credit facility.
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

Indebtedness
A summary of outstanding indebtedness as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2011	2010
Senior secured credit facility	(1)	September 28, 2013	$—	$—
427 S. LaSalle -	LIBOR plus 0.60% (0.83% and 0.86% at September 30, 2011 and December 31, 2010)	March 9, 2012	25,000	25,000
Senior mortgage loan
427 S. LaSalle — Subordinate mortgage loan	LIBOR plus 2.95% (3.21% at December 31, 2010)	N/A	—	5,000
427 S. LaSalle -	LIBOR plus 4.83% (5.09% at December 31, 2010)	N/A	—	10,000
Mezzanine loan
55 S. Market	LIBOR plus 3.50% (3.73% and 3.76% at September 30, 2011 and December 31, 2010)(2)	October 9, 2012(3)	60,000	60,000
12100 Sunrise Valley	LIBOR plus 2.75% (2.98% and 3.01% at September 30, 2011 and December 31, 2010)(2)	June 1, 2013	25,501	25,560

Total principal outstanding			110,501	125,560

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans			—	(687)

Total indebtedness			$110,501	$124,873

(1)
At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 350 basis points to 400 basis points, depending on our leverage ratio, or (ii) a base rate plus 250 basis points to 300 basis points.

(2)
In October 2010, we entered into an interest rate swap agreement with respect to 55 S. Market and an interest rate cap agreement with respect to 12100 Sunrise Valley, each as a cash flow hedge for interest incurred by these LIBOR based loans.

(3)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.
Senior Secured Credit Facility
In conjunction with our IPO and formation transactions, our Operating Partnership entered into a $110.0 million senior secured revolving credit facility with a group of lenders for which KeyBank National Association acts as the administrative agent. The revolving credit facility is unconditionally guaranteed on an unsecured basis by CoreSite Realty Corporation. CoreSite, L.P. acts as the parent borrower and its subsidiaries that own the real estate properties known as 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the facility, and such real estate properties provide security for the facility. Each of the parent borrower and the subsidiary borrowers are liable under the facility on a joint and several basis. The facility has an initial maturity date of September 28, 2013 with a one-time extension option, which, if exercised, would extend the maturity date to March 28, 2014. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the $110.0 million facility and certain other customary conditions. As of September 30, 2011, the Company has not drawn any funds under the facility.
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
The total amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraised value of our properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of September 30, 2011, $101.3 million was available for us to borrow under the facility. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:
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

427 S. LaSalle
As of September 30, 2011, the 427 S. LaSalle property had a senior mortgage loan payable of $25.0 million which matures on March 9, 2012. This loan is secured by deeds of trust on the property and requires payments of interest only until maturity. The mortgage requires ongoing compliance by us with various nonfinancial covenants. As of September 30, 2011, the Company was in compliance with the covenants.
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
55 S. Market
As of September 30, 2011, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of September 30, 2011, the Company was in compliance with the covenants.
On October 7, 2010, the Company entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.
12100 Sunrise Valley
As of September 30, 2011, the 12100 Sunrise Valley property had a mortgage loan payable of $25.5 million. We may make additional draws of up to $6.4 million to fund specified construction under the loan agreement for a maximum total borrowing of $31.9 million. On October 24, 2011, the Company drew the remaining $6.4 million to fund construction activities at 12100 Sunrise Valley. The mortgage loan payable is secured by 12100 Sunrise Valley and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided the Company meets certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of September 30, 2011, the Company was in compliance with all covenants.
On October 8, 2010, the Company purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.
Debt Maturities
The following table summarizes our debt maturities as of September 30, 2011 (in thousands):

Year
Remainder of 2011	$63
2012	85,249
2013	25,189

Total	$110,501

Commitments and Contingencies
The following table summarizes our contractual obligations as of September 30, 2011, including the maturities and scheduled principal repayments of indebtedness (in thousands):

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$4,218	$17,044	$17,457	$17,742	$17,620	$44,255	$118,336
Credit Facility	—	—	—	—	—	—	—
Mortgages payable	63	85,249	25,189	—	—	—	110,501
Construction contracts	17,629	—	—	—	—	—	17,629
Other (1)	2,478	4,750	1,384	261	157	1,029	10,059

Total	$24,388	$107,043	$44,030	$18,003	$17,777	$45,284	$256,525

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts, telecommunications leases and insurance premiums.
Off-Balance Sheet Arrangements
As of September 30, 2011, our Company did not have any off-balance sheet arrangements.
Related Party Transactions
We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of the Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was less than $0.1 million and less than $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net income (loss)	$263	$(5,106)	$(11,241)	$(5,070)
Real estate depreciation and amortization	15,738	4,852	52,366	11,747

FFO	$16,001	$(254)	$41,125	$6,677

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

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this standard effective September 30, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
As of September 30, 2011, we had $110.5 million of consolidated indebtedness that bore interest at variable rates. $25.0 million and $25.0 million of our consolidated indebtedness is hedged against LIBOR interest rate increases above 7.24% and 2.0%, respectively. In addition, we entered into a swap agreement that effectively fixed the interest rate on $60.0 million of consolidated indebtedness under our 55 S. Market mortgage at 4.01% through the maturity date of such indebtedness.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) would decrease future earnings and cash flows by less than $0.5 million annually. If interest rates were to decrease 1%, the decrease in interest expense (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) on the variable rate debt would be less than $0.5 million annually. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments.
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
As of September 30, 2011, the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer against the Company in his complaint and the allegations by the Company against him in its counterclaims have also been previously reported. The Company continues to believe that this litigation will not have a material adverse effect on its business, financial position or liquidity.
One of our former customers, Add2Net, Inc., brought an action against us in April of 2009 before the American Arbitration Association in California asserting claims of breach of contract, unfair business practices, negligent misrepresentation and fraudulent inducement. Add2Net alleges that it has suffered damages of approximately $3.5 million, consisting of license and service fees paid to us, loss of business income and equipment damage, and seeks attorney’s fees and punitive damages. We have counterclaimed for breach of contract and bad faith dealing on account of $1.25 million in unpaid license and service fees, plus attorney’s fees. We believe that we have valid defenses to Add2Net’s claims and that our claims for unpaid license and service fees are valid and justified. We intend to vigorously defend the claims against us and pursue the counterclaims for our unpaid license and service fees.
Because the arbitration is still in the discovery stage, the cost of the litigation and its ultimate resolution are not estimable at this time. Based on the information currently available, however, we do not believe that it will have a material adverse effect on our business, financial position or liquidity.
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
On September 22, 2010, our registration statement on Form S-11 (File No. 333-166810), relating to our initial public offering, was declared effective by the SEC. We intend to use the remainder of the net proceeds from the offering to redevelop and develop additional data center space and for general corporate purposes. During the quarter ended September 30, 2011, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon any exception from registration requirements of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	Reserved

ITEM 5.	Other Information
On September 28, 2011, we filed a resale registration statement on Form S-3 with the United States Securities and Exchange Commission, or SEC. This registration statement relates to the possible issuance of up to 26,165,000 shares of our common stock in exchange for units representing common limited partnership interests (“partnership units”) in our Operating Partnership, upon any redemption by one or more of the selling stockholders named in the prospectus that forms a part of the registration statement (the “prospectus”), and, following any such issuance, the possible resale by such selling stockholders from time to time of some or all of such shares so issued.
The 26,165,000 units that may be redeemed were issued to the selling stockholders, certain real estate funds affiliated with The Carlyle Group, as part of the restructuring transactions that were effected on September 28, 2010 in connection with our initial public offering. We registered the resale of the applicable shares of our common stock to provide the selling stockholders with freely tradable securities pursuant to our contractual obligations under a registration rights agreement entered into with the selling stockholders concurrently with the consummation of our initial public offering.
At September 28, 2011, as the sole general partner of our Operating Partnership, we owned approximately 43% of the total outstanding partnership units. DBD Investors V, L.L.C. and TCG Holdings, L.L.C., the selling stockholders named in the prospectus, beneficially owned 25,275,389 and 889,611 partnership units, respectively, or collectively approximately 57% of the total outstanding partnership units.
The registration of the resale by the selling stockholders of the shares of common stock covered by the prospectus does not necessarily mean that any of the holders of partnership units will redeem their units, that upon any such redemption we will elect, in our discretion, to exchange some or all of the partnership units for shares of common stock in lieu of cash or that any shares of common stock received in exchange for partnership units will be resold by the selling stockholders.
On September 28, 2011, we also filed with the SEC a registration statement using a “shelf” registration process. Under this process, we may sell debt securities, common stock, preferred stock, depository shares, warrants, rights and units in one or more offerings up to a total dollar amount of $800,000,000. The prospectus that forms a part of the registration statement provides a general description of the securities we may offer. At such time we offer securities, if at all, we will provide a prospectus supplement containing specific information about the terms of the applicable offering.
Registration Statements relating to these securities have been filed with the SEC. The information contained in this Quarterly Report shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

ITEM 6.	Exhibits

Exhibit
No.	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Amended and Restated Bylaws of CoreSite Realty.(1)
10.1	Limited Partnership Agreement of CoreSite, L.P.(3)
10.2	Form of 2010 Equity Incentive Plan.(1)*
10.3	Form of 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Plan Restricted Stock Agreement.(1)*
10.6	Form of 2010 Equity Incentive Plan Restricted Stock Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite Realty Corporation and Thomas M. Ray.(1)*
10.8	Employment Agreement between CoreSite Realty Corporation and Jeffrey S. Finnin.(4)*
10.9	Employment Agreement between CoreSite Realty Corporation and Derek McCandless.(5)*
10.10	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.11	Registration Rights Agreement.(3)
10.12	Tax Protection Agreement.(3)
10.13	Contribution Agreement.(3)
10.14	Lease Agreement between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	Lease Agreement between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)

Exhibit
No.	Description
10.16	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.17	Form of Restricted Stock Agreement.(1)*
10.18	Form of Restricted Unit Agreement.(1)*
10.19	Form of Management Rights Agreement.(1)*
10.20	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.21	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*
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

CORESITE REALTY CORPORATION
Date: November 4, 2011	By:	/s/ Thomas M. Ray
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