Form 10-K
period 2011-12-31
CoreSite Realty Corp
filed 2012-02-24
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                     To

Commission file number 001-34877

CoreSite Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	27-1925611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 17th Street, Suite 800
Denver, CO	80265
(Address of principal executive offices)	(Zip Code)

(866) 777-2673

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $215.9 million as of June 30, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter. For purpose of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 5% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2012, there were 20,748,396 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2012 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (this “Annual Report”), together with other statements and information publicly disseminated by our company contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

In addition, important factors that could cause actual results to differ materially from the forward-looking statements include the risk factors in Item 1A. “Risk Factors” and elsewhere in this Annual Report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they might affect us. We assume no obligation to update any forward-looking statements after the date of this Annual Report, except as required by applicable law. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

When we use the terms “we,” “us,” “our,” “the Company” and “our company” in this Annual Report, we are referring to CoreSite Realty Corporation, a Maryland corporation, together with our consolidated subsidiaries, including CoreSite, L.P., a Maryland limited partnership of which we are the sole general partner and which we refer to as “our Operating Partnership.”

PART I

ITEM 1.	BUSINESS

The Company

We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010. While we initially elected to be treated as an S corporation for federal income tax purposes, we terminated our S corporation status shortly before completion of our initial public offering of common stock on September 23, 2010 (the “IPO”), thereby ending the S corporation tax year, and have elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our partial taxable year ending on December 31, 2010. We also conduct certain activities through our taxable REIT subsidiary (“TRS”), CoreSite Services, Inc., a Delaware corporation.

Our corporate offices are located at 1050 17th Street, Suite 800, Denver, CO 80265. Our telephone number is (866) 777-2673. Our website is www.coresite.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report.

Our Initial Public Offering and Formation

On September 28, 2010, we closed on our IPO and completed the following transactions:

•	We issued 19,435,000 shares of our common stock in exchange for proceeds of $289.2 million net of underwriter discounts and commissions of $21.8 million;

•

As part of our formation transactions, our Operating Partnership acquired 100% of the ownership interests in the various entities that owned our “Predecessor,” comprised of the real estate activities and interconnection services of four of our operating properties, 1656 McCarthy, 32 Avenue of the Americas, 12100 Sunrise Valley and 70 Innerbelt, as well as the Coronado-Stender Business Park, from certain real estate funds (the “Funds”) affiliated with The Carlyle Group (“Carlyle”), in exchange for 14,797,755 Operating Partnership units, or $236.8 million in value based on the $16.00 per share IPO price for our common stock;

•

Our Operating Partnership also acquired 100% of the ownership interests in the entities that owned the “CoreSite Acquired Properties,” comprised of the continuing real estate operations at 55 S. Market, One Wilshire, 1275 K Street, 900 N. Alameda, 427 S. LaSalle, 2115 NW 22nd Street, and 1050 17th Street, a non-revenue generating property that we lease for our corporate headquarters, as well as CoreSite, LLC, our management company, from the Funds and their affiliates in exchange for 19,802,245 Operating Partnership units, or $316.8 million in value based on the $16.00 per share IPO price;

•

Concurrently with the closing of the IPO, we used a portion of the cash proceeds from the IPO to purchase from the Funds and their affiliates 8,435,000 Operating Partnership units for an aggregate purchase price of $125.5 million; and

•	We purchased an additional 11,000,000 newly issued Operating Partnership units from our Operating Partnership for a purchase price of $163.7 million.

Our Business

We are a fully integrated, self-administered, and self-managed real estate investment trust. Through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami.

Data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission-critical equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks and exchange traffic with each other. Our data centers feature advanced power, cooling and security systems, including twenty-four hours a day, seven days a week security staffing, and many are points of dense network interconnection. We are able to satisfy the full spectrum of our customers’ data center requirements by providing data center space ranging in size from an entire building or large dedicated suites to a cage or cabinet. We lease our space to a broad and growing customer base ranging from enterprise customers to less space-intensive, more network-centric customers. Our operational flexibility allows us to selectively lease data center space to its highest and best use depending on customer demand, regional economies and property characteristics. Through our taxable REIT subsidiary, we also provide certain services to tenants including cross connection and build-out services.

The first data center in our portfolio was purchased in 2000 and since then we have continued to acquire, redevelop, develop and operate these types of facilities. Our properties are self-managed, including with respect to construction project management in connection with our redevelopment and development initiatives. As of December 31, 2011, our property portfolio included 12 operating data center facilities and one development site, which collectively comprise over 2.0 million net rentable square feet (“NRSF”), of which over 1.0 million NRSF is existing data center space.

Our Competitive Strengths

We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the growing demand for data center space and interconnection services, and thereby grow our cash flow.

High Quality Data Center Portfolio. As of December 31, 2011, our property portfolio included 12 operating data center facilities and one development site. Much of our data center portfolio has been recently constructed. Specifically, since the year 2000, we have redeveloped or developed our entire data center portfolio. Our facilities have advanced power and cooling infrastructure with additional power capacity to support continued growth.

Significant Network Density. Many of our data centers are points of dense network interconnection that provide our customers with valuable networking opportunities that help us retain existing customers and attract new ones. We believe that the network connectivity at these data centers provides us with a significant competitive advantage because network-dense facilities offering high levels of connectivity typically take many years to establish. Our portfolio houses over 220 unique network providers, which includes over 110 unique network providers at our One Wilshire property. To facilitate access to these networking opportunities, we provide services enabling interconnection among our data center customers including private cross connections and publicly switched peering services. Our private cross connection services entail installing fiber, or other connection media, between two customer spaces. Our publicly-switched peering services allow our customers to exchange digitalized information with each other by connecting to our Any2 Exchange ® networking switch. Currently, we have over 15,000 interconnections across our portfolio.

Expansion Capability. By leasing readily available data center space and expanding our operating data center space, we anticipate that we will be able to meet the growing demand from our existing and prospective customers. Our data center facilities currently have 180,483 NRSF of space readily available for lease. We also have the ability to expand our operating data center square footage by approximately 88.4%, or 936,390 NRSF, through the development or redevelopment of (1) 126,106 NRSF space under construction, (2) 465,034 NRSF of vacant space, and (3) 345,250 NRSF of new data center space on land that we currently own at our Coronado-Stender Business Park.

Facilities in Key Markets. Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets. As of December 31, 2011, over 83% of our leased operating NRSF, accounting for over 89% of our annualized rent, was located in five of the six North American markets that we view as markets of high data center demand. Our data centers are located in Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami. These locations offer access to the abundant power required to run and cool the facilities. Many of our facilities are also situated in close proximity to hundreds of businesses and corporations, which drives demand for our data center space and interconnection services. We expect to continue benefitting from this proximity as customers seek new, high-quality data center space in our markets.

Diversified Customer Base. We have a diverse, global base of over 700 customers, which we believe is a reflection of our strong reputation and proven track record, as well as our customers’ trust in our ability to house their mission-critical applications and vital communications technology. As of December 31, 2011, one customer represented 11.5% of our annualized rent and our top ten customers represented 35.6% of our annualized rent. Our diverse customer base spans many industries and includes:

•

Domestic and International Telecommunications Carriers: AT&T Inc., Verizon Communications Inc., Comcast Corporation, Time Warner Cable Inc., China Mobile Limited, China Unicom (Hong Kong) Limited, British Telecom (BT Group Plc.), Level 3, Abovenet, Corp., Japan Telecom Co., Ltd., Korea Telecom Corporation, Singapore Telecom Ltd., Sprint Nextel Corporation, Tata Communications Ltd., and Telmex U.S.A., L.L.C.;

•

Content and Media Entertainment Providers: Facebook, Inc., Google Inc., Microsoft Corporation, Akamai Technologies, Inc., CDNetworks Co. Ltd., DreamWorks Animation SKG, Inc., NBC Universal Inc., Sony Pictures Imageworks Inc. and Warner Brothers Entertainment, Inc.;

•	Cloud Providers: Amazon, Computer Science Corporation, SoftLayer Technologies, Inc. Logicworks, Layered Technologies, Inc., Hewlett-Packard, Nirvanix Inc.; and

•

Enterprise, Financial, Educational Institutions and Government Agencies: the Government of the District of Columbia, Macmillan Inc., The NASDAQ OMX Group, Inc. and the University of Southern California.

Experienced Management Team. Our management team has significant experience in the collocation and data center industries. Notably, our Chief Executive Officer has over 23 years of experience in the acquisition, financing and operation of commercial real estate, which includes over 12 years in the data center industry and six years at publicly traded REITs. Additionally, our Chief Financial Officer has approximately 24 years of financial experience, including five years with a publicly traded REIT where he served as Managing Director and Chief Accounting Officer and 18 years in public accounting with significant history as a partner with KPMG and Arthur Andersen, where he served as the Partner in charge of the real estate and financial services practices in Denver, Colorado.

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2011, we had approximately $121.9 million of total long-term debt equal to approximately 14.0% of the undepreciated book value of our total assets. In addition, as of December 31, 2011, we had $6.6 million of cash available on our balance sheet and the ability to borrow up to an additional $144.5 million under our revolving credit facility, subject to satisfying certain financial covenants, which we currently meet. Subsequent to December 31, 2011, our borrowing capacity increased to $202.5 million and our current availability increased to $158.6 million due to the repayment of the senior mortgage loan secured by our 427 S. LaSalle property and the addition of this property to our credit facility borrowing base. We believe this available capital will be sufficient to fund our general corporate needs, including the completion of 126,106 NRSF of data center space under construction as of December 31, 2011, and the redevelopment or development of an additional 27,500 NRSF of space prior to December 31, 2012.

Business and Growth Strategies

Our business objective is to continue growing our position as a provider of strategically located data center space in North America. The key elements of our strategy are as follows:

Increase Cash Flow of Our In-Place Data Center Space. We actively manage and lease our properties to increase cash flow by:

•

Increasing the Network Density in our Facilities. During the year ended December 31, 2011, we increased our customer count to over 700 customers compared to approximately 630 customers as of December 31, 2010, an increase of approximately 11%. As more customers locate in our facilities, it benefits their business partners to colocate as well in order to gain the full economic and performance benefits of our interconnection services. This ecosystem of customers continues to drive new and existing customer growth and in turn increases the volume of interconnection services and the number of value-add power services such as breakered AC and DC primary and redundant power.

•

Leasing up Available Space. We have the ability to increase both our revenue and our revenue per square foot by leasing additional space and power to new and existing data center customers. As of December 31, 2011, substantially all of our data center facilities offered our customers the ability to increase their square footage under lease as well as the amount of power they use per square foot. In total, our existing data center facilities have 180,483 NRSF of space currently available for lease. We believe this space, together with available power, enables us to generate incremental revenue within our existing data center footprint without necessitating extensive capital expenditures.

Capitalize on Embedded Expansion Opportunities. Our portfolio includes 478,674 NRSF of vacant space that can be redeveloped into data center space. We believe that redevelopment provides attractive risk-adjusted returns because by leveraging existing in-place infrastructure and entitlements we are typically able to deliver redevelopment space at a lower cost and faster time-to-market than ground-up development. In many cases we are able to strategically deploy capital by redeveloping space in incremental phases to meet customer demand.

In addition to our redevelopment space, as of December 31, 2011, our portfolio included the Coronado-Stender Business Park, a 15.75-acre property housing seven buildings in Santa Clara, California. The Coronado-Stender Business Park currently includes:

•

2901 Coronado, a 50,000 NRSF data center on 3.14 acres, representing the first phase of our development at the Coronado-Stender Business Park, which we completed during the second quarter of 2010. During March 2010, we fully leased this space to Facebook, Inc. which expires in 2016 and 2017;

•

2972 Stender, a 50,400 NRSF data center on 3.51 acres, which represents the second data center building in our development at the Coronado-Stender Business Park. We have completed construction on 18,116 NRSF of data center space at this property, and are under construction on an additional 32,284 NRSF of data center space. We have also completed development of an incremental 50,600 NRSF of unconditioned core and shell space to be held for potential future development into data center space, for a total of up to 101,000 NRSF of data center space;

•

the Coronado-Stender Properties, a 9.1 acre development site with five buildings consisting of 115,560 NRSF of office and light-industrial operating space and 13,640 NRSF of vacant space on land held for development, portions of which generate revenue under short-term leases. This development site currently provides us with the ability to develop additional data center space in one of the fastest growing and most important data center markets in North America. We have approvals and the ability to develop up to 345,250 NRSF of data center space at this property.

The following table summarizes the redevelopment and development opportunities throughout our portfolio as of December 31, 2011.

Redevelopment NRSF

	XX	XX	XX	XX	XX	XX	XX	XX	XX
	Currently Vacant				Currently Operating
Facilities	Under Construction(1)	Near- Term(2)	Long- Term	Total	Near- Term(2)	Long- Term	Total	Incremental Entitled	Total
Los Angeles
900 N. Alameda(3)	—	12,500	256,933	269,433	—	—	—	—	269,433

Los Angeles Total	—	12,500	256,933	269,433	—	—	—	—	269,433
San Francisco Bay
2972 Stender(4)	32,284	—	50,600	82,884	—	—	—	—	82,884

San Francisco Bay Total	32,284	—	50,600	82,884	—	—	—	—	82,884
Northern Virginia
12100 Sunrise Valley(5)	64,561	—	—	64,561	—	—	—	—	64,561

Northern Virginia Total	64,561	—	—	64,561	—	—	—	—	64,561
Boston
70 Innerbelt(3)	—	15,000	96,313	111,313	—	—	—	—	111,313
Chicago
427 S. LaSalle	29,261	—	20,241	49,502	—	—	—	—	49,502
Miami
2115 NW 22nd Street	—	—	13,447	13,447	—	—	—	—	13,447

Total Redevelopment	126,106	27,500	437,534	591,140	—	—	—	—	591,140

Development NRSF
San Francisco Bay
Coronado-Stender Properties(6)	—	—	13,640	13,640	—	115,560	115,560	216,050	345,250

Total Development	—	—	13,640	13,640	—	115,560	115,560	216,050	345,250

Total Facilities	126,106	27,500	451,174	604,780	—	115,560	115,560	216,050	936,390

*	Indicates properties in which we hold a leasehold interest.

(1)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.

(2)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after December 31, 2011 but prior to December 31, 2012.

(3)	The NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(4)	We have completed construction on 18,116 NRSF of data center space at this property, and are under construction on an additional 32,284 NRSF of data center space. We have also completed development of an incremental 50,600 NRSF of unconditioned core and shell space to be held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

(5)	The remaining 64,561 NRSF of vacant space is being redeveloped into data center space in two phases and will deliver across the first quarter of 2012.

(6)	We are entitled to develop up to 345,250 NRSF of data center space at this property, or an incremental 216,050 NRSF, which is in addition to the leased and vacant NRSF existing at the property.

Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets. We opportunistically evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent redevelopment or development which requires significant capital expenditures. We will also continue to implement the “hub-and-spoke strategy” that we have successfully deployed in our three largest markets, namely the Los Angeles, San Francisco Bay and Northern Virginia markets. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our “hub-and-spoke strategy,” we typically rely on third-party providers of network connectivity to establish highly reliable network connectivity within and between certain of our data centers, but we are not substantially dependent upon any one such service provider.

Leverage Existing Customer Relationships and Reach New Customers. Our strong customer and industry relationships, combined with our national footprint and sales force, afford us insight into the size, timing and location of customers’ planned growth. We have historically been successful in leveraging this market visibility to expand our footprint and customer base in existing and new markets. We intend to continue to strengthen our relationship with existing customers and to expand and diversify our customer base by targeting growing customers and segments, such as domestic and international telecommunications carriers content and media entertainment providers, cloud providers, enterprise customers, financial and educational institutions and government agencies.

Our Portfolio

As of December 31, 2011, our property portfolio included 12 operating data center facilities and one development site, which collectively comprise over 2.0 million NRSF, of which approximately 1.1 million NRSF is existing data center space. These properties include 258,236 NRSF of space readily available for lease, of which 180,483 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at December 31, 2011, and including currently operating space targeted for future redevelopment, we own land and buildings sufficient to develop or redevelop 936,390 square feet of data center space, comprised of (1) 126,106 NRSF of data center space currently under construction, (2) 465,034 NRSF of office and industrial space currently available for redevelopment, and (3) 345,250 NRSF of new data center space that can be developed on land that we currently own at our Coronado-Stender Business Park. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.

The following table provides an overview of our new and expansion data center leasing activity (in NRSF) during the year ended December 31, 2011:

	Three Months Ended:
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
New and expansion leases signed but not yet commenced at beginning of period	28,974	39,079	32,626	32,786
New and expansion leases signed during the period	35,461	28,553	29,853	41,652
New and expansion leases signed during the period which have commenced	(22,824)	(12,485)	(9,436)	(22,649)
New and expansion leases signed in previous periods which commenced during the period	(16,040)	(26,173)	(13,964)	(19,163)

Total leases signed but not yet commenced at end of period	25,571	28,974	39,079	32,626

The following table provides an overview of our properties as of December 31, 2011:

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
			NRSF
			Operating(1)
			Data Center(2)		Office and Light- Industrial(3)		Total		Redevelopment and Development(4)
Market/Facilities	Acquisition Date(5)	Annualized Rent ($000)(6)	Total	Percent Leased(7)	Total	Percent Leased(7)	Total(8)	Percent Leased(7)	Under Construction(9)	Vacant	Total	Total Portfolio
Los Angeles
One Wilshire*	Aug. 2007	$22,180	157,588	68.1%	7,500	57.5%	165,088	67.6%	—	—	—	165,088
900 N. Alameda	Oct. 2006	10,765	156,366	77.4	8,360	26.2	164,726	74.8	—	269,433	269,433	434,159

Los Angeles Total		32,945	313,954	72.7	15,860	39.6	329,814	71.1	—	269,433	269,433	599,247
San Francisco Bay
55 S. Market	Feb. 2000	12,052	84,045	92.1	206,255	90.2	290,300	90.8	—	—	—	290,300
2901 Coronado	Feb. 2007	9,085	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
1656 McCarthy	Dec. 2006	7,761	76,676	90.1	—	—	76,676	90.1	—	—	—	76,676
Coronado-Stender Properties(10)	Feb. 2007	939	—	—	115,560	82.5	115,560	82.5	—	13,640	13,640	129,200
2972 Stender(11)	Feb. 2007	928	18,116	56.1	—	—	18,116	56.1	32,284	50,600	82,884	101,000

San Francisco Bay Total		30,765	228,837	90.3	321,815	87.5	550,652	88.6	32,284	64,240	96,524	647,176
Northern Virginia
12100 Sunrise Valley	Dec. 2007	15,149	137,669	93.8	60,539	71.4	198,208	87.0	64,561	—	64,561	262,769
1275 K Street*	June 2006	1,770	22,137	71.5	—	—	22,137	71.5	—	—	—	22,137

Northern Virginia Total		16,919	159,806	90.7	60,539	71.4	220,345	85.4	64,561	—	64,561	284,906
Boston
70 Innerbelt	Apr. 2007	8,781	148,795	87.3	13,063	34.2	161,858	83.0	—	111,313	111,313	273,171
Chicago
427 S. LaSalle	Feb. 2007	7,724	128,906	92.8	4,946	56.9	133,852	91.5	29,261	20,241	49,502	183,354
New York
32 Avenue of the Americas*	June 2007	4,942	48,404	64.7	—	—	48,404	64.7	—	—	—	48,404
Miami
2115 NW 22nd Street	June 2006	1,753	30,176	58.7	1,641	100.0	31,817	60.8	—	13,447	13,447	45,264

Total Facilities		$103,829	1,058,878	83.0%	417,864	81.4%	1,476,742	82.5%	126,106	478,674	604,780	2,081,522

*	Indicates properties in which we hold a leasehold interest.

(1)	Represents the square feet at each building under lease as specified in existing customer lease agreements plus management’s estimate of space available for lease to customers based on engineers’ drawings and other factors, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas. Total NRSF at a given facility includes the total operating NRSF and total redevelopment and development NRSF, but excludes our office space at a facility and our corporate headquarters.

(2)	Represents the NRSF at each operating facility that is currently leased or readily available for lease as data center space. Both leased and available data center NRSF includes a factor to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build out of our properties.

(3)	Represents the NRSF at each operating facility that is currently leased or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial uses.

(4)	Represents vacant space in our portfolio that requires significant capital investment in order to redevelop or develop into data center facilities. Total redevelopment and development NRSF and total operating NRSF represent the total NRSF at a given facility.

(5)	Reflects date property was acquired by the Funds or their affiliates and not the date of our acquisition upon consummation of our initial public offering. In the case of a leased property, indicates the date the initial lease commenced.

(6)	Represents the monthly contractual rent paid under existing customer leases as of December 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to such lease. On a gross basis, our annualized rent was approximately $110,073,000 as of December 31 2011, which reflects the addition of $6,244,383 in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(7)	Includes customer leases that have commenced as of December 31, 2011. The percent leased is determined based on leased square feet as a proportion of total operating NRSF. The percent leased for data center space, office and light industrial space, and space in total would have been 85.3%, 81.5%, and 84.3%, respectively, if all leases signed in current and prior periods had commenced.

(8)	Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.

(9)	Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable. All of the 126,106 NRSF under construction as of December 31, 2011, was data center space.

(10)	The Coronado-Stender Business Park became entitled for our proposed data center development upon receipt of the mitigated negative declaration from the city of Santa Clara in the first quarter of 2011. We have the ability to develop 345,250 NRSF of data center space at this property, which is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space completed or under construction at 2972 Stender.

(11)	We have completed construction on 18,116 NRSF of data center space at this property, and are under construction on an additional 32,284 NRSF of data center space. We have also developed an incremental 50,600 NRSF of unconditioned core and shell space to be held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

Capital Expenditures

During the year ended December 31, 2011, we spent approximately $114.9 million on redevelopment and development projects, which included indirect costs of approximately $2.8 million. Capitalized interest comprised approximately $1.6 million of the total indirect costs capitalized for the year ended December 31, 2011.

Of the total $114.9 million spent during 2011, approximately $47.0 million related to the development of our 2972 Stender property. During 2011, we completed construction of the core and shell building and placed our first computer room into service, which increased our operating data center space by 18,116 NRSF. We estimate the remaining computer rooms will cost an additional $15.7 million to construct.

Also during 2011, we spent approximately $35.9 million on our redevelopment project at 12100 Sunrise Valley. Of the $35.9 million spent on redevelopment at 12100 Sunrise Valley, approximately $7.9 million was related to the completion of two computer rooms, which increased our operating data center space by 19,241 NRSF. The remaining $28.0 million, which was spent during 2011, plus an estimated $7.7 million to be spent in 2012 is scheduled to be placed into service during the first quarter of 2012 adding approximately 64,561 NRSF of operating data center space.

The remaining $32.0 million spent during 2011 on redevelopment and development projects primarily related to the construction of computer rooms across several of our properties.

The following table shows the December 31, 2011 operating statistics for space that was leased and available to be leased as of June 30, 2010 at each of our properties, and excludes space for which development or redevelopment was completed and became available to be leased after June 30, 2010 (the June 30, 2010 same store pool). For comparison purposes, the operating activity totals as of December 31, 2010 and June 30, 2010, for this space are provided at the bottom of this table.

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
			Operating NRSF
			Data Center		Office and Light-Industrial		Total
Market/Facilities	Acquisition Date	Annualized Rent ($000)	Total	Percent Leased	Total	Percent Leased	Total	Percent Leased
Los Angeles
One Wilshire*	Aug. 2007	$22,180	157,588	68.1%	7,500	57.5%	165,088	67.6%
900 N. Alameda	Oct. 2006	9,973	127,740	87.6	8,360	23.5	136,100	83.7

Los Angeles Total		32,153	285,328	76.8	15,860	39.6	301,188	74.9
San Francisco Bay
55 S. Market	Feb. 2000	12,052	84,045	92.1	206,255	90.2	290,300	90.8
2901 Coronado	Feb. 2007	9,084	50,000	100.0	—	—	50,000	100.0
1656 McCarthy	Dec. 2006	7,761	71,847	96.2	—	—	71,847	96.2
Coronado-Stender Properties	Feb. 2007	684	—	—	78,800	74.3	78,800	74.3
2972 Stender	Feb. 2007	—	—	—	—	—	—	—

San Francisco Bay Total		29,581	205,892	95.4	285,055	85.8	490,947	89.9
Northern Virginia
12100 Sunrise Valley	Dec. 2007	13,453	116,499	98.3	38,350	92.7	154,849	96.9
1275 K Street*	June 2006	1,770	22,137	71.5	—	—	22,137	71.5

Northern Virginia Total		15,223	138,636	94.0	38,350	92.7	176,986	93.7
Boston
70 Innerbelt	Apr. 2007	7,183	119,567	99.1	2,024	100.0	121,591	97.4
Chicago
427 S. LaSalle	Feb. 2007	7,678	128,906	92.8	—	—	128,906	92.8
New York
32 Avenue of the Americas*	June 2007	4,942	48,404	64.7	—	—	48,404	64.7
Miami
2115 NW 22nd Street	June 2006	1,753	30,175	58.7	1,641	100.0	31,816	60.8

Total Facilities at December 31, 2011(1)		$98,513	956,908	87.1%	342,930	84.6%	1,299,838	86.3%

Total Facilities at December 31, 2010		$89,225		83.1%		83.1%		83.1%

Total Facilities at June 30, 2010		$85,695		82.4%		78.2%		81.3%

*	Indicates properties in which we hold a leasehold interest.

(1)	The percent leased for data center space, office and light industrial space, and space in total would have been 87.7%, 84.7%, and 86.7%, respectively, if all leases signed in current and prior periods had commenced.

Customer Diversification

As of December 31, 2011, our portfolio was leased to over 700 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of December 31, 2011:

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
							Weighted
							Average
				Percentage		Percentage	Remaining
		Number	Total	of Total	Annualized	of	Lease
		of	Leased	Operating	Rent	Annualized	Term in
	Customer	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Facebook, Inc.	3	74,091	5.0%	$11,902	11.5%	45
2	Computer Sciences Corporation	2	45,077	3.1	4,486	4.3	70
3	General Services Admin - IRS*(6)	1	141,774	9.5	3,770	3.6	16
4	Akamai Technologies	5	31,950	2.2	3,762	3.6	13
5	Nuance Communications	1	25,404	1.7	3,233	3.1	78
6	Verizon Communications	7	74,048	5.0	2,535	2.4	41
7	Gov’t of District of Columbia	2	16,646	1.1	2,201	2.1	33
8	Tata Communications	2	18,476	1.3	1,867	1.8	94
9	NBC Universal	1	11,294	0.8	1,718	1.7	7
10	Telmex USA	1	2,500	0.2	1,530	1.5	15

	Total/Weighted Average		441,260	29.9%	$37,004	35.6%	41

*	Denotes customer using space for general office purposes.

(1)	Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2011. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of December 31, 2011, consisted of 1,476,742 NRSF.

(3)	Represents the monthly contractual rent paid under existing customer leases as of December 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2011, which was approximately $103,829,000.

(5)	Weighted average based on percentage of total annualized rent expiring and is as of December 31, 2011.

(6)	The data presented represents an interim lease in place that expires in May 2012. Upon expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence. That lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
	of	of All	NRSF of	Operating	Rent	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available(5)		—%	258,236	17.5%	$—	—%
1,000 or less	960	85.7	161,888	11.0	28,535	27.5
1,001 - 2,000	54	4.8	77,735	5.3	8,921	8.6
2,001 - 5,000	65	5.8	193,795	13.0	18,919	18.2
5,001 - 10,000	18	1.6	124,348	8.4	10,448	10.1
10,001 - 25,000	17	1.5	309,873	21.0	26,190	25.2
Greater than 25,000	6	0.6	350,867	23.8	10,816	10.4

Portfolio Total	1,120	100.0%	1,476,742	100.0	$103,829	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light-industrial leases.

(2)	Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(3)	Represents the square feet at a building under lease as specified in the lease agreements plus management’s estimate of space available for lease to third parties based on engineer’s drawings and other factors, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(4)	Represents the monthly contractual rent paid under existing customer leases as of December 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Excludes approximately 604,780 vacant NRSF held for redevelopment or under construction at December 31, 2011.

Lease Expirations

The following table sets forth a summary schedule of the expirations for leases in place as of December 31, 2011, plus available space for each of the ten full calendar years beginning January 1, 2012 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
Year of Lease Expiration	Number of Leases Expiring(1)	Total Operating NRSF of Expiring Leases	Percentage of Total Operating NRSF	Annualized Rent ($000)(2)	Percentage of Annualized Rent	Annualized Rent Per Leased NRSF(3)	Annualized Rent at Expiration ($000)(4)	Annualized Rent Per Leased NRSF at Expiration(5)
Available as of December 31, 2011(6)	—	258,236	17.5%	$—	—%	$—	$—	$—
2012(7)	498	412,529	27.9	33,888	32.6	82.15	34,083	82.62
2013	231	179,164	12.1	18,089	17.4	100.97	18,917	105.59
2014	210	118,825	8.1	15,337	14.8	129.07	18,592	156.47
2015	42	83,014	5.6	4,701	4.5	56.63	7,035	84.74
2016(8)	85	161,852	11.0	11,108	10.7	68.63	13,296	82.15
2017	26	47,725	3.2	7,472	7.2	156.56	9,164	192.01
2018	9	79,341	5.4	8,100	7.8	102.09	10,146	127.89
2019	3	80,466	5.5	2,174	2.1	27.01	2,469	30.69
2020	3	2,174	0.1	381	0.4	174.94	509	234.00
2021	6	13,773	0.9	726	0.7	52.71	1,357	98.51
2022-Thereafter	7	39,643	2.7	1,853	1.8	46.75	2,461	62.08

Portfolio Total / Weighted Average	1,120	1,476,742	100.0%	$103,829	100.0%	$85.21	$118,029	$96.86

(1)	Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)	Represents the monthly contractual rent paid under existing customer leases as of December 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(3)	Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)	Represents the final monthly contractual rent under existing customer leases as of December 31, 2011 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)	Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(6)	Excludes approximately 604,780 vacant NRSF held for redevelopment or under construction at December 31, 2011.

(7)	Includes an office lease with General Services Administration—IRS, which is an interim lease in place that expires on May 31, 2012. Upon the expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence. The new lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

(8)	Total operating NRSF of expiring leases in 2016 reflects the expiration of half of a 50,000 NRSF lease, the other half of which expires in 2017.

Competition

We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including AT&T Inc., Centurylink Inc., Savvis, Inc., Cincinatti Bell Inc., CyrusOne, L.L.C., Digital Realty Trust, Inc., Dupont Fabros Technology, Inc., Equinix, Inc., Internap Network Services Corporation, Quality Technology Services, SABEY Corporation, Telx Group Inc., and Verizon / Terremark Worldwide, Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, and access to less expensive power, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.

As a developer of data center space and provider of interconnection services, we also compete for the services of key third-party providers of services, including engineers and contractors with expertise in the development of data centers. The competition for the services of specialized contractors and other third-party providers required for the development of data centers is intense, increasing the cost of engaging such providers and the risk of delays in completing our development projects.

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

Americans with Disabilities Act

Our properties must comply with Title III of the American with Disabilities Act, or the ADA, to the extent that such properties are places of “public accommodation” or “commercial facilities” as defined by the ADA. The ADA requires properties that are places of “public accommodation” to, among other things, remove existing barriers to access by persons with disabilities where such removal is readily achievable. The ADA also requires places of “public accommodation” as well as “commercial facilities” undergoing new construction or alterations to conform to the ADA Accessibility Guidelines, which provide design standards that permit accessibility by individuals with disabilities. Further, if entities on our properties offer certain examinations or courses (i.e., those related to applications, licensing, certification, or credentialing for secondary or postsecondary education, professional, or trade purposes), they must be offered in an accessible place and manner or with alternative accessible arrangements. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to those properties to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of monetary damages and civil penalties in lawsuits brought by the Attorney General or an award of attorneys’ fees to private litigants. The obligation to make readily achievable accommodations as required by the ADA is an ongoing one, and we will continue to assess our properties and make alterations as appropriate.

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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption, rental loss, and umbrella liability insurance covering all of the properties in our portfolio augmented by excess liability coverage in an amount that we believe to be appropriate. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas believed to be seismically active. Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits. See “Risk Factors—Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits” in Item 1A. of this Annual Report.

Employees

As of December 31, 2011, we had 224 full-time and part-time employees, of which 135 employees are salaried with the remainder paid on an hourly basis. None of our employees is a member of a labor union and we believe that our relations with employees are good.

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

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this Annual Report.

ITEM 1A.	RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect our company.

Risks Related to Our Business and Operations

Global economic conditions could adversely affect our liquidity and financial condition.

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, high unemployment and declining residential and commercial real estate markets.

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may again be adversely affected in some or all of the markets in which we own properties and conduct our operations. Renewed or increased turbulence in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity or debt capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Our portfolio of properties consists primarily of data centers geographically concentrated in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets may negatively impact our operating results.

Our portfolio of properties consists primarily of data centers geographically concentrated in Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami. These markets comprised 31.7%, 29.6%, 16.3%, 7.4%, 8.5%, 4.8% and 1.7%, respectively, of our annualized rent as of December 31, 2011. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

We have experienced significant losses and we cannot assure you that we will achieve profitability.

For fiscal years 2011, 2010 and 2009, on a consolidated basis, we had net losses of $10.8 million, $12.3 million and $7.0 million, respectively. Our ability to achieve profitability is dependent upon a number of risks and uncertainties, many of which are beyond our control. We cannot assure you that we will be successful in executing our business strategy and become profitable. Our failure to do so could have a material adverse effect on the price of our common stock and our ability to satisfy our obligations, including making payments on our indebtedness. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We face significant competition and may be unable to lease vacant space, renew existing leases or release space as leases expire, which may have a material adverse effect on our business and results of operations.

We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets, including Digital Realty Trust, Inc., Dupont Fabros Technology, Inc., Equinix, Inc., Terremark Worldwide, Inc., Savvis, Inc., Internap Network Services Corporation and Telx Group, Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, or if they offer rental rates below our or current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2011, leases representing 32.6%, 17.4% and 14.8% of our annualized rent will expire during 2012, 2013 and 2014, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re-lease data center space for which leases are scheduled to expire, our business and results of operations could be materially adversely affected.

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

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

We periodically review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in the extent or manner in which the property is being used or expected to be used based on the underwriting at the time of acquisition, or a change in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations.

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

Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our leases. Any such material loss of customers or material liability could adversely affect our results of operations.

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

We do not carry insurance for generally uninsured losses, such as losses from riots, war, terrorist attacks or acts of God. The properties in our portfolio located in California are subject to higher risks from earthquakes and our property in Miami is potentially subject to greater risks arising from tropical storms, hurricanes and floods. Together, these properties represented approximately 63.0% of total annualized rent as of December 31, 2011. While we do carry earthquake, hurricane and flood insurance on our properties, the amount of our insurance coverage may not be sufficient to fully cover such losses. In addition, we may discontinue earthquake, hurricane or flood insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Our top ten customers accounted for an aggregate of approximately 35.6% of our total annualized rent as of December 31, 2011. During the second quarter of 2010, we expanded our relationship with our largest customer, Facebook, Inc. which represented 11.5% of our annualized rent as of December 31, 2011. Of Facebook Inc.’s total 74,091 NRSF under lease, 23,955 NRSF at our 1656 McCarthy property is scheduled to expire in April 2012. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

In addition, our largest customers may choose to develop new data centers or expand existing data centers of their own. In the event that any of our key customers were to do so, it could result in a loss of business to us or increase pricing pressure on us. If we lose a customer, there is no guarantee that we would be able to replace that customer at a comparative rental rate or at all.

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

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. While we attempt to limit exposure to power shortages by using backup generators and batteries, power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. In the past, a limited number of our customers have experienced temporary losses of power. Pursuant to the terms of some of our customer leases, continuous or chronic power outages may give certain of our tenants the right to terminate their leases or cause us to incur financial obligations in connection with a power loss. In addition, any loss of services or equipment damage could reduce the confidence of our customers in our services thereby impairing our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our operating results, and harm our reputation.

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

We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to acquire properties on favorable terms and successfully develop and operate them involves significant risks including, but not limited to:

•	we may be unable to acquire a desired property because of competition from other data center companies or real estate investors with more capital;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price of such property;

•	we may be unable to realize the intended benefits from acquisitions or achieve anticipated operating or financial results;

•	we may be unable to finance the acquisition on favorable terms or at all;

•	we may underestimate the costs to make necessary improvements to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or the diversion of our management’s attention;

•	acquired properties may be subject to reassessment, which may result in higher than expected tax payments;

•	we may not be able to access sufficient power on favorable terms or at all; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates.

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

Under the contribution agreement pursuant to which the Funds or their affiliates contributed the properties that comprise our portfolio to the Operating Partnership, each of the Funds or their affiliates made certain representations and warranties as to certain material matters related to the property being contributed by such fund or affiliate such as title to any owned property, compliance with laws (including environmental laws) and the enforceability of certain material customer contracts and leases. These representations and warranties made by the Funds or their affiliates have since expired without our becoming aware of any breach. Therefore, we have no further recourse against the contributors under the contribution agreement.

Our growth depends on the successful redevelopment and development of our properties and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition.

As of December 31, 2011, we had the ability to expand our operating data center square footage by approximately 88.4%, or 936,390 NRSF through the development or redevelopment of (1) 126,106 NRSF space under construction, (2) 465,034 NRSF of vacant space, and (3) 345,250 NRSF of new data center space on land that we currently own at our Coronado-Stender properties of which 32,284 NRSF of unconditioned core and shell space was under construction as of December 31, 2011. Our growth depends upon the successful completion of the redevelopment and development of this space and similar projects in the future. Current and future redevelopment and development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to our existing data centers, we may be limited by the inventory and location of suitable properties.

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

We do not own the buildings for three of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

Property	Current Lease Term Expiration	Renewal Rights	Base Rent Increases at Renewal
32 Avenue of the Americas	Apr. 2023	2 x 5 yrs	FMR(1)
One Wilshire	July 2017	3 x 5 yrs	103% of previous monthly base rent
1275 K Street	May 2016	3 x 5 yrs	Greater of 103% of previous monthly base rent or 95% of FMR

(1)	FMR represents “fair market rent” as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.

When the primary term of our leases expire, we have the right to extend the terms of our leases as indicated above. For two of these leases, the rent will be determined based on the fair market value of rental rates for the property and the then prevailing rental rates may be higher than rental rates under the applicable lease. To maintain the operating profitability associated with our present cost structure, we must increase revenues within existing data centers to offset any potential increase in lease payments at the end of the original and renewal terms. Failure to increase revenues to sufficiently offset these projected higher costs would adversely impact our operating income. At the end of our renewal options, we would have to renegotiate our lease terms with the landlord.

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

As of December 31, 2011, we had a total indebtedness of approximately $121.9 million, all of which is secured indebtedness. We also have the ability to borrow up to an additional $144.5 million under our revolving credit facility, subject to satisfying certain financial tests, all of which, if incurred, will be secured indebtedness. Subsequent to December 31, 2011, our borrowing capacity increased to $202.5 million and our current availability increased to $158.6 million due to the repayment of the senior mortgage loan secured by our 427 S. LaSalle property and the addition of this property to our credit facility borrowing base. While there are limits in our revolving credit facility and our mortgage loan agreements on the amount of debt that we may incur, and additional limits on our indebtedness may be imposed by future agreements or by a policy adopted by our Board of Directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

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

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.

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

As of December 31, 2011, our 55 S. Market property was subject to a $60.0 million mortgage loan, our 12100 Sunrise Valley property was subject to a $31.9 million secured construction loan and our 427 S. LaSalle property was subject to $25.0 million of secured indebtedness (which $25.0 million subsequently was repaid on February 7, 2012). In addition, borrowings under our revolving credit facility are secured by a lien on certain of our properties. As of December 31, 2011, $5.0 million was outstanding under our revolving credit facility. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. As we execute our business plan, we may assume or incur new mortgage indebtedness on our existing properties or properties that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

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

As of December 31, 2011, our portfolio of properties consisted of 12 operating data center facilities and one development site. Nine of our properties were acquired or developed by the Funds or their affiliates less than four years prior to the date of our IPO and we recently completed the initial development of one of these properties. Because these properties have been in operation for a relatively short period of time, we may be unaware of characteristics of or deficiencies in such properties that could adversely affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

We have agreed with each of the Funds or their affiliates that have directly or indirectly contributed their interests in the properties in our portfolio to our operating partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor’s tax liabilities, based on an assumed tax rate. Any such loan would be repayable out of the after tax-proceeds (based on an assumed tax rate) of any distribution from the operating partnership to, or any sale of operating partnership units (or common stock issued by us in exchange for such units) by, the recipient of such loan, and would be non-recourse to the borrower other than with respect to such proceeds. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the operating partnership units that were issued to them in connection with the contribution of these properties.

Increases in our property and other state and local taxes could adversely affect our ability to make distributions to our stockholders if they cannot be passed on to our customers.

We are subject to a variety of state and local taxes, including real and personal property taxes and sales and use taxes that may increase materially due to factors outside our control. In particular, taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. We expect to be notified by local taxing authorities that the assessed values of certain of our properties have increased. We plan to appeal these increased assessments, but we may not be successful in our efforts. Furthermore, some of our properties may be reassessed retroactively to the date we or the Funds acquired the property, which could require us to make cumulative payments for multiple years. Our leases with our customers generally do not allow us to increase their rent as a result of an increase in property or other taxes. If property or other taxes increase and we cannot pass these increases on to our customers through increased rent for new leases or upon lease renewals, our result of operations, cash flow and ability to make distributions to our stockholders would be adversely affected.

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

As of December 31, 2011, the Funds or their affiliates had an aggregate beneficial ownership interest in our Operating Partnership of approximately 55.2% which, if exchanged for our common stock, would represent approximately 54.9% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to initially nominate two of the seven directors to our Board of Directors. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

•

Our Charter Grants Our Board of Directors the Right to Classify or Reclassify Any Unissued Shares of Capital Stock, Increase or Decrease the Authorized Number of Shares and Establish the Preference and Rights of Any Preferred Stock without Stockholder Approval. Our charter provides that the total number of shares of stock of all classes that we currently have authority to issue is 120,000,000, initially consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. Our Board of Directors has the authority, without a stockholders’ vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock or vice versa, to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders’ vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

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

We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. However, we cannot assure you that we will remain qualified as a REIT. If, in any taxable year, we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because:

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

We have limited operating history as a REIT and a public company. Although certain of our executive officers and directors have experience in the real estate industry, and Mr. Ray, our President and Chief Executive Officer, Mr. Finnin, our Chief Financial Officer, and Derek McCandless, our General Counsel have considerable experience with publicly traded REITs, there is no assurance that our past experience will be sufficient to operate a business in accordance with the Code requirements for REIT qualification or in accordance with the requirements of the SEC and the NYSE for public companies. We are required to develop and implement substantial control systems and procedures in order to qualify and maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with NYSE listing standards. As a result, we incur significant legal, accounting and other expenses that we did not incur as a private company and our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a publicly traded REIT. If our finance and accounting organization is unable for any reason to respond adequately to the demands of being a publicly held company, the quality and timeliness of our financial reporting may suffer and we could experience significant deficiencies or material weaknesses in our disclosure controls and procedures or in our internal control over financial reporting. An inability to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could cause us to fail to meet our reporting obligations under the Exchange Act on a timely basis or result in material misstatements or omissions in our Exchange Act reports.

Failure to qualify as a domestically controlled REIT could subject our non-U.S. stockholders to adverse federal income tax consequences.

We will remain a domestically controlled REIT if, at all times during a specified testing period, less than 50% in value of our shares is held directly or indirectly by non-U.S. stockholders. However, because our shares are publicly traded, we cannot guarantee that we will maintain the qualifications to be a domestically-controlled REIT. If we fail to qualify as a domestically-controlled REIT, our non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of our shares of common stock would be subject to taxation upon such a sale if either (1) the shares of common stock were not considered to be regularly traded under applicable Treasury Regulations on an established securities market, such as the NYSE, or (2) the selling non-U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares of common stock being sold during specified testing periods. If gain on the sale or exchange of our shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to regular U.S. income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

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

The information set forth under the caption “Our Portfolio” in Item 1 of this Annual Report is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on us.

Prior to the completion of our IPO, Ari Brumer, the former general counsel of our affiliate CoreSite, LLC, filed suit in federal court in Colorado against the Company, certain of our affiliates, our chief executive officer and certain affiliates of the Funds and Carlyle. In his complaint, Mr. Brumer alleged that he was fraudulently induced to accept employment with CoreSite, LLC, and that his employment was terminated in retaliation for his assertions that the Company and certain of its officers and affiliates had been involved in or committed certain illegal or improper acts. We investigated the assertions of illegal or improper acts made by Mr. Brumer at that time, and we concluded that those assertions were not based on, or supported by, facts.

On September 28, 2010, Mr. Brumer voluntarily dismissed the federal court action without prejudice and filed a substantially identical complaint in Colorado state court in Denver. In the state action, Mr. Brumer claims actual damages in an amount to be proven at trial, non-economic damages, special damages of $1,019,000 principally attributable to real estate losses that he allegedly incurred from relocating to Colorado, punitive damages, attorneys’ fees and costs. On January 11, 2011, the Court dismissed one of Mr. Brumer’s claims as legally insufficient and ordered the dismissal of all claims against our chief executive officer individually. Mr. Brumer subsequently filed an amended complaint.

On March 8, 2011, the Company filed its answer to the amended complaint and asserted counterclaims against Mr. Brumer, alleging that he attempted to disrupt the Company’s initial public offering for his personal advantage after his employment was terminated by the Company. On May 25, 2011, Mr. Brumer filed a second amended complaint and jury demand, adding a claim for defamation based on the Company’s disclosure in a public filing of the allegations made by the Company in its counterclaims. The case is set for a nine-day trial to commence on October 1, 2012.

Because the case is still in the preliminary stage of discovery, the cost of the litigation and its ultimate resolution are not estimable at this time. We believe that we have valid defenses to Mr. Brumer’s remaining claims and that there is significant merit to our counterclaims against Mr. Brumer. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the information currently available, we continue to believe that the litigation will not have a material adverse effect on our business, financial position or liquidity.

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

Because discovery has yet to be completed in the arbitration, the cost of the litigation and its ultimate resolution are not estimable at this time. Based on the information currently available, however, we do not believe that it will have a material adverse effect on our business, financial position or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “COR” since September 23, 2010. As of December 31, 2011, we had six holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high, and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

	September 30,	September 30,	September 30,
	Price Range		Dividends
	High	Low	Declared
2011:
First Quarter	$16.18	$13.27	$0.13
Second Quarter	$17.76	$14.88	$0.13
Third Quarter	$17.96	$13.63	$0.13
Fourth Quarter	$18.38	$12.34	$0.18
2010:
Third Quarter	$16.68	$15.55	$—
Fourth Quarter	$16.56	$12.25	$0.13

Distributions and Dividends

In order to comply with the REIT requirements of the Code, we are generally required to make annual distributions to our shareholders of at least 90% of our taxable net income. Our common share distribution policy is to distribute as dividends a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and that allows us to maximize the cash retained with meeting other cash needs, such as capital improvements and other investment activities.

We have made distributions in the form of dividends in every quarter since the completion of our IPO. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year. Dividends previously declared are noted in the chart above.

Performance Graph

The following line graph sets forth, for the period from September 23, 2010 through December 31, 2011, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMS”). The graph assumes that $100 was invested on September 23, 2010 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	September 30,	September 30,	September 30,
Pricing Date	COR	S&P 500	MSCI US REIT
September 23, 2010	$100.0	$100.0	$100.0
September 30, 2010	$102.4	$101.5	$101.7
December 31, 2010	$86.0	$112.4	$109.2
March 31, 2011	$100.7	$119.1	$116.3
June 30, 2011	$105.1	$119.2	$120.5
September 30, 2011	$92.8	$102.6	$103.0
December 31, 2011	$116.4	$114.8	$118.7

ITEM 6.	SELECTED FINANCIAL DATA

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	The Company		Historical Predecessor
	Year Ended	For the period September 28, 2010 through December 31,	For the period January 1, 2010 through	Year ended December 31,
(in thousands except per share data)	December 31, 2011	2010	September 27, 2010	2009	2008	2007
Statement of Operations Data
Operating revenues	$172,846	$38,352	$35,557	$28,831	$15,581	$10,349
Operating expenses:
Property operating and maintenance	55,049	12,107	14,272	13,954	11,258	4,451
Real estate taxes and insurance	9,119	1,642	1,262	1,787	2,125	1,015
Management fees to related party	—	—	3,582	2,244	1,523	363
Depreciation and amortization	68,967	19,146	11,848	11,193	7,966	3,528
Sales and marketing	5,744	1,341	125	135	170	60
General and administrative	21,846	4,987	2,258	1,401	1,325	267
Transaction costs	875	3,275	—	—	—	—
Rent	18,336	4,551	2,177	2,816	2,624	509

Total operating expenses	179,936	47,049	35,524	33,530	26,991	10,193

Operating income (loss)	(7,090)	(8,697)	33	(4,699)	(11,410)	156
Gain on early extinguishment of debt	939	—	—	—	—	—
Interest income	117	77	2	3	17	38
Interest expense	(5,275)	(2,325)	(1,590)	(2,343)	(2,495)	(2,123)
Gain on sale of real estate	—	—	—	—	—	4,500

Income (loss) before income taxes	(11,309)	(10,945)	(1,555)	(7,039)	(13,888)	2,571
Income tax benefits	530	223	—	—	—	—

Net income (loss)	(10,779)	(10,722)	(1,555)	(7,039)	(13,888)	2,571
Net income (loss) attributable to noncontrolling interests	(6,168)	(7,371)	—	—	—	—

Net income (loss) attributable to common shares	$(4,611)	$(3,351)	$(1,555)	$(7,039)	$(13,888)	$2,571

Basic and diluted loss per common share
Net loss per share attributable to common shares	$(0.24)	$(0.17)

Weighted average common shares outstanding	19,609,375	19,458,605

Dividends declared per common share	$0.57	$0.13

	September 30,	September 30,	September 30,	September 30,	September 30,
	The Company		Historical Predecessor
			December 31,
Balance Sheet Data	December 31, 2011	December 31, 2010	2009	2008	2007
Net investments in real estate	$674,168	$589,679	$218,055	$197,493	$151,044
Total assets	808,226	833,026	239,420	213,846	164,762
Revolving credit facility	5,000	—	—	—	—
Mortgages and notes payable	116,864	124,873	62,387	52,530	44,332
Noncontrolling interests in operating partnership	387,379	422,226	—	—	—
Stockholders’ equity / members’ equity	232,808	232,239	162,338	149,103	107,228

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	The Company		Historical Predecessor
	Year ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010
Other Data				Year ended December 31,
Funds from operations(1)				2009	2008	2007
Net income (loss)	$(10,779)	$(10,722)	$(1,555)	$(7,039)	$(13,888)	$2,571
Real estate depreciation and amortization	67,673	18,936	11,748	11,193	7,966	3,528
Gain on sale of real estate	—	—	—	—	—	(4,500)

FFO	$56,894	$8,214	$10,193	$4,154	$(5,922)	$1,599

(1)	We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

Overview

We are an owner, developer and operator of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We are able to satisfy the full spectrum of our customers’ data center requirements by providing data center space ranging in size from an entire building or large dedicated suites to a cage or cabinet. We lease our space to a broad and growing customer base ranging from enterprise customers to less space-intensive, more network-centric customers. Our operational flexibility allows us to selectively lease data center space to its highest and best use depending on customer demand, regional economies and property characteristics.

As of December 31, 2011, our property portfolio included 12 operating data center facilities and one development site, which collectively comprise over 2.0 million NRSF, of which approximately 1.1 million NRSF is existing data center space. These properties include 258,236 NRSF of space readily available for lease, of which 180,483 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at December 31, 2011, and including currently operating space targeted for future redevelopment, we own land and buildings sufficient to develop or redevelop 936,390 square feet of data center space, comprised of (1) 126,106 NRSF of data center space currently under construction, (2) 465,034 NRSF of office and industrial space currently available for redevelopment, and (3) 345,250 NRSF of new data center space that can be developed on land that we currently own at our Coronado-Stender Business Park. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.

Results of Operations

Prior to the closing of our IPO on September 28, 2010, we had no corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our company. The results of operations for the year ended December 31, 2009, reflect the financial condition and operating results of our Predecessor, which was comprised of the real estate activities and holdings of a Carlyle real estate fund that contributed properties into our portfolio in connection with the IPO. The results of operations for the year ended December 31, 2010, reflect the financial condition and results of operations of our Predecessor, together with the CoreSite Acquired Properties, from September 28, 2010, the date of acquisition. The contribution or acquisition of interests in the CoreSite Acquired Properties was accounted for as an acquisition by our Predecessor under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of the contribution. Our results of operations may therefore not be indicative of our future results of operations.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
	The Company	The Company	The Predecessor	Total Company and Predecessor
	Year ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010	Year ended December 31, 2010
	(in thousands)
Operating Revenue	$172,846	$38,352	$35,557	$73,909
Operating Expense	$179,935	$47,049	$35,524	$82,573
Interest Expense	$(5,275)	$(2,325)	$(1,590)	$(3,915)
Net loss	$(10,779)	$(10,722)	$(1,555)	$(12,277)

Operating Revenue. Operating revenue for the year ended December 31, 2011, was $172.8 million. This includes rental revenue of $108.6 million, power revenue of $43.4 million, tenant reimbursements of $6.3 million and other revenue of $14.5 million, primarily from interconnection services. This compares to revenue of $73.9 million for the year ended December 31, 2010. The increase of $98.9 million, or 133.9%, was due primarily to the acquisition of the CoreSite Acquired Properties on September 28, 2010.

Operating Expenses. Operating expenses for the year ended December 31, 2011, were $179.9 million compared to $82.6 million for the year ended December 31, 2010. The increase of $97.4 million, or 117.9%, was primarily due to the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company. These costs were partially offset by a decrease in transaction costs.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2011, was $5.3 million compared to interest expense of $3.9 million for the year ended December 31, 2010. The increase in interest expense was due to increased debt balances from the acquisition of the CoreSite Acquired Properties. The increase in interest expense was partially offset by an increase in capitalized interest.

Net Loss. Net loss for the year ended December 31, 2011, was $10.8 million compared to a net loss of $12.3 million for the year ended December 31, 2010. The decreased net loss of $1.5 million was primarily due to increased operating revenue from the acquisition of the CoreSite Acquired Properties and a reduction in transaction costs associated with our acquisition of the CoreSite Acquired Properties. These increases were partially offset by the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company, and increased interest expense.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	September 30,	September 30,	September 30,	September 30,
	The Company	The Predecessor	Total Company and Predecessor	The Predecessor
	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010	Year ended December 31, 2010	Year ended December 31, 2009
	(in thousands)
Operating Revenue	$38,352	$35,557	$73,909	$28,831
Operating Expense	$47,049	$35,524	$82,573	$33,530
Interest Expense	$(2,325)	$(1,590)	$(3,915)	$(2,343)
Net loss	$(10,722)	$(1,555)	$(12,277)	$(7,039)

Operating Revenue. Operating revenue for the year ended December 31, 2010, was $73.9 million. This includes rental revenue of $48.8 million, power revenue of $17.9 million, tenant reimbursements of $2.9 million and other revenue of $4.3 million, primarily from interconnection services. This compares to revenue of $28.8 million for the year ended December 31, 2009. The increase of $45.1 million, or 156.4%, was due primarily to $29.8 million of increased rental revenue due to the acquisition of the CoreSite Acquired Properties, the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010, and $10.6 million of increased power revenue related to the increased occupancy at 2901 Coronado and the CoreSite Acquired Properties.

Operating Expenses. Operating expenses for the year ended December 31, 2010, were $82.6 million compared to $33.5 million for the year ended December 31, 2009. The increase of $49.0 million, or 146.3%, was primarily due to increased property operating and maintenance costs, depreciation and amortization expense and rent expense of $12.4 million, $19.8 million and $3.9 million, respectively, mainly resulting from the acquisition of the CoreSite Acquired Properties and the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010. In addition, the increase of $49.0 million was due to $3.3 million of transaction costs incurred in connection with our acquisition of the CoreSite Acquired Properties and $5.8 million of increased general and administrative expense mainly related to the internalization of the management function through the Predecessor’s acquisition of CoreSite, LLC, our management company, and $0.9 million related to the recognition of increased legal and other fees incurred in connection with our IPO.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2010, was $3.9 million compared to interest expense of $2.3 million for the year ended December 31, 2009. The increase in interest expense was due to increased debt balances.

Net Loss. Net loss for the year ended December 31, 2010, was $12.3 million compared to a net loss of $7.0 million for the year ended December 31, 2009. The decrease of $5.2 million was primarily due to transaction costs incurred in connection with our acquisition of the CoreSite Acquired Properties and increased general and administrative expense resulting from increased legal and other fees incurred in connection with our IPO. The increased property operating and maintenance costs, depreciation and amortization expense and rent expense were offset by increased operating revenue from the placement into service and subsequent leasing of 2901 Coronado during the second quarter of 2010 and the acquisition of the CoreSite Acquired Properties.

Factors that May Influence our Results of Operations

Rental Income. Our ability to increase the net rental income generated by the properties in our portfolio depends principally on our ability (i) to maintain the historical occupancy rates of currently leased space and (ii) to lease currently available space and space that becomes available from leases that expire or are terminated at or in excess of current rental rates. As of December 31, 2011, our operating data center facilities comprised approximately 50.9% of our total NRSF. Our ability to grow the rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. Future economic downturns or regional downturns affecting our markets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our customers to fulfill their lease commitments, as in the case of customer bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

As of December 31, 2011, we had 1,120 leases with over 700 customers. As of December 31, 2011, approximately 82% of our leases contained annual base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. For more information, see the table under Part I, Item 1. “Lease Expirations” which includes annualized rent in effect as of December 31, 2011, and annualized rent in effect at expiration for leases in our portfolio grouped by year of lease expiration.

Leasing Arrangements. Historically, many of our properties have been leased to customers on a full service gross or a modified gross basis, both net of electricity expense, and to a limited extent on a triple net lease basis. We expect to continue to do so in the future. Under a full service gross lease, the customer pays a fixed annual rent on a monthly basis, and in return we are required to pay all maintenance, repair, property taxes, insurance, and selling, general and administrative expenses. Under a modified gross lease, the customer has a base-year expense stop, whereby the customer pays a stated amount of certain expenses as part of the rent payment, while future increases (above the base-year stop) in property operating expenses are billed to the customer based on such customer’s proportionate square footage of the property and other factors. The increased property operating expenses billed are reflected as customer reimbursements in the statements of operations. Finally, in a triple net lease, the customer is responsible for all operating expenses, property taxes and insurance. As such, the base rent payment does not include any operating expense, but rather all such expenses are billed to the customer. The full amount of the expenses for this lease type is reflected in customer reimbursements. Since a portion of our revenue consists of those expenses reimbursed to us by our customers, in any given period our revenue will be determined in part by the amount of expenses that are reimbursed by our customers. The following table sets forth the NRSF of our portfolio leased under full service gross, modified gross and triple net leases as well as the annualized rent attributable to such leases as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Full Service Gross	Modified Gross	Triple Net	Total
Leased NRSF	778,851	100,268	339,387	1,218,506
% of Total	63.9%	8.2%	27.9%	100.0%
Annualized Rent	$82,297	$3,198	$18,334	$103,829
% of Total	79.2%	3.1%	17.7%	100.0%

Substantially all of our data center NRSF are subject to the breakered-amp or sub-metered (branch circuit monitoring) pricing models. The allocation between the two models across our data center customer base does not materially affect our ability to recover our electricity costs because we separately recover all or substantially all of our electricity costs for all of our leased data center space under either model. Under the sub-metered model, a customer pays us monthly for the power attributable to its equipment in the data center as well as for its ratable allocation of the power used to provide the cooling, lighting, security and other requirements supporting the data center, in each case, at a rate substantially equivalent to our then current cost of electricity. Under the breakered-amp model, a customer pays a fixed monthly fee per committed available ampere of connected power. The extent to which this fixed monthly fee correlates to the monthly amount we pay to our utility provider for electricity at each data center facility varies depending upon the amount of power each customer utilizes each month relative to the amount of committed power purchased.

Under the breakered-amp model, a customer’s base rent per NRSF is generally lower than in the branch-circuit monitoring model, reflecting the differing approach to electricity cost recovery between the two models. Fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us for power impact our operating revenue, expense and earnings differently depending upon the applicable power pricing model. Under breakered-amp leases, such fluctuations do not impact our operating revenue but do impact our operating expense and, as such, our earnings because our breakered-amp customers pay for an amount of committed power regardless of the amount of power they use and we recognize the difference between monthly revenue from breakered-amp power commitments and our monthly electricity costs as income. Accordingly, in any given period our breakered-amp revenue is fixed whereas our related expense (which is dependent on utilization) can fluctuate. For leases under our sub-metered model, fluctuations in our customers’ monthly utilization of power and the prices our utility providers charge us for power impact our operating revenue and operating expense in a similar manner so those fluctuations do not have a material impact on our earnings. Additionally, under each model, during the initial lease-up period of new space or buildings, we generally do not fully recover our electricity costs attributable to the power used to provide the cooling, lighting, security and other requirements supporting the data center.

Scheduled Lease Expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates materially affects our results of operations. As of December 31, 2011, approximately 258,236 NRSF of our portfolio represented currently available space. Leases representing approximately 27.9% and 12.1% of the NRSF across our portfolio are scheduled to expire during the years ending December 31, 2012 and 2013, respectively, of which 23,955 NRSF relates to one lease at our 1656 McCarthy property which is scheduled to expire in April 2012. The leases scheduled to expire in 2012 and 2013 also represent approximately 32.6% and 17.4%, respectively, of our annualized rent as of December 31, 2011.

We continue to see strong demand in our markets for data center space and expect the rental rates we are likely to achieve on any new (re-leased) or renewed leases for 2012 and 2013 expirations will generally be higher than the rates currently being paid for the same space. For the year ended December 31, 2011, rents on re-leased/renewed space increased by an average of 27.5% on a GAAP basis compared to the expiring rents for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for data center space, the condition of the property and whether the property, or space within the property, has been redeveloped.

Acquisitions, Redevelopment and Development and Financing. Our ability to grow rental income depends on our ability to acquire, redevelop, develop and lease data center space at favorable rental rates. As of December 31, 2011, we had approximately 478,674 NRSF of vacant redevelopment space or approximately 23.0% of the total space in our portfolio. Our portfolio also contains five office and light industrial buildings on a 9.1 acre development site in Santa Clara, California, which can be developed into an additional 345,250 NRSF of data center space.

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

Conditions in Significant Markets. Our operating properties are located in Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami. These markets comprised 31.7%, 29.6%, 16.3%, 7.4%, 8.5%, 4.8% and 1.7%, respectively, of our annualized rent as of December 31, 2011. Positive or negative changes in conditions in these markets will impact our overall performance.

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities was $61.2 million for the year ended December 31, 2011, compared to $15.9 million for the prior period. The increased cash provided by operating activities of $45.3 million was primarily due to the increased number of operating properties acquired in connection with our IPO.

Net cash used in investing activities increased by $67.1 million to $112.6 million for the year ended December 31, 2011, compared to $45.5 million for the year ended December 31, 2010. This increase was primarily due to an increase in cash paid for capital expenditures related to redevelopment and development of data center space.

Net cash used in financing activities was $28.3 million for the year ended December 31, 2011, compared to net cash provided by financing activities of $108.4 million for the year ended December 31, 2010. The increase in cash used in financing activities of $136.6 million was primarily due to the payment of dividends, the net proceeds received in connection with our IPO and a decrease in capital contributions received from the member of our Predecessor. These amounts were partially offset by a decrease in the repayments of mortgage loans payable and redemption of operating partnership units.

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

Net cash provided by financing activities increased by $78.4 million to $108.4 million for the year ended December 31, 2010 from $30.0 million for the year ended December 31, 2009, primarily due to the net proceeds received in connection with our IPO, an increase in capital contributions received from the member of our Predecessor, partially offset by the redemption of Operating Partnership units and the repayment of mortgages payable.

Analysis of Liquidity and Capital Resources

As of December 31, 2011, we had $6.6 million of cash and equivalents, excluding $9.3 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.

Our short-term liquidity requirements primarily consist of funds needed for future distributions to stockholders and holders of our operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain recurring and non-recurring capital expenditures, including for the redevelopment and development of data center space during the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established for certain future payments, and by incurring additional indebtedness, including by drawing on our revolving credit facility.

Our long-term liquidity requirements primarily consist of the costs to fund the development of the Coronado-Stender Properties, our 9.1 acre development site that houses five buildings in Santa Clara, California, future redevelopment or development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to stockholders and holders of our operating partnership units, scheduled debt maturities and recurring and non-recurring capital improvements. We expect to meet our long-term liquidity requirements primarily by incurring long-term indebtedness and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of operating partnership units.

Indebtedness

A summary of outstanding indebtedness as of December 31, 2011 and 2010 is as follows (in thousands):

	September 30,	September 30,		September 30,		September 30,
	Interest Rate	Maturity Date		December 31, 2011		December 31, 2010
Senior secured credit facility	(1)	December 15, 2014		$5,000	(2)	$—
427 S. LaSalle— Senior mortgage loan	LIBOR plus 0.60% (0.88% and 0.86% at December 31, 2011 and 2010)	March 9, 2012		25,000	(2)	25,000
427 S. LaSalle—Subordinate mortgage loan	LIBOR plus 2.95% (3.21% at December 31, 2010)	N/A		—		5,000
427 S. LaSalle— Mezzanine loan	LIBOR plus 4.83% (5.09% at December 31, 2010)	N/A		—		10,000
55 S. Market	LIBOR plus 3.50% (3.75% and 3.76% at December 31, 2011 and 2010)(3)	October 9, 2012	(4)	60,000		60,000
12100 Sunrise Valley	LIBOR plus 2.75% (3.06% and 3.01% at December 31, 2011 and 2010)(3)	June 1, 2013		31,864		25,560

Total principal outstanding				121,864		125,560

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				—		(687)

Total indebtedness				$121,864		$124,873

(1)	At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, depending on our leverage ratio. As of December 31, 2011, the interest rate on outstanding borrowings under the senior secured credit facility was 2.54%.

(2)	Subsequent to December 31, 2011, the Company completed additional draws totaling $30.3 million on the senior secured credit facility and repaid the senior mortgage loan of $25.0 million secured by the 427 S. LaSalle property which was scheduled to mature on March 9, 2012.

(3)	In October 2010, we entered into an interest rate swap agreement with respect to the indebtedness on 55 S. Market and an interest rate cap agreement with respect to the indebtedness on 12100 Sunrise Valley, each as a cash flow hedge for interest incurred on these LIBOR based loans.

(4)	The mortgage contains one two-year extension option subject to our Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

Senior Secured Credit Facility

On December 15, 2011, our Operating Partnership and certain subsidiary co-borrowers entered into an amended and restated senior secured revolving credit facility (the “Amended Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Amended Credit Agreement amended our Operating Partnership’s then existing senior secured revolving credit facility, dated September 28, 2010 (the “Prior Facility”), and is unconditionally guaranteed on a senior unsecured basis by us. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda, are co-borrowers under the Amended Credit Agreement, with borrowings under the facility secured by a lien on these properties on a senior secured basis. In addition, the obligations of each of our Operating Partnership and the co-borrowers under the Amended Credit Agreement are joint and several.

The Amended Credit Agreement increased the commitment from the Prior Facility of $110.0 million to $225.0 million, and extended the initial maturity date of the Prior Facility from September 28, 2013, to December 15, 2014, with a one-time extension option, which, if exercised, would extend the maturity date to December 15, 2015. An exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Amended Credit Agreement at initial maturity and certain other customary conditions. As of December 31, 2011, $5.0 million was outstanding under the facility.

Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum, equal to (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, each depending on our Operating Partnership’s leverage ratio. The Amended Credit Agreement also contains an accordion feature to allow our Operating Partnership to increase the total commitment by $175.0 million, to $400.0 million, under specified circumstances.

The total amount available for borrowings under the Amended Credit Agreement will be subject to the lesser of a percentage of the appraised value of our Operating Partnership’s properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of December 31, 2011, $144.5 million was available for us to borrow under the facility.

Subsequent to December 31, 2011, we have completed additional draws totaling $30.3 and repaid the senior mortgage loan of $25.0 million secured by the 427 S. LaSalle property. In conjunction with the repayment of the senior mortgage loan, 427 S. LaSalle was added as a co-borrower under the Amended Credit Agreement, with borrowings under the facility secured by a lien on such real estate property on a senior secured basis. The addition of the 427 S. LaSalle property to the Amended Credit Agreement increased our borrowing capacity to $202.5 million of which $158.6 million was available for us to borrow under the facility.

Our ability to borrow under the Amended Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including:

•	a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 60%;

•	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 times;

•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%;

•	a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility to gross asset value) of 30%; and

•	a minimum tangible net worth equal to at least $468,750,000 plus 80% of the net proceeds of any additional equity issuances.

As of December 31, 2011, we were in compliance with the covenants.

427 S. LaSalle

As of December 31, 2011, the 427 S. LaSalle property had a senior mortgage of $25.0 million, which was scheduled to mature on March 9, 2012. This loan was secured by deeds of trust on the property and required payments of interest only until maturity. The mortgage required ongoing compliance by us with various nonfinancial covenants. As of December 31, 2011, we were in compliance with the covenants.

On April 29, 2011, we repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $10.0 million, paying $9.5 million in cash and recognizing a $0.5 million gain, net of fees on the transaction.

On June 3, 2011, we repaid the $5.0 million subordinate loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $5.0 million, paying $4.6 million in cash and recognizing a $0.4 million gain, net of fees on the transaction.

On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

55 S. Market

As of December 31, 2011, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The loan contains one two-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The loan requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of December 31, 2011, we were in compliance with the covenants.

On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.

12100 Sunrise Valley

As of December 31, 2011, the 12100 Sunrise Valley property had a mortgage of $31.9 million. The loan is secured by the 12100 Sunrise Valley property and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013, and we may exercise the one-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The loan contains certain financial and nonfinancial covenants. As of December 31, 2011, we were in compliance with the covenants.

On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011, including the maturities and scheduled principal repayments of indebtedness (in thousands):

	September 30,		September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Obligation	2012		2013	2014	2015	2016	Thereafter	Total
Operating leases	$17,044		$17,457	$17,742	$17,620	$17,370	$26,885	$114,118
Credit Facility	—		—	5,000	—	—	—	5,000
Mortgages payable	85,324	(2)	31,540	—	—	—	—	116,864
Construction Contracts	8,037		—	—	—	—	—	8,037
Other (1)	5,186		1,384	261	157	142	887	8,017

Total	$115,591		$50,381	$23,003	$17,777	$17,512	$27,772	$252,036

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts, telecommunications leases and insurance premiums.

(2)	On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

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

Goodwill. The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our Company’s goodwill has an indeterminate life and is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this standard effective September 30, 2011. The adoption of this standard did not have a material impact on out consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

As of December 31, 2011, we had $121.9 million of consolidated indebtedness that bore interest at variable rates, of which $25.0 million and $25.0 million of our consolidated indebtedness are hedged against LIBOR interest rate increases above 7.24% and 2.0%, respectively. In addition, we entered into a swap agreement that effectively fixed the interest rate on $60.0 million of our consolidated indebtedness under our 55 S. Market mortgage at 4.01% through the maturity date of such indebtedness.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) would decrease future earnings and cash flows by less than $0.6 million annually. If interest rates were to decrease 1%, the decrease in interest expense (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) on the variable rate debt would be less than $0.6 million annually.

These analyses do not consider the effect of any change in overall economic activity that could impact interest rates. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of CoreSite Realty Corporation

September 30,
Page No.

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets as of December 31, 2011 and 2010	45

Consolidated Statements of Operations for the year ended December 31, 2011, the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010 and the year ended December 31, 2009	46

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2011	47

Consolidated Statements of Cash Flows for the year ended December 31, 2011, the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010 and the year ended December 31, 2009	48

Notes to Consolidated Financial Statements	49

Supplemental Schedule—Schedule III—Real Estate and Accumulated Depreciation	68

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CoreSite Realty Corporation:

We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and cash flows for the year ended December 31, 2011, the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010, and the year ended December 31, 2009, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Schedule III Real Estate and Accumulated Depreciation. We also have audited CoreSite Realty Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CoreSite Realty Corporation’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoreSite Realty Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010, and the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, Schedule III Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, CoreSite Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Denver, Colorado

February 24, 2012

CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
ASSETS
Investments in real estate:
Land	$84,738	$84,738
Building and building improvements	499,717	450,097
Leasehold improvements	81,057	75,800

	665,512	610,635
Less: Accumulated depreciation and amortization	(64,428)	(32,943)

Net investment in operating properties	601,084	577,692
Construction in progress	73,084	11,987

Net investments in real estate	674,168	589,679
Cash and cash equivalents	6,628	86,246
Restricted cash	9,291	14,968
Accounts and other receivables, net of allowance for doubtful accounts of $465 and $305 as of December 31, 2011 and 2010, respectively	6,562	5,332
Lease intangibles, net of accumulated amortization of $33,711 and $17,105 as of December 31, 2011 and 2010, respectively	36,643	71,704
Goodwill	41,191	41,191
Other assets	33,743	23,906

Total assets	$808,226	$833,026

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$5,000	$—
Mortgage loans payable	116,864	124,873
Accounts payable and accrued expenses	38,822	26,393
Deferred rent payable	3,535	2,277
Acquired below-market lease contracts, net of accumulated amortization of $9,267 and $4,989 as of December 31, 2011 and 2010, respectively	11,872	16,415
Prepaid rent and other liabilities	11,946	8,603

Total liabilities	188,039	178,561
Stockholders’ equity:
Common stock, par value $0.01, 100,000,000 shares authorized and 20,747,794 and 19,644,042 shares issued and outstanding at December 31, 2011 and 2010, respectively	204	194
Additional paid-in capital	256,183	239,453
Accumulated other comprehensive income (loss)	(34)	52
Accumulated deficit	(23,545)	(7,460)

Total stockholders’ equity	232,808	232,239
Noncontrolling interests	387,379	422,226

Total equity	620,187	654,465

Total liabilities and equity	$808,226	$833,026

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	The Company		The Predecessor
	Year Ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010	Year ended December 31, 2009
Operating revenues:
Rental revenue	$108,597	$24,428	$24,377	$18,974
Power revenue	43,402	9,403	8,520	7,372
Tenant reimbursement	6,344	1,501	1,406	1,061
Other revenue	14,503	3,020	1,254	1,424

Total operating revenues	172,846	38,352	35,557	28,831
Operating expenses:
Property operating and maintenance	55,049	12,107	14,272	13,954
Real estate taxes and insurance	9,119	1,642	1,262	1,787
Management fees to related party	—	—	3,582	2,244
Depreciation and amortization	68,967	19,146	11,848	11,193
Sales and marketing	5,744	1,341	125	135
General and administrative	21,846	4,987	2,258	1,401
Transaction costs	875	3,275	—	—
Rent	18,336	4,551	2,177	2,816

Total operating expenses	179,936	47,049	35,524	33,530

Operating income (loss)	(7,090)	(8,697)	33	(4,699)
Gain on early extinguishment of debt	939	—	—	—
Interest income	117	77	2	3
Interest expense	(5,275)	(2,325)	(1,590)	(2,343)

Loss before income taxes	(11,309)	(10,945)	(1,555)	(7,039)
Income tax benefits	530	223	—	—

Net loss	$(10,779)	$(10,722)	$(1,555)	$(7,039)
Net loss attributable to noncontrolling interests	(6,168)	(7,371)	—	—

Net loss attributable to common shares	$(4,611)	$(3,351)	$(1,555)	$(7,039)

Basic and diluted loss per common share
Net loss per share attributable to common shares	$(0.24)	$(0.17)	N/A	N/A

Weighted average common shares outstanding	19,609,375	19,458,605	N/A	N/A

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands except share data)

	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX
					Accumulated
			Additional		Other		Total			Redeemable
	Common Shares		Paid-in	Accumulated	Comprehensive	Member’s	Stockholders’	Noncontrolling	Total	Noncontrolling
	Number	Amount	Capital	Deficit	Income (Loss)	Equity	Equity	Interests	Equity	Interests
Balance at January 1, 2009	—	$—	$—	$—	$—	$149,103	$149,103	$—	$149,103	$—
Contributions	—	—	—	—	—	20,274	20,274	—	20,274	—
Net Loss	—	—	—	—	—	(7,039)	(7,039)	—	(7,039)	—

Balance at December 31, 2009	—	—	—	—	—	162,338	162,338	—	162,338	—
Contributions	—	—	—	—	—	33,399	33,399	—	33,399	—
Distributions	—	—	—	—	—	(2,000)	(2,000)	—	(2,000)	—
Initial capitalization of CoreSite Realty Corporation	1,000	—	—	—	—	—	—	—	—	—
Issuance of common stock	19,435,000	194	310,766	—	—	—	310,960	—	310,960	—
Issuance of Operating Partnership units in exchange for 100% of the interests in our predecessor	—	—	—	—	—	(236,764)	(236,764)	—	(236,764)	236,764
Issuance of Operating Partnership units in exchange for 100% of the interests in the CoreSite Acquired Properties	—	—	—	—	—	—	—	—	—	316,836
Redemption of Operating Partnership units for cash	—	—	—	—	—	—	—	—	—	(125,513)
Offering costs	—	—	(25,306)	—	—	—	(25,306)	—	(25,306)	—
Reclassify member’s equity to additional paid in capital	—	—	(43,027)	—	—	43,027	—	—	—	—
Issuance of stock awards	208,042	—	361	—	—	—	361	—	361	—
Issuance of equity incentive Operating Partnership units	—	—	—	—	—	—	—	—	—	975
Amortization of deferred compensation	—	—	538	—	—	—	538	—	538	—
Dividends and distributions	—	—	—	(2,554)	—	—	(2,554)	(3,413)	(5,967)	—
Adjustment to reflect redeemable noncontrolling interest at redemption value	—	—	(3,879)	—	—	—	(3,879)	—	(3,879)	3,879
Comprehensive income:
Net loss	—	—	—	(4,906)	—	—	(4,906)	(4,275)	(9,181)	(3,096)
Unrealized gain on derivative contracts	—	—	—	—	52	—	52	69	121	—

Comprehensive loss							(4,854)	(4,206)	(9,060)	(3,096)
Reclassify redeemable noncontrolling interests to permanent equity	—	—	—	—	—	—	—	429,845	429,845	(429,845)

Balance at December 31, 2010	19,644,042	194	239,453	(7,460)	52	—	232,239	422,226	654,465	—
Offering costs	—	—	(17)	—	—		(17)	—	(17)
Redemption of noncontrolling interests	889,610	9	13,759	—	—	—	13,768	(13,768)	—	—
Issuance of restricted stock awards, net of forfeitures	212,180	—	—	—	—	—	—	—	—	—
Exercise of stock options	1,962	—	31	—	—	—	31	—	31	—
Amortization of deferred compensation	—	1	2,957	—	—	—	2,958	—	2,958	—
Dividends and distributions	—	—	—	(11,474)	—	—	(11,474)	(14,804)	(26,278)	—
Comprehensive income:
Net loss	—	—	—	(4,611)	—	—	(4,611)	(6,168)	(10,779)	—
Change in fair value on derivative contracts	—	—	—	—	(163)	—	(163)	(203)	(366)	—
Reclassification of other comprehensive loss to interest expense	—	—	—	—	77	—	77	96	173	—

Comprehensive loss							(4,697)	(6,275)	(10,972)

Balance at December 31, 2011	20,747,794	$204	$256,183	$(23,545)	$(34)	$—	$232,808	$387,379	$620,187	$—

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	XXXXXX	XXXXXX	XXXXXX	XXXXXX
	The Company		The Predecessor
	Year Ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010	Year ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,779)	$(10,722)	$(1,555)	$(7,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,967	19,146	11,848	10,368
Amortization of above/below market leases	(1,650)	(390)	(171)	(206)
Amortization of deferred financing costs	1,556	427	323	490
Gain on early extinguishment of debt	(939)	—	—	—
Amortization of share-based compensation	2,958	538	—	—
Amortization of discount to fair market value of acquired loan	687	916	—	—
Bad debt expense	292	25	(82)	310
Changes in operating assets and liabilities:
Restricted cash	712	3,670	(250)	(323)
Accounts receivable	(1,523)	(1,790)	583	470
Due to and due from related parties	2	—	875	(783)
Deferred rent receivable	(4,986)	(995)	(1,656)	(2,312)
Deferred leasing costs	(4,215)	(503)	(4,449)	(2,182)
Other assets	(1,227)	(987)	(253)	60
Accounts payable and accrued expenses	7,273	(176)	(317)	1,065
Prepaid rent and other liabilities	2,820	1,528	(222)	1,279
Deferred rent payable	1,258	400	143	239

Net cash provided by operating activities	61,206	11,087	4,817	1,436

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(117,524)	(11,348)	(44,691)	(28,043)
Assumption of cash balances in connection with the contribution of the CoreSite Acquired Properties	—	10,269	—	—
Changes in reserves for capital improvements	4,965	50	239	591

Net cash used in investing activities	(112,559)	(1,029)	(44,452)	(27,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	310,960	—	—
Offering costs	(17)	(25,182)	—	—
Proceeds from exercise of stock options	31	—	—	—
Redemption of operating partnership units	—	(125,513)	—	—
Proceeds from revolving credit facility	5,000	—	—	—
Proceeds from mortgage loans payable	6,440	60,000	10,302	9,857
Repayments of mortgage loans payable	(14,189)	(152,600)	—	—
Payments of loan fees and costs	(1,745)	(3,440)	(272)	(144)
Reduction in contribution receivables	—	2,703	—	—
Contributions	—	—	33,399	20,274
Dividends and distributions	(23,785)	—	(2,000)	—

Net cash provided by (used in) financing activities	(28,265)	66,928	41,429	29,987

Net change in cash and cash equivalents	(79,618)	76,986	1,794	3,971
Cash and cash equivalents, beginning of period	86,246	9,260	7,466	3,495

Cash and cash equivalents, end of period	$6,628	$86,246	$9,260	$7,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,360	$1,278	$1,193	$1,919
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$5,564	$2,890	$1,516	$1,721
Contribution of the CoreSite Acquired Properties for Operating Partnership units	$—	$316,836	$—	$—
Accrual of dividends and distributions	$8,453	$5,967	$—	$—
Accrued offering costs	$—	$124	$—	$—

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

On September 28, 2010, we completed our initial public offering (the “IPO”) which resulted in the sale of 19,435,000 shares of our common stock at a price per share of $16.00, generating net proceeds to the Company of $285.6 million.

Upon completion of the IPO, our Operating Partnership entered into various formation transactions and acquired 100% of the ownership interests in the entities that owned our Predecessor, as defined below, from certain real estate funds (the “Funds”) affiliated with The Carlyle Group. Our Predecessor includes the limited liability companies which were all wholly owned, directly or indirectly, by CRP Fund V Holdings, LLC. We determined that CRP Fund V Holdings, LLC was the acquirer for accounting purposes and, therefore, interests contributed by CRP Fund V Holdings, LLC in the formation transactions (the Predecessor entities and properties) were recorded at historical cost.

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

The financial condition and results of operations for the entities acquired by our Predecessor in connection with the IPO and related formation transactions are only included in the consolidated financial statements since the date of the transactions. Prior to the date of the transactions of September 28, 2010, the consolidated financial statements include only the activities and capital structure of our Predecessor. More specifically, our results of operations for the year ended December 31, 2010 reflect the operations of the consolidated Predecessor entities as defined in the table below, together with the CoreSite Acquired Properties from the date of their acquisition. Changes in our capital structure that occurred on September 28, 2010, including the acquisition of our Predecessor by our Operating Partnership, are reflected since that date in the financial statements including the allocation of net loss attributable to noncontrolling interest holders and calculations of loss per share. The accompanying consolidated financial statements include the following entities and properties:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, accrued liabilities, performance-based equity compensation plans, and qualification as a REIT. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.6 million, less than $0.1 million and $0.5 million for the year ended December 31, 2011, for the period from September 28, 2010 to December 31, 2010 and for the period from January 1, 2010 to September 27, 2010, respectively, and were not significant for the year ended December 31, 2009.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $33.7 million, $7.4 million, $9.6 million and $9.2 million for the year ended December 31, 2011, for the period from September 28, 2010 to December 31, 2010, for the period from January 1, 2010 to September 27, 2010 and the year ended December 31, 2009, respectively.

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

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2011 and 2010, we had approximately $41.2 million of goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. None of the Company’s current goodwill is deductible for tax purposes.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Restricted Cash

We are required to maintain certain minimum cash balances in escrow by loan agreements to cover various building improvements and obligations related to tax assessments and insurance premiums. We are legally restricted by these agreements from using this cash other than for the purposes specified therein.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the years ended December 31, 2011, 2010 and 2009, no impairment was recognized.

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

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the non-cancellable term of the agreements. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable. If a lease terminates prior to its stated expiration, the deferred rent receivable relating to that lease is written off as a reduction of rental revenue.

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

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At December 31, 2011 and 2010, the allowance for doubtful accounts totaled $0.5 million, and $0.3 million, respectively. Additions to the allowance for doubtful accounts were $0.3 million, less than $0.1 million, $0.2 million, and $0.3 million, for the year ended December 31, 2011, for the period from September 28, 2010 to December 31, 2010, for the period from January 1, 2010 to September 27, 2010 and the year ended December 31, 2009, respectively. Write-offs (recoveries) charged against the allowance were $0.1 million, $0.1 million, $0.1 million, and $0.4 million, for the year ended December 31, 2011, for the period from September 28, 2010 to December 31, 2010, for the period from January 1, 2010 to September 27, 2010 and the year ended December 31, 2009, respectively.

Share-Based Compensation

We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant and is amortized on a straight-line basis over the vesting period.

Asset Retirement Obligations

We record accruals for estimated retirement obligations. The asset retirement obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease where the Company is the lessee. At December 31, 2011 and 2010, the amount included in other liabilities on the consolidated balance sheets was approximately $1.9 million and $2.1 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2011 and 2010, the deferred income taxes were not material.

We currently have no liabilities for uncertain tax positions. The earliest tax year that we are subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year subject to examination of our subsidiaries is 2008.

Concentration of Credit Risks

Our cash and cash equivalents are maintained in various financial institutions, which, at times, may exceed federally-insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to any significant credit risk in this area. We have no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements.

Segment Information

We manage our business as one reportable segment consisting of investments in data centers located in the United States. Although we provide services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics amongst all markets, including the nature of the services provided and the type of customers purchasing these services.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this standard effective September 30, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

3. Acquisitions

As described in Note 1, we acquired the CoreSite Acquired Properties as part of the Company’s IPO for $316.8 million. In connection with the acquisition of the CoreSite Acquired Properties, we incurred $3.3 million of transaction costs. The results of operations for each of the acquired entities are included in our consolidated statements of operations only from the date of acquisition. The following table reflects the allocation of the purchase price for the entities we acquired on September 28, 2010 (in thousands):

September 30,
Consideration paid
Issuance of operating partnership units	$316,836
Allocation of consideration paid to acquire Coresite Acquired Properties
Net investments in real estate	$334,839
Lease intangibles	82,124
Goodwill	41,191
Mortgage loans payable	(143,863)
Below-market leases	(15,686)
Other assets and liabilities acquired, net	18,231

Total allocation of consideration paid	$316,836

Operating revenues of $21.0 million and an operating loss of $(11.6) million attributed to CoreSite Acquired Properties are included in the consolidated statement of operations for the period from September 28, 2010 to December 31, 2010. If the acquisition of the CoreSite Acquired Properties had occurred on January 1, 2010, the consolidated results of operations for the year ended December 31, 2010 on a pro forma basis would have been as follows (in thousands):

September 30,
Year Ended December 31, 2010(1)
Revenue	$144,161
Expenses	$165,657
Operating loss	$(21,496)
Net loss	$(28,481)

(1)	These unaudited pro froma results do not purport to be indicative of what operating results would have been had the acquisition occurred on January 1, 2010, and may not be indicative of future operating results.

4. Acquired Intangible Assets and Liabilities

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). The Company did not add new intangible assets or liabilities during the year ended December 31, 2011. During the year ended December 31, 2010, the Company added approximately $82.1 million of new intangible assets (excluding amount attributed to goodwill) and $15.7 million of new intangible liabilities. The weighted average life of the intangible assets and intangible liabilities acquired during the year ended December 31, 2010 is 3.2 years and 10.8 years, respectively. Amortization of intangibles, for which we are the lessor, related to above or below-market leases is recorded in rental revenue in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation and amortization in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss was recognized for the years ended December 31, 2011, 2010, or 2009.

Above-market and below-market lease intangibles balances at December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Lease contracts above-market value	$8,668	$8,668
Accumulated amortization	(4,253)	(1,360)

Lease contracts above-market value, net	$4,415	$7,308

Weighted average remaining life	3.2 years	3.5 years

Lease contracts below-market value	$21,139	$21,404
Accumulated amortization	(9,267)	(4,989)

Lease contracts below-market value, net	$11,872	$16,415

Weighted average remaining life	12.5 years	10.8 years

The net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $1.7 million, $0.4 million, $0.6 million and $1.0 million, for the year ended December 31, 2011, the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the year ended December 31, 2009, respectively. The estimated amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year Ending December 31,
2012	$1,270
2013	780
2014	493
2015	546
2016	563
Thereafter	3,805

Total	$7,457

Amortization of all other identified intangible assets was $32.2 million, $11.1 million, $0.7 million and $0.8 million, for the year ended December 31, 2011, the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the year ended December 31, 2009, respectively. As of December 31, 2011 and 2010, the weighted average remaining useful life was 3.5 years and 3.2 years, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2012	$16,720
2013	7,007
2014	2,956
2015	1,874
2016	1,464
Thereafter	2,207

Total	$32,228

5. Investment in Real Estate

The following is a summary of the properties owned and leased at December 31, 2011 (in thousands):

Property Name	Location	Acquisition Date		Buildings and Improvements	Leasehold Improvements	Construction in Progress
			Land				Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$21,941	$—	$29	$27,056
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	45,172	—	—	49,144
2972 Stender	Santa Clara, CA	2/2/2007	4,442	16,630	—	38,918	59,990
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	11,486	11,967	—	229	23,682
70 Innerbelt	Somerville, MA	4/11/2007	6,100	67,248	—	170	73,518
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	30,895	1	30,896
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	70,527	—	28,204	110,831
One Wilshire	Los Angeles, CA	9/28/2010	—	—	44,445	912	45,357
900 N. Alameda	Los Angeles, CA	9/28/2010	28,467	105,304	—	468	134,239
55 S. Market	San Jose, CA	9/28/2010	6,863	96,245	—	1,941	105,049
427 S. LaSalle	Chicago, IL	9/28/2010	5,493	55,083	—	2,146	62,722
1275 K Street	Washington, DC	9/28/2010	—	—	5,717	66	5,783
2115 NW 22nd Street	Miami, FL	9/28/2010	729	9,600	—	—	10,329

Total			$84,738	$499,717	$81,057	$73,084	$738,596

6. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31, 2011 and 2010 (in thousands):

	December 31,	December 31,
	2011	2010
Deferred leasing costs	$11,601	$7,954
Deferred rent receivable	11,051	6,065
Deferred financing costs	3,607	3,426
Leasehold interests in corporate headquarters	2,719	2,959
Other	4,765	3,502

Total	$33,743	$23,906

Deferred leasing costs are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2012	$2,562
2013	2,079
2014	1,678
2015	1,218
2016	1,078
Thereafter	2,986

Total	$11,601

7. Leases

The future minimum lease payments to be received under noncancelable leases in effect at December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$95,620
2013	76,692
2014	57,974
2015	41,403
2016	31,421
Thereafter	59,399

Total	$362,509

For the years ended December 31, 2011, 2010 and 2009, total operating revenues recognized from one customer accounted for 11.4%, 16.4%, and 8.5%, respectively. For the years ended December 31, 2011, 2010 and 2009, total operating revenues recognized from another customer accounted for 3.3%, 7.0%, and 19.2%, respectively.

8. Debt

A summary of outstanding indebtedness as of December 31, 2011 and 2010 is as follows (in thousands):

	September 30,	September 30,		September 30,		September 30,
	Interest Rate	Maturity Date		December 31, 2011		December 31, 2010
Senior secured credit facility	(1)	December 15, 2014		$5,000	(2)	$—
427 S. LaSalle—Senior mortgage loan	LIBOR plus 0.60% (0.88% and 0.86% at December 31, 2011 and 2010)	March 9, 2012		25,000	(2)	25,000
427 S. LaSalle—Subordinate mortgage loan	LIBOR plus 2.95% (3.21% at December 31, 2010)	N/A		—		5,000
427 S. LaSalle—Mezzanine loan	LIBOR plus 4.83% (5.09% at December 31, 2010)	N/A		—		10,000
55 S. Market	LIBOR plus 3.50% (3.75% and 3.76% at December 31, 2011 and 2010)(3)	October 9, 2012	(4)	60,000		60,000
12100 Sunrise Valley	LIBOR plus 2.75% (3.06% and 3.01% at December 31, 2011 and 2010)(3)	June 1, 2013		31,864		25,560

Total principal outstanding				121,864		125,560

Unamortized acquired below-market debt adjustment on 427 S. LaSalle mortgage loans				—		(687)

Total indebtedness				$121,864		$124,873

(1)	At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, depending on our leverage ratio. As of December 31, 2011, the interest rate on outstanding borrowings under the senior secured credit facility was 2.54%.

(2)	Subsequent to December 31, 2011, the Company completed additional draws totaling $30.3 million on the senior secured credit facility and repaid the senior mortgage loan of $25.0 million secured by the 427 S. LaSalle property which was scheduled to mature on March 9, 2012.

(3)	In October 2010, we entered into an interest rate swap agreement with respect to the indebtedness on 55 S. Market and an interest rate cap agreement with respect to the indebtedness on 12100 Sunrise Valley, each as a cash flow hedge for interest incurred on these LIBOR based loans.

(4)	The mortgage contains one two-year extension option subject to our Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

Senior Secured Credit Facility

On December 15, 2011, our Operating Partnership and certain subsidiary co-borrowers entered into an amended and restated senior secured revolving credit facility (the “Amended Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Amended Credit Agreement amended our Operating Partnership’s then existing senior secured revolving credit facility, dated September 28, 2010 (the “Prior Facility”), and is unconditionally guaranteed on a senior unsecured basis by us. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda, are co-borrowers under the Amended Credit Agreement, with borrowings under the facility secured by a lien on these properties on a senior secured basis. In addition, the obligations of each of our Operating Partnership and the co-borrowers under the Amended Credit Agreement are joint and several.

The Amended Credit Agreement increased the commitment from the Prior Facility of $110.0 million to $225.0 million, and extended the initial maturity date of the Prior Facility from September 28, 2013, to December 15, 2014, with a one-time extension option, which, if exercised, would extend the maturity date to December 15, 2015. An exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Amended Credit Agreement at initial maturity and certain other customary conditions. As of December 31, 2011, $5.0 million was outstanding under the facility.

Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum, equal to (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, each depending on our Operating Partnership’s leverage ratio. The Amended Credit Agreement also contains an accordion feature to allow our Operating Partnership to increase the total commitment by $175.0 million, to $400.0 million, under specified circumstances.

The total amount available for borrowings under the Amended Credit Agreement will be subject to the lesser of a percentage of the appraised value of our Operating Partnership’s properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of December 31, 2011, $144.5 million was available for us to borrow under the facility.

Subsequent to December 31, 2011, we have completed additional draws totaling $30.3 million and repaid the senior mortgage loan of $25.0 million secured by the 427 S. LaSalle property. In conjunction with the repayment of the senior mortgage loan, 427 S. LaSalle was added as a co-borrower under the Amended Credit Agreement, with borrowings under the facility secured by a lien on such real estate property on a senior secured basis. The addition of the 427 S. LaSalle property to the Amended Credit Agreement increased our borrowing capacity to $202.5 million of which $158.6 million was available for us to borrow under the facility.

Our ability to borrow under the Amended Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including:

•	a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 60%;

•	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 times;

•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%;

•	a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility to gross asset value) of 30%; and

•	a minimum tangible net worth equal to at least $468,750,000 plus 80% of the net proceeds of any additional equity issuances.

As of December 31, 2011, we were in compliance with the covenants.

Financing costs of $2.3 million and $1.7 million, which were incurred in connection with the execution of the Prior Facility and the Amended Credit Agreement, respectively, have been capitalized and are included in deferred financing costs. Amortization of these deferred financing costs for year ended December 31, 2011 and 2010 totaled $0.8 million and $0.2 million, respectively, and have been included in interest expense.

427 S. LaSalle

As of December 31, 2011, the 427 S. LaSalle property had a senior mortgage of $25.0 million, which was scheduled to mature on March 9, 2012. This loan was secured by deeds of trust on the property and required payments of interest only until maturity. The mortgage required ongoing compliance by us with various nonfinancial covenants. As of December 31, 2011, we were in compliance with the covenants.

On April 29, 2011, we repaid the $10.0 million mezzanine loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $10.0 million, paying $9.5 million in cash and recognizing a $0.5 million gain, net of fees on the transaction.

On June 3, 2011, we repaid the $5.0 million subordinate loan on the 427 S. LaSalle property at a discount. As a result of this discounted payoff, we reduced our debt by $5.0 million, paying $4.6 million in cash and recognizing a $0.4 million gain, net of fees on the transaction.

On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

55 S. Market

As of December 31, 2011, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The loan contains one two-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The loan requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of December 31, 2011, we were in compliance with the covenants.

On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012 and effectively fixes the interest rate at 4.01%.

12100 Sunrise Valley

As of December 31, 2011, the 12100 Sunrise Valley property had a mortgage of $31.9 million. The loan is secured by the 12100 Sunrise Valley property and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013, and we may exercise the one-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The loan contains certain financial and nonfinancial covenants. As of December 31, 2011, we were in compliance with the covenants.

On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012 and hedges against LIBOR interest rate increases above 2.0%.

Debt Maturities

The following table summarizes our debt maturities and principal payments as of December 31, 2011 (in thousands):

	September 30,
Year Ending December 31,
2012	$85,324	(1)
2013	31,540
2014	5,000
2015	—
2016	—
Thereafter	—

Total	$121,864

(1)	On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the period, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011, 2010 and 2009, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2012, the Company estimates that $0.1 million will be reclassified as an increase to interest expense.

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Cash Flow Hedge Derivative Summary

	September 30,	September 30,
	Number of Instruments	Notional
Derivative type
Interest rate swap	1	$60,000,000
Interest rate cap	1	25,000,000

Total	2	$85,000,000

Non-designated Hedges

Additionally, the Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but due to immateriality, are not designated for hedge accounting purposes. The Company’s derivatives detailed in the table below are not designated as hedging instruments for accounting purposes and do not have material economic value as of December 31, 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Non-Designated Derivative Summary

	September 30,	September 30,
	Number of Instruments	Notional
Derivative type
Interest rate caps	2	$40,000,000

Total	2	$40,000,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	As of December 31,
	2011	2010	2011	2010
	(In thousands)
Derivatives designated as hedging instruments
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$—	$31	$—	$—
Interest rate swaps	—	117	50	—

Total	$—	$148	$50	$—

Derivatives not designated as hedging instruments
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$—	$—	$—	$—

Total	$—	$—	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
	Income Statement Impact of Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009	(Effective Portion)	2011	2010	2009	Testing)	2011	2010	2009
Interest rate derivative
Interest rate caps	$(30)	$4	$—	Interest income/ (expense)	$(5)	$—	$—	Other income/ (expense)	$—	$—	$—
Interest rate swap	(336)	95	—	Interest income/ (expense)	(168)	22	—	Other income/ (expense)	—	—	—

Total	$(366)	$99	$—		$(173)	$22	$—		$—	$—	$—

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision under which if the Company defaults on any of its indebtedness, including default when repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Such a default may require the Company to settle any outstanding derivatives at their then current fair value. As of December 31, 2011, the derivative instruments with fair values in a net liability position were not material and the Company has not posted any cash collateral related to these agreements.

10. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Operating Partnership units have been eligible to have the Operating Partnership units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Operating Partnership units. Based on the results of this analysis, we concluded that the Operating Partnership units met the criteria to be classified within equity at December 31, 2011 and 2010.

The following table shows the ownership interests in the Operating Partnership as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,404,743	44.6%	19,458,605	42.6%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	55.2%	26,165,000	57.3%
Incentive units held by employees	69,692	0.2%	61,065	0.1%

Total	45,749,825	100.0%	45,684,670	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. During the year ended December 31, 2011, the Company issued 56,528 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Operating Partnership units were issued.

Additionally, during the year ended December 31, 2011, 8,627 Operating Partnership units were issued to employees upon their vesting in the incentive unit awards.

On November 15, 2011, 889,610 Operating Partnership units held by third parties were redeemed for common stock of the Company. This redemption was recorded as a $13.8 million reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital.

The redemption value of the noncontrolling interests at December 31, 2011 was $451.6 million based on the closing price of the Company’s stock of $17.82 on that date.

11. Stockholders’ Equity

During the year ended December 31, 2011, we issued 263,393 shares of restricted stock and options to purchase 543,380 shares of common stock to certain employees in connection with our 2010 equity incentive plan. Additionally, for their services as members of the Board of Directors, the independent directors not affiliated with the Carlyle Group were each issued 2,520 restricted stock units.

On September 28, 2010, we completed our IPO which resulted in the sale of 19,435,000 shares of our common stock, including 2,535,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $16.00, generating gross proceeds to the Company of $311.0 million. The proceeds to the Company, net of underwriters’ discounts, commissions and other offering costs were $285.6 million. Underwriters’ discounts, commissions and other offering costs of $25.3 million are reflected as a reduction to additional paid-in capital in the consolidated balance sheet of the Company.

In connection with the IPO, we issued 6,758 fully vested shares of common stock to certain employees which resulted in a charge to compensation expense of $0.1 million. Additionally, we issued 108,787 shares of restricted stock and 577,555 options to purchase shares of our common stock to certain employees that vest evenly over four years commencing on September 28, 2011. We issued an additional 59,820 restricted shares to employees that vest evenly over a three year period commencing on September 28, 2011.

Upon closing of the IPO, the Company retired the former profits interest incentive program, under which employees were provided equity-based awards in order to align their interests with those of our equity holders and for retention purposes. In retirement of this plan, the Company issued 15,847 fully vested shares of common stock, 10,203 shares of restricted stock which vest evenly over three years commencing on the first anniversary of the IPO, and 6,627 shares of restricted stock which vested in 2011. In addition, certain employees were issued 61,065 fully vested Operating Partnership units and 25,883 unvested Operating Partnership units which vest evenly over three years commencing on September 28, 2011.

During the year ended December 31, 2010, the independent directors not affiliated with the Carlyle Group were issued 10,000 restricted stock units and a one-time grant of 10,000 options to purchase shares of our common stock for their services as members of the Board of Directors.

We have declared the following dividends on our common stock and equivalent distributions on units in our Operating Partnership for the years ended December 31, 2011 and 2010:

	September 30,		September 30,	September 30,	September 30,
Record Date	Payment Date		Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
3/31/2011	4/15/2011		$0.13	$0.13	$—
6/30/2011	7/15/2011		0.13	0.13	—
9/30/2011	10/17/2011		0.13	0.13	—
12/31/2011	1/17/2012	(1)	0.18	0.18	—

			$0.57	$0.57	$—

12/31/2010	1/14/2011	(2)	$0.13	$0.13	$—

(1)	The $0.1800 quarterly dividend paid in January 2012 is included as 2011 taxable common dividends.

(2)	Of the $0.1300 quarterly dividend paid in January of 2011, $0.0415 is included as 2010 taxable common dividends and $0.0885 is included as 2011 taxable common dividends.

12. Equity Incentive Plan

In connection with our IPO, the Company’s Board of Directors adopted the 2010 equity incentive plan, which we refer to as the 2010 Plan. The 2010 Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. We have reserved a total of 3,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair values are being expensed on a straight-line basis over the vesting period.

No stock option awards were issued during the year ended December 31, 2009.The following table sets forth the 2010 Plan’s stock option activity for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,		September 30,
	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	—	$—
Granted	587,555	16.00
Forfeited	—	—
Expired	—	—
Exercised	—	—

Options outstanding, December 31, 2010	587,555	16.00	9.7 years		$—
Granted	543,380	15.27
Forfeited	(122,848)	15.80
Expired	(8,074)	16.00
Exercised	(1,962)	16.00		Less than $	0.1 million

Options outstanding, December 31, 2011	998,051	$15.63	8.9 years		$2.2 million

Exercisable at December 31,
2011	130,942	$16.00	8.7 years		$0.2 million
2010	—	N/A	N/A		N/A

The following table sets forth the number of shares subject to option that are unvested as of December 31, 2011 and the fair value of these options at the grant date:

	September 30,	September 30,
	Number of Shares Subject to Option	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2009	—	$—
Granted	587,555	4.95
Forfeited	—	—
Vested	—	—

Unvested balance, December 31, 2010	587,555	4.95
Granted	543,380	4.89
Forfeited	(122,848)	4.93
Vested	(140,978)	4.92

Unvested balance, December 31, 2011	867,109	$4.92

As of December 31, 2011, total unearned compensation on options was approximately $3.3 million, and the weighted average vesting period was 3.0 years. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since September 28, 2010, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. We utilize the simplified method of estimating the term for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	2011	2010
Expected term (in years)	6.25	6.25
Expected volatility	43.07%	43.59%
Expected annual dividend	3.41%	3.25%
Risk-free rate	2.76%	1.33%

Restricted Awards

During the years ended December 31, 2011 and 2010, the Company issued 263,393 and 185,437 shares of restricted stock, respectively, which had values of $4.0 million and $3.0 million, respectively, on the grant date. Also during the years ended December 31, 2011 and 2010, the Company issued 10,080 and 10,000 restricted stock units or RSUs, respectively, which had values of $0.2 million and $0.2 million, respectively, on the grant date. The principal difference between these instruments is that RSUs are not shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

	September 30,	September 30,
	Restricted Awards	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2009	—	$—
Granted	195,437	15.98
Forfeited	—	—
Vested	—	—

Unvested balance, December 31, 2010	195,437	15.98
Granted	273,473	15.19
Forfeited	(51,213)	15.81
Vested	(74,466)	16.10

Unvested balance, December 31, 2011	343,231	$15.35

As of December 31, 2011, total unearned compensation on restricted awards was approximately $4.0 million, and the weighted average vesting period was 2.8 years.

Operating Partnership Units

In connection with the IPO, we issued 25,883 Operating Partnership units, which were fair valued at $15.98 per unit or $0.4 million in total. The Operating Partnership units will be amortized on a straight-line basis to expense over the vesting period. As of December 31, 2011, 8,627 units have vested and 17,256 units were unvested. As of December 31, 2011, total unearned compensation on Operating Partnership units was approximately $0.2 million, and the weighted average vesting period was 1.8 years.

13. Earnings Per Share

Basic loss per share is calculated by dividing the net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of shares issuable under our equity-based compensation plan and Operating Partnership units. For the years ended December 31, 2011 and 2010, 998,051 and 587,555 options to purchase common stock, respectively, and 343,231 and 195,437 restricted shares, respectively, have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

14. Employee Benefit Plan

CoreSite, LLC has a tax qualified retirement 401(k) plan that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees may participate after six months of employment. Additionally at that time, the Company provides a safe harbor contribution equal to 3% of the participant’s annual salary. The employee and employer contributions are limited to the maximum amount allowed by the Internal Revenue Service. Both employee and employer contributions vest immediately. For the years ended December 31, 2011and 2010, the Company contributions were $0.4 million and less than $0.1 million, respectively.

15. Estimated Fair Value of Financial Instruments

Authoritative guidance issued by the FASB establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under the authoritative guidance are as follows:

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

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts and other receivables, interest rate caps, interest rate swaps, senior secured credit facility, mortgage loans payable, interest payable and accounts payable. The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, senior secured credit facility, interest payable and accounts payable approximate fair values due to the short-term nature of these accounts. The interest rate caps and interest rate swap are carried at fair value.

The combined balance of our mortgage loans payable was $116.9 million and $125.6 million as of December 31, 2011 and 2010 (excluding a $0.7 million fair value of acquired debt adjustment as of December 31, 2010), respectively, with a fair value of $116.1 million and $123.8 million, respectively, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Recurring Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands)
Assets
Derivative Financial Instruments	$—	$—	$—	$148	$—	$—	$—	$148

Liabilities
Derivative Financial Instruments	$—	$—	$50	$—	$—	$—	$50	$—

16. Related Party Transactions

Prior to the closing of the IPO on September 28, 2010, CoreSite, LLC was engaged to act as the Company’s agent for the purpose of coordinating the activities of the property manager, for leasing and servicing the properties, and for overseeing property build-out activities. Subsequent to our Predecessor’s acquisition of CoreSite, LLC as part of the IPO on September 28, 2010, all related party revenue and expenses incurred in connection with CoreSite, LLC’s activities, have been eliminated in consolidation. For the years ended December 31, 2010 and 2009, CoreSite, LLC earned management fees from the Predecessor of $3.6 million and $2.2 million, respectively. For the years ended December 31, 2010 and 2009, CoreSite, LLC earned lease commissions from our Predecessor of $2.8 million and $1.8 million, respectively. These commissions are included in deferred leasing costs. For the years ended December 31, 2010 and 2009, CoreSite, LLC earned construction management fees from our Predecessor of $1.2 million and $0.6 million, respectively. The construction management fees are included in building improvements and construction in progress. For the years ended December 31, 2010 and 2009, CoreSite, LLC was reimbursed for payroll related expenses from our Predecessor of $1.2 million and $1.0 million, respectively. At December 31, 2011 and 2010, none of the fees were payable to CoreSite, LLC.

We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was $0.2 million, $0.2 million and less than $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$17,044	$17,457	$17,742	$17,620	$17,370	$26,885	$114,118
Other(1)	5,186	1,384	261	157	142	887	8,017

Total	$22,230	$18,841	$18,003	$17,777	$17,512	$27,772	$122,135

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts, telecommunications leases and insurance premiums.

Rent expense was $18.3 million, $4.6 million, $2.2 million and $2.8 million, for the year December 31, 2011, for the period from September 28, 2010 to December 31, 2010, the period from January 1, 2010 to September 27, 2010 and the year ended December 31, 2009, respectively.

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At December 31, 2011, we had open commitments related to construction contracts of approximately $8.0 million.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. Management believes that the resolution of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Prior to the completion of our IPO, Ari Brumer, the former general counsel of our affiliate CoreSite, LLC, filed suit in federal court in Colorado against the Company, certain of our affiliates, our chief executive officer and certain affiliates of the Funds and Carlyle. In his complaint, Mr. Brumer alleged that he was fraudulently induced to accept employment with CoreSite, LLC, and that his employment was terminated in retaliation for his assertions that the Company and certain of its officers and affiliates had been involved in or committed certain illegal or improper acts. We investigated the assertions of illegal or improper acts made by Mr. Brumer at that time, and we concluded that those assertions were not based on, or supported by, facts.

On September 28, 2010, Mr. Brumer voluntarily dismissed the federal court action without prejudice and filed a substantially identical complaint in Colorado state court in Denver. In the state action, Mr. Brumer claims actual damages in an amount to be proven at trial, non-economic damages, special damages of $1,019,000 principally attributable to real estate losses that he allegedly incurred from relocating to Colorado, punitive damages, attorneys’ fees and costs. On January 11, 2011, the Court dismissed one of Mr. Brumer’s claims as legally insufficient and ordered the dismissal of all claims against our chief executive officer individually. Mr. Brumer subsequently filed an amended complaint.

On March 8, 2011, the Company filed its answer to the amended complaint and asserted counterclaims against Mr. Brumer, alleging that he attempted to disrupt the Company’s initial public offering for his personal advantage after his employment was terminated by the Company. On May 25, 2011, Mr. Brumer filed a second amended complaint and jury demand, adding a claim for defamation based on the Company’s disclosure in a public filing of the allegations made by the Company in its counterclaims. The case is set for a nine-day trial to commence on October 1, 2012.

Because the case is still in the preliminary stage of discovery, the cost of the litigation and its ultimate resolution are not estimable at this time. We believe that we have valid defenses to Mr. Brumer’s remaining claims and that there is significant merit to our counterclaims against Mr. Brumer. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the information currently available, we continue to believe that the litigation will not have a material adverse effect on our business, financial position or liquidity.

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

Because discovery has yet to be completed in the arbitration, the cost of the litigation and its ultimate resolution are not estimable at this time. Based on the information currently available, however, we do not believe that it will have a material adverse effect on our business, financial position or liquidity.

18. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2011 and 2010 (in thousands except share data):

	September 30,	September 30,	September 30,	September 30,
	The Company
	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$46,029	$44,367	$42,484	$39,966
Operating income (loss)	1,072	1,125	(3,473)	(5,814)
Net income (loss)	462	263	(3,588)	(7,916)
Net income (loss) attributable to common shares	179	112	(1,530)	(3,372)
Net income (loss) per share attributable to common shares—basic	$0.01	$0.01	$(0.08)	$(0.17)

Net income (loss) per share attributable to common shares—diluted	$0.01	$0.01	$(0.08)	$(0.17)

	September 30,	September 30,	September 30,	September 30,
	The Company	The Predecessor
	For the period September 28, 2010 through December 31, 2010	For the period July 1, 2010 through September 27, 2010	Three Months Ended
			June 30, 2010	March 31, 2010
Revenue	$38,352	$14,139	$12,387	$9,031
Operating income (loss)	(8,697)	(913)	1,344	(398)
Net income (loss)	(10,722)	(1,591)	945	(909)
Net income (loss) attributable to common shares	(3,351)	N/A	N/A	N/A
Net income (loss) per share attributable to common shares—basic and diluted	$(0.17)	N/A	N/A	N/A

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011			Accumulated Depreciation at	Year
Property	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	December 31, 2011	Acquired or Leased
	(In thousands)
1656 McCarthy	(1)	$5,086	$5,046	$—	$16,924	$5,086	$21,970	$27,056	$6,261	2006
2901 Coronado	(1)	3,972	3,482	—	41,690	3,972	45,172	49,144	6,974	2007
2972 Stender	—	4,442	3,716	—	51,832	4,442	55,548	59,990	565	2007
Coronado-Stender Properties	—	11,486	9,240	—	2,956	11,486	12,196	23,682	1,799	2007
70 Innerbelt	(1)	6,100	26,748	—	40,670	6,100	67,418	73,518	13,809	2007
32 Avenue of the Americas	—	—	—	—	30,896	—	30,896	30,896	7,190	2007
12100 Sunrise Valley	31,864	12,100	32,939	—	65,792	12,100	98,731	110,831	10,852	2007
One Wilshire	—	—	41,099	—	4,258	—	45,357	45,357	4,186	2010
900 N. Alameda	(1)	28,467	94,114	—	11,658	28,467	105,772	134,239	5,131	2010
55 S. Market	60,000	6,863	91,719	—	6,467	6,863	98,186	105,049	3,814	2010
427 S. LaSalle	25,000	5,493	49,522	—	7,707	5,493	57,229	62,722	2,726	2010
1275 K Street	—	—	4,797	—	986	—	5,783	5,783	595	2010
2115 NW 22nd Street	—	729	9,325	—	275	729	9,600	10,329	526	2010

Total	$116,864	$84,738	$371,747	$—	$282,111	$84,738	$653,858	$738,596	$64,428

(1)	Properties pledged as collateral for the senior secured credit facility which has an outstanding balance of $5.0 million as of December 31, 2011.

The aggregate cost of the total properties for federal income tax purposes was approximately $727.5 million (unaudited) at December 31, 2011.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

The following table reconciles the historical cost and accumulated depreciation of the CoreSite Realty Corporation properties for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(In thousands)
Property
Balance, beginning of period	$622,622	$234,262	$204,505
Additions—property acquisitions	—	332,128	—
Additions—improvements	115,974	56,232	29,757

Balance, end of period	$738,596	$622,622	$234,262

Accumulated Depreciation
Balance, beginning of period	$32,943	$16,207	$7,012
Additions—depreciation and amortization	31,485	16,736	9,195

Balance, end of period	$64,428	$32,943	$16,207

See accompanying report of independent registered public accounting firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). The internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.

Based on its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures might deteriorate.

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2011, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which is included on page 44 of this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders, to be filed no later than April 30, 2012, and is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders, to be filed no later than April 30, 2012, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders, to be filed no later than April 30, 2012, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders, to be filed no later than April 30, 2012, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders, to be filed no later than April 30, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.

(2)	Schedule III—Real Estate and Accumulated Depreciation is included herein at page 68. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)

10.1	Agreement of Limited Partnership of CoreSite, L.P.(3)

10.2	2010 Equity Incentive Plan.(1)*

10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*

10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*

10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*

10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*

10.7	Employment Agreement between CoreSite Realty Corporation and Thomas M. Ray, dated as of August 1, 2010.(1)*

10.8	Employment Agreement between CoreSite Realty Corporation and Deedee Beckman, dated as of September 2, 2010.(1)*

10.9	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*

10.10	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)

10.11	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)

10.12	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)

10.13	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)

10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)

10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)

10.16	Form of Restricted Stock Agreement.(1)*

10.17	Form of Restricted Unit Agreement.(1)*

10.18	Form of Management Rights Agreement.(1)*

10.19	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*

10.20	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*

10.21	Credit Agreement among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C. and CoreSite Real Estate 1656 McCarthy, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, and Keybanc Capital Markets and RBC Capital Markets Corporation, as joint lead arrangers and joint book managers, dated as of September 28, 2010.(3)

10.22	Form of Restricted Stock Agreement.(3)*

10.23	Employment Agreement between CoreSite Realty Corporation and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*

10.24	Employment Agreement between CoreSite Realty Corporation and Derek McCandless, dated as of February 7, 2011.(5)*

Exhibit Number	Description

10.25	Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C. and CoreSite Real Estate 1656 McCarthy, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank, as documentation agent, and Keybanc Capital Markets and RBC Capital Markets Corporation, as joint lead arrangers and joint book managers, dated as of December 15, 2011.(6)

12.1	Statement of Computation of Ratios

21.1	Subsidiaries of CoreSite Realty Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document**

101. SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Represents management contract or compensatory plan or agreement.

**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on February 11, 2011.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on December 16, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2012	CORESITE REALTY CORPORATION

	By:	/s/ Thomas M. Ray
Thomas M. Ray
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Ray	President and Chief Executive Officer

Thomas M. Ray	(Principal Executive Officer) and Director	February 24, 2012

/s/ Jeffrey S. Finnin

Jeffrey S. Finnin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012
/s/ Robert G. Stuckey

Robert G. Stuckey	Chairman of the Board of Directors	February 24, 2012

/s/ James A. Attwood, Jr.

James A. Attwood, Jr.	Director	February 24, 2012

/s/ Michael Koehler

Michael Koehler	Director	February 24, 2012

/s/ Paul E. Szurek

Paul E. Szurek	Director	February 24, 2012

/s/ J. David Thompson

J. David Thompson	Director	February 24, 2012

/s/ David A. Wilson

David A. Wilson	Director	February 24, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)

10.1	Agreement of Limited Partnership of CoreSite, L.P.(3)

10.2	2010 Equity Incentive Plan.(1)*

10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*

10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*

10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*

10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*

10.7	Employment Agreement between CoreSite Realty Corporation and Thomas M. Ray, dated as of August 1, 2010.(1)*

10.8	Employment Agreement between CoreSite Realty Corporation and Deedee Beckman, dated as of September 2, 2010.(1)*

10.9	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*

10.10	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)

10.11	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)

10.12	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)

10.13	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)

10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)

10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)

10.16	Form of Restricted Stock Agreement.(1)*

10.17	Form of Restricted Unit Agreement.(1)*

10.18	Form of Management Rights Agreement.(1)*

10.19	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*

10.20	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*

10.21	Credit Agreement among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C. and CoreSite Real Estate 1656 McCarthy, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, and Keybanc Capital Markets and RBC Capital Markets Corporation, as joint lead arrangers and joint book managers, dated as of September 28, 2010.(3)

10.22	Form of Restricted Stock Agreement.(3)*

10.23	Employment Agreement between CoreSite Realty Corporation and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*

10.24	Employment Agreement between CoreSite Realty Corporation and Derek McCandless, dated as of February 7, 2011.(5)*

10.25	Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C. and CoreSite Real Estate 1656 McCarthy, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank, as documentation agent, and Keybanc Capital Markets and RBC Capital Markets Corporation, as joint lead arrangers and joint book managers, dated as of December 15, 2011.(6)

12.1	Statement of Computation of Ratios

21.1	Subsidiaries of CoreSite Realty Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002.

Exhibit Number	Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Represents management contract or compensatory plan or agreement.

**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on February 11, 2011.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on December 16, 2011