Form 10-Q
period 2012-03-31
CoreSite Realty Corp
filed 2012-04-27
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                     to                     .

Commission file number: 001-34877

CoreSite Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	27-1925611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 17th Street, Suite 800 Denver, CO	80265
(Address of principal executive offices)	(Zip Code)

(866) 777-2673

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding at April 25, 2012 was 20,990,651.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Investments in real estate:
Land	$84,738	$84,738
Building and building improvements	517,934	499,717
Leasehold improvements	82,660	81,057

	685,332	665,512
Less: Accumulated depreciation and amortization	(73,571)	(64,428)

Net investment in operating properties	611,761	601,084
Construction in progress	69,519	73,084

Net investments in real estate	681,280	674,168
Cash and cash equivalents	3,998	6,628
Restricted cash	8,712	9,291
Accounts and other receivables, net of allowance for doubtful accounts of $623 and $465 as of March 31, 2012 and December 31, 2011, respectively	7,403	6,562
Lease intangibles, net of accumulated amortization of $33,107 and $33,711 as of March 31, 2012 and December 31, 2011, respectively	30,905	36,643
Goodwill	41,191	41,191
Other assets	37,431	33,743

Total assets	$810,920	$808,226

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$40,250	$5,000
Mortgage loans payable	91,782	116,864
Accounts payable and accrued expenses	39,096	38,822
Deferred rent payable	3,785	3,535
Acquired below-market lease contracts, net of accumulated amortization of $10,241 and $9,267 as of March 31, 2012 and December 31, 2011, respectively	10,898	11,872
Prepaid rent and other liabilities	10,755	11,946

Total liabilities	196,566	188,039
Stockholders’ equity:
Common stock, par value $0.01, 100,000,000 shares authorized and 20,800,379 and 20,747,794 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	204	204
Additional paid-in capital	257,338	256,183
Accumulated other comprehensive income (loss)	(47)	(34)
Accumulated deficit	(26,683)	(23,545)

Total stockholders’ equity	230,812	232,808
Noncontrolling interests	383,542	387,379

Total equity	614,354	620,187

Total liabilities and equity	$810,920	$808,226

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Rental revenue	$29,493	$25,210
Power revenue	12,330	9,781
Tenant reimbursement	1,296	1,720
Other revenue	4,165	3,255

Total operating revenues	47,284	39,966
Operating expenses:
Property operating and maintenance	14,395	12,023
Real estate taxes and insurance	2,014	2,743
Depreciation and amortization	15,461	19,473
Sales and marketing	2,129	1,377
General and administrative	6,352	5,617
Transaction costs	122	—
Rent	4,577	4,547

Total operating expenses	45,050	45,780

Operating income (loss)	2,234	(5,814)
Interest income	2	66
Interest expense	(1,018)	(2,252)

Income (loss) before income taxes	1,218	(8,000)
Income tax benefits	125	84

Net income (loss) per share attributable to common shares:	$1,343	$(7,916)
Net income (loss) attributable to noncontrolling interests	743	(4,544)

Net income (loss) attributable to common shares	$600	$(3,372)

Net income (loss) per share attributable to common shares:
Basic	$0.03	$(0.17)
Diluted	$0.03	$(0.17)

Weighted average common shares outstanding:
Basic	20,455,875	19,458,605
Diluted	20,694,855	19,458,605

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss):	$1,343	$(7,916)
Other comprehensive income (loss):
Change in fair value on derivative contracts	(69)	(65)
Reclassification of other comprehensive loss to interest expense	41	38

Comprehensive income (loss)	1,315	(7,943)
Comprehensive income (loss) attributable to noncontrolling interests	728	(4,560)

Comprehensive income (loss) attributable to common shares	$587	$(3,383)

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Number	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2012	20,747,794	$204	$256,183	$(23,545)	$(34)	$232,808	$387,379	$620,187
Issuance of restricted stock awards, net of forfeitures	26,536	—	—	—	—	—	—	—
Exercise of stock options	26,049	—	408	—	—	408	—	408
Amortization of deferred compensation	—	—	747	—	—	747	—	747
Dividends and distributions	—	—	—	(3,738)	—	(3,738)	(4,565)	(8,303)
Net income	—	—	—	600	—	600	743	1,343
Change in fair value on derivative contracts	—	—	—	—	(31)	(31)	(38)	(69)
Reclassification of other comprehensive loss to interest expense	—	—	—	—	18	18	23	41

Balance at March 31, 2012	20,800,379	$204	$257,338	$(26,683)	$(47)	$230,812	$383,542	$614,354

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,343	$(7,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,461	19,473
Amortization of above/below market leases	(396)	(390)
Amortization of deferred financing costs	436	427
Amortization of share-based compensation	747	497
Amortization of discount to fair market value of acquired loan	—	687
Bad debt expense	142	20
Changes in operating assets and liabilities:
Restricted cash	427	(77)
Accounts receivable	(983)	(873)
Due to and due from related parties	—	2
Deferred rent receivable	(1,568)	(859)
Deferred leasing costs	(1,982)	(2,038)
Other assets	(1,608)	658
Accounts payable and accrued expenses	1,969	2,941
Prepaid rent and other liabilities	(1,054)	241
Deferred rent payable	250	366

Net cash provided by operating activities	13,184	13,159

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(18,161)	(20,310)
Changes in reserves for capital improvements	152	78

Net cash used in investing activities	(18,009)	(20,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Offering costs	—	(17)
Proceeds from exercise of stock options	408	—
Proceeds from revolving credit facility	35,250	—
Repayments of mortgage loans payable	(25,082)	—
Payments of loan fees and costs	(109)	(6)
Dividends and distributions	(8,272)	(5,940)

Net cash provided by (used in) financing activities	2,195	(5,963)

Net change in cash and cash equivalents	(2,630)	(13,036)
Cash and cash equivalents, beginning of period	6,628	86,246

Cash and cash equivalents, end of period	$3,998	$73,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,481	$1,100
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$3,841	$10,987
Accrual of dividends and distributions	$8,489	$5,997

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation, through its controlling interest in CoreSite, L.P. (our “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, the “Company,” “we,” or “our”), is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). The Company was organized in the state of Maryland on February 17, 2010, completed its initial public offering of common stock (the “IPO”) on September 28, 2010, and is the sole general partner of the Operating Partnership.

We are engaged in the business of owning, acquiring, constructing and managing technology-related real estate and as of March 31, 2012, our property portfolio included 12 operating data center facilities and one development site located in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the expected results for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Intercompany balances and transactions have been eliminated.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.7 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $9.4 million and $8.6 million for the three months ended March 31, 2012 and 2011, respectively.

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

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2012, we had approximately $41.2 million of goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Restricted Cash

The Company is required to maintain certain minimum cash balances in escrow by loan agreements to cover various building improvements. The Company is legally restricted by these agreements from using this cash other than for the purposes specified therein.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three months ended March 31, 2012 and 2011, no impairment was recognized.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended March 31, 2012 and 2011, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.6 million and $0.4 million, respectively. Balances, net of accumulated amortization, at March 31, 2012 and December 31, 2011, are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Lease contracts above-market value	$8,492	$8,668
Accumulated amortization	(4,654)	(4,253)

Lease contracts above-market value, net	$3,838	$4,415

Lease contracts below-market value	$21,139	$21,139
Accumulated amortization	(10,241)	(9,267)

Lease contracts below-market value, net	$10,898	$11,872

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts totaled $0.6 million and $0.5 million, respectively. Additions to the allowance for doubtful accounts were $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Write-offs (recoveries) charged against the allowance were less than ($0.1) million and less than $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

Asset Retirement Obligations

We record accruals for estimated retirement obligations. The asset retirement obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease under which the Company is the lessee. At March 31, 2012 and December 31, 2011, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $1.9 million and $1.9 million, respectively.

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

To maintain REIT status, we will distribute a minimum of 90% of the Company’s taxable income. However, it is our policy and intent, subject to change, to distribute 100% of the Company’s taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. Any taxable income prior to the completion of the IPO is the responsibility of the Company’s prior members. The allocable share of income is included in the income tax returns of the members. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2012, the deferred income taxes were not material.

We currently have no liabilities for uncertain tax positions. The earliest tax year for which the Company is subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year for which our subsidiaries are subject to examination is 2008.

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

For the three months ended March 31, 2012 and 2011, total operating revenues recognized from one customer accounted for 10.4% and 12.2%, respectively.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the provisions of this standard effective January 1, 2012 by presenting a separate Condensed Consolidated Statement of Comprehensive Income.

3. Investment in Real Estate

The following is a summary of the properties owned and leased at March 31, 2012 (in thousands):

Property Name	Location	Acquisition Date		Buildings and Improvements	Leasehold Improvements	Construction in Progress
			Land				Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$22,032	$—	$—	$27,118
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	45,105	—	—	49,077
2972 Stender	Santa Clara, CA	2/2/2007	4,442	26,951	—	32,130	63,523
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	11,486	12,076	—	193	23,755
70 Innerbelt	Somerville, MA	4/11/2007	6,100	67,834	—	713	74,647
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	30,910	21	30,931
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	75,449	—	23,790	111,339
One Wilshire	Los Angeles, CA	9/28/2010	—	—	45,935	867	46,802
900 N. Alameda	Los Angeles, CA	9/28/2010	28,467	105,952	—	957	135,376
55 S. Market	San Jose, CA	9/28/2010	6,863	97,319	—	1,869	106,051
427 S. LaSalle	Chicago, IL	9/28/2010	5,493	55,606	—	8,925	70,024
1275 K Street	Washington, DC	9/28/2010	—	—	5,815	22	5,837
2115 NW 22nd Street	Miami, FL	9/28/2010	729	9,610	—	32	10,371

Total			$84,738	$517,934	$82,660	$69,519	$754,851

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Deferred leasing costs	$12,798	$11,601
Deferred rent receivable	12,619	11,051
Deferred financing costs	3,280	3,607
Leasehold interests in corporate headquarters	2,664	2,719
Other	6,070	4,765

Total	$37,431	$33,743

5. Debt

A summary of outstanding indebtedness as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	*****	*****		*****	*****
	Interest Rate	Maturity Date		March 31, 2012	December 31, 2011
Senior secured credit facility	(1)	December 15, 2014		$40,250	$5,000
55 S. Market	LIBOR plus 3.50% (3.74% and 3.75% at March 31, 2012 and December 31, 2011)(2)	October 9, 2012	(3)	60,000	60,000
12100 Sunrise Valley	LIBOR plus 2.75% (3.00% and 3.06% at March 31, 2012 and December 31, 2011)(2)	June 1, 2013		31,782	31,864
427 S. LaSalle—Senior mortgage loan	LIBOR plus 0.60% (0.86% at December 31, 2011)	Repaid, Feburary 2012		—	25,000

Total principal outstanding				$132,032	$96,864

(1)	At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, depending on our leverage ratio. As of March 31, 2012, the weighted average interest rate on outstanding borrowings under the senior secured credit facility was 2.49%.
(2)	In October 2010, we entered into an interest rate swap agreement with respect to the indebtedness on 55 S. Market and an interest rate cap agreement with respect to the indebtedness on 12100 Sunrise Valley, each as a cash flow hedge for interest incurred on these LIBOR based loans.
(3)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

Senior Secured Credit Facility

On December 15, 2011, our Operating Partnership and certain subsidiary co-borrowers entered into an amended and restated senior secured revolving credit facility (the “Amended Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Amended Credit Agreement amended our Operating Partnership’s then existing senior secured revolving credit facility, dated September 28, 2010 (the “Prior Facility”), and is unconditionally guaranteed on a senior unsecured basis by us. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the Amended Credit Agreement, with borrowings under the facility secured by a lien on these properties on a senior secured basis. In addition, the obligations of each of our Operating Partnership and the co-borrowers under the Amended Credit Agreement are joint and several.

On February 7, 2012, we repaid the senior mortgage loan of $25.0 million secured by the 427 S. LaSalle property and subsequently added 427 S. LaSalle as a co-borrower under the Amended Credit Agreement, with borrowings under the facility secured by a lien on such real estate property on a senior secured basis.

The Amended Credit Agreement increased the commitment from the Prior Facility of $110.0 million to $225.0 million, and extended the initial maturity date of the Prior Facility from September 28, 2013, to December 15, 2014, with a one-time extension option, which, if exercised, would extend the maturity date to December 15, 2015. An exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Amended Credit Agreement at initial maturity and certain other customary conditions. As of March 31, 2012 and December 31, 2011, $40.3 million and $5.0 million, respectively, was outstanding under the facility.

Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, each depending on our Operating Partnership’s leverage ratio. The Amended Credit Agreement also contains an accordion feature to allow our Operating Partnership to increase the total commitment by $175.0 million, to $400.0 million, under specified circumstances.

The total amount available for borrowings under the Amended Credit Agreement will be subject to the lesser of a percentage of the appraised value of our Operating Partnership’s properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of March 31, 2012, $153.6 million was available for us to borrow under the facility.

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

As of March 31, 2012, we were in compliance with the covenants.

Financing costs of $2.3 million and $1.8 million, which were incurred in connection with the execution of the Prior Facility and the Amended Credit Agreement, respectively, have been capitalized and are included in deferred financing costs. Amortization of these deferred financing costs for the three months ended March 31, 2012 and 2011 totaled $0.3 million and $0.2 million, respectively, and have been included in interest expense.

55 S. Market

As of March 31, 2012, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of March 31, 2012, we were in compliance with the covenants.

On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012, and effectively fixes the interest rate at 4.01%.

12100 Sunrise Valley

As of March 31, 2012, the 12100 Sunrise Valley property had a mortgage loan payable of $31.8 million. The loan is secured by the 12100 Sunrise Valley property and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of March 31, 2012, we were in compliance with the covenants.

On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012, and hedges against LIBOR interest rate increases above 2.0%.

427 S. LaSalle

On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

Debt Maturities

The following table summarizes our debt maturities as of March 31, 2012 (in thousands):

Year Ending December 31,
Remainder of 2012(1)	$60,233
2013	31,549
2014	40,250

Total	$132,032

(1)	The 55 S. Market mortgage, which is scheduled to mature on October 9, 2012, contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the period, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012 and 2011, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2012, the Company estimates that $0.1 million will be reclassified as an increase to interest expense.

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Cash Flow Hedge Derivative Summary

	Number of Instruments	Notional
Derivative type
Interest rate swap	1	$60,000,000
Interest rate cap	1	25,000,000

Total	2	$85,000,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2012 and December 31, 2011.

	Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
	As of March 31, 2012	As of December 31, 2011	As of March 31, 2012	As of December 31, 2011
	(In thousands)
Balance sheet location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Interest rate caps	$—	$—	$—	$—
Interest rate swaps	—	—	82	50

Total	$—	$—	$82	$50

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2012 and 2011 (in thousands).

	*****	*****	*****	*****	*****	*****	*****	*****
	Income Statement Impact of Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Interest rate derivatives
Interest rate caps	$—	$(13)	Interest income / (expense)	$—	$—	Other income / (expense)	$—	$—
Interest rate swap	(69)	(52)	Interest income / (expense)	(41)	(38)	Other income / (expense)	—	—

Total	$(69)	$(65)		$(41)	$(38)		$—	$—

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision under which if the Company defaults on any of its indebtedness, including default when repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Such a default may require the Company to settle any outstanding derivatives at their then current fair value. As of March 31, 2012, the derivative instruments with fair values in a net liability position were not material and the Company has not posted any cash collateral related to these agreements.

7. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Operating Partnership units have been eligible to have the Operating Partnership units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Operating Partnership units. Based on the results of this analysis, we concluded that the Operating Partnership units met the criteria to be classified within equity at March 31, 2012.

The following table shows the ownership interest in the Operating Partnership as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,494,331	44.7%	20,404,743	44.6%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	55.1%	25,275,390	55.2%
Incentive units held by employees	69,692	0.2%	69,692	0.2%

Total	45,839,413	100.0%	45,749,825	100.0%

For each share of common stock issued, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. During the three months ended March 31, 2012, the Company issued 89,588 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Operating Partnership units were issued.

The redemption value of the noncontrolling interests at March 31, 2012, was $597.9 million based on the closing price of the Company’s stock of $23.59 on that date.

8. Stockholders’ Equity

On March 14, 2012, we declared a regular cash dividend for the first quarter of 2012 of $0.18 per common share payable to stockholders of record as of March 30, 2012. In addition, holders of Operating Partnership units also received a distribution of $0.18 per unit. The dividend and distribution were paid on April 16, 2012.

9. Equity Incentive Plan

In connection with our IPO, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. We have reserved a total of 3,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of March 31, 2012, 1,456,609 shares of our common stock remained available for issuance pursuant to the 2010 Plan. On April 5, 2012, the Board of Directors approved the issuance of 190,518 shares of restricted stock and options to purchase 211,267 shares of common stock to certain employees under the 2010 Plan, leaving 1,054,824 shares of our common stock available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2012, options to purchase 5,473 shares of common stock were granted. The fair values are being expensed on a straight-line basis over the vesting periods.

The following table sets forth the stock option activity under the 2010 Plan for the three months ended March 31, 2012:

	Number of Shares Subject to Option	Weighted- Average Exercise Price
Options outstanding, December 31, 2011	998,051	$15.63
Granted	5,473	20.10
Forfeited	(15,917)	15.84
Expired	(156)	16.00
Exercised	(26,049)	15.68

Options outstanding, March 31, 2012	961,402	$15.65

The following table sets forth the number of shares subject to option that are unvested as of March 31, 2012 and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted- Average Fair Value at Grant Date
Unvested balance, December 31, 2011	867,109	$4.92
Granted	5,473	6.10
Forfeited	(15,917)	4.94
Vested	(118,133)	4.86

Unvested balance, March 31, 2012	738,532	$4.94

As of March 31, 2012, total unearned compensation on options was approximately $3.0 million, and the weighted-average vesting period was 2.8 years.

Restricted Awards

During the three months ended March 31, 2012, the Company issued 30,207 shares of restricted stock. Additionally, the Company issued 192 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not outstanding shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to one share of common stock for each RSU. The restricted awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted- Average Fair Value at Grant Date
Unvested balance, December 31, 2011	343,231	$15.35
Granted	30,399	22.57
Forfeited	(3,671)	15.78
Vested	(63,911)	14.98

Unvested balance, March 31, 2012	306,048	$16.14

As of March 31, 2012, total unearned compensation on restricted awards was approximately $4.3 million, and the weighted-average vesting period was 2.2 years.

Operating Partnership Units

In connection with the Company’s IPO, we issued 25,883 Operating Partnership units, which had a grant date fair value of $15.98 per unit or $0.4 million in total. The Operating Partnership units are amortized on a straight-line basis to expense over the vesting period. As of March 31, 2012, 8,627 Operating Partnership units have vested and 17,256 Operating Partnership units were unvested. As of March 31, 2012, total unearned compensation on Operating Partnership units was approximately $0.2 million, and the weighted-average vesting period was 1.5 years.

10. Earnings Per Share

The following is a summary of basic and diluted income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to common shares	$600	$(3,372)
Weighted average common shares outstanding—basic	20,455,875	19,458,605
Potentially dilutive common shares:
Stock options	119,963	—
Unvested restricted awards	119,017	—

Weighted average common shares outstanding—diluted	20,694,855	19,458,605

Net income (loss) per share attributable to common shares
Basic	$0.03	$(0.17)
Diluted	$0.03	$(0.17)

We have excluded the following potentially dilutive securities in the calculations above as their effect would have been antidilutive:

	Three Months Ended March 31,
	2012	2011
Stock options	841,439	1,052,176
Restricted awards	187,031	421,995

	1,028,470	1,474,171

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

The combined balance of our mortgage loans payable was $91.8 million and $116.9 million as of March 31, 2012 and December 31, 2011, respectively, with a fair value of $91.1 million and $116.1 million, respectively, based on Level 3 inputs from the fair value hierarchy. The carrying value of the senior secured credit facility approximated fair value at March 31, 2012, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable and the senior secured credit facility are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Recurring Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value
	As of March 31, 2012	December 31, 2011	As of March 31, 2012	December 31, 2011	As of March 31, 2012	December 31, 2011	As of March 31, 2012	December 31, 2011
(In thousands)
Assets
Derivative Financial Instruments	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Derivative Financial Instruments	$—	$—	$82	$50	$—	$—	$82	$50

12. Related Party Transactions

We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was less than $0.1 million and less than $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

13. Commitments and Contingencies

As of March 31, 2012, the Company currently leases the data center space under noncancelable operating lease agreements at 32 Avenue of the Americas, One Wilshire and 1275 K Street, and the Company leases its headquarters located in Denver, Colorado under a noncancelable operating lease agreement. The lease agreements provide for base rental rate increases at defined intervals during the term of the lease. In addition, the Company has negotiated rent abatement periods to better match the phased build-out of the data center space. The Company accounts for such abatements and increasing base rentals using the straight-line method over the noncancelable term of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent payable.

Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage.

The following table summarizes our contractual obligations as of March 31, 2012 (in thousands):

Obligation	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$12,826	$17,457	$17,742	$17,620	$17,370	$26,885	$109,900
Construction Contracts	13,811	—	—	—	—	—	13,811
Other (1)	3,665	1,384	261	157	142	887	6,496

Total	$30,302	$18,841	$18,003	$17,777	$17,512	$27,772	$130,207

(1)	Obligations for tenant improvement work at 55 S. Market Street, power contracts, telecommunications leases and insurance premiums.

Rent expense for the three months ended March 31, 2012 and 2011 was $4.6 million and $4.5 million, respectively.

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At March 31, 2012, we had open commitments related to construction contracts of approximately $13.8 million.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. Management believes that the resolution of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate, CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer in his complaint against the Company, certain of our affiliates, and certain affiliates of the Funds and Carlyle also have been previously reported, as have been the counterclaims asserted against Mr. Brumer by the Company and certain of our affiliates. The case remains in the discovery stage and various discovery matters require resolution by the court. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the information currently available, the Company continues to believe that this litigation will not have a material adverse effect on its business, financial position or liquidity.

One of our former customers, Add2Net, Inc., brought an action against us in April 2009 before the American Arbitration Association in California asserting claims of breach of contract, unfair business practices, negligent misrepresentation and fraudulent inducement. Add2Net alleged that it suffered damages of approximately $3.5 million, consisting of license and service fees paid to us, loss of business income and equipment damage, and sought attorney’s fees and punitive damages. We counterclaimed for breach of contract and bad faith dealing. On April 6, 2012, we agreed to pay Add2Net $1.5 million to settle the action in its entirety and recorded the expense in general and administrative expense for the quarter ended March 31, 2012.

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

In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain certain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010, with perpetual existence. We completed our IPO of common stock on September 28, 2010 and through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City and Miami. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2010.

Our Portfolio

As of March 31, 2012, our property portfolio included 12 operating data center facilities and one development site, which collectively comprise over 2.0 million net rentable square feet (“NRSF”), of which approximately 1.1 million NRSF is existing data center space. These properties include 279,963 NRSF of space readily available for lease, of which 205,858 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at March 31, 2012, and including currently operating space targeted for future redevelopment, we own land and buildings sufficient to develop or redevelop 888,892 square feet of data center space, comprised of (1) 78,856 NRSF of data center space currently under construction, (2) 464,786 NRSF of office and industrial space currently available for redevelopment, and (3) 345,250 NRSF of new data center space that can be developed on land that we currently own at our Coronado-Stender Business Park.

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

The following table provides an overview of our new and expansion data center leasing activity (in NRSF) during the three months ended March 31, 2012:

NRSF
New and expansion leases signed but not yet commenced at beginning of period	25,571
New and expansion leases signed during the period	37,563
New and expansion leases signed during the period which have commenced	(15,195)
New and expansion leases signed in previous periods which commenced during period	(15,503)

Total leases signed but not yet commenced at end of period	32,436

The following table provides an overview of our properties as of March 31, 2012:

			NRSF
			Operating(1)
			Data Center(2)		Office and Light- Industrial(3)		Total		Redevelopment and Development(4)
Market/Facilities	Acquisition Date(5)	Annualized Rent ($000)(6)	Total	Percent Leased(7)	Total	Percent Leased(7)	Total(8)	Percent Leased(7)	Under Construction(9)	Vacant	Total	Total Portfolio
Los Angeles
One Wilshire*	Aug. 2007	$22,495	157,588	68.7%	7,500	52.0%	165,088	67.9%	—	—	—	165,088
900 N. Alameda	Oct. 2006	11,113	156,366	77.6	8,360	28.4	164,726	75.1	—	269,433	269,433	434,159

Los Angeles Total		33,608	313,954	73.1	15,860	39.6	329,814	71.5	—	269,433	269,433	599,247

San Francisco Bay
55 S. Market	Feb. 2000	12,153	84,045	91.9	206,255	91.9	290,300	91.9	—	—	—	290,300
2901 Coronado	Feb. 2007	9,085	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
1656 McCarthy	Dec. 2006	7,728	76,676	90.0	—	—	76,676	90.0	—	—	—	76,676
Coronado-Stender Properties(10)	Feb. 2007	1,040	—	—	115,560	82.5	115,560	82.5	—	13,640	13,640	129,200
2972 Stender(11)	Feb. 2007	3,014	33,129	55.9	436	74.8	33,565	56.1	16,835	50,600	67,435	101,000

San Francisco Bay Total		33,020	243,850	88.1	322,251	88.5	566,101	88.3	16,835	64,240	81,075	647,176

Northern Virginia
12100 Sunrise Valley	Dec. 2007	17,906	168,959	81.8	61,050	72.7	230,009	79.4	32,760	—	32,760	262,769
1275 K Street*	June 2006	1,791	22,137	72.0	—	—	22,137	72.0	—	—	—	22,137

Northern Virginia Total		19,697	191,096	80.7	61,050	72.7	252,146	78.7	32,760	—	32,760	284,906

Boston
70 Innerbelt	Apr. 2007	9,000	148,795	88.1	13,063	34.2	161,858	83.7	—	111,313	111,313	273,171

Chicago
427 S. LaSalle	Feb. 2007	7,934	128,906	93.7	4,946	56.9	133,852	92.3	29,261	20,241	49,502	183,354

New York
32 Avenue of the Americas*	June 2007	5,174	48,404	66.7	—	—	48,404	66.7	—	—	—	48,404

Miami
2115 NW 22nd Street	June 2006	1,706	30,175	55.3	1,890	100.0	32,065	58.0	—	13,199	13,199	45,264

Total Facilities		$110,139	1,105,180	81.4%	419,060	82.3%	1,524,240	81.6%	78,856	478,426	557,282	2,081,522

*	Indicates properties in which we hold a leasehold interest.
(1)	Represents the square feet at each building under lease as specified in existing customer lease agreements plus management’s estimate of space available for lease to customers based on engineers’ drawings and other factors, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas. Total NRSF at a given facility includes the total operating NRSF and total redevelopment and development NRSF, but excludes our office space at a facility and our corporate headquarters.
(2)	Represents the NRSF at each operating facility that is currently leased or readily available for lease as data center space. Both leased and available data center NRSF includes a factor to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build out of our properties.
(3)	Represents the NRSF at each operating facility that is currently leased or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial uses.
(4)	Represents vacant space in our portfolio that requires significant capital investment in order to redevelop or develop into data center facilities. Total redevelopment and development NRSF and total operating NRSF represent the total NRSF at a given facility.
(5)	Reflects date property was acquired by certain real estate funds affiliated with the Carlyle Group and not the date of our acquisition upon consummation of our initial public offering. In the case of a leased property, indicates the date the initial lease commenced.
(6)	Represents the monthly contractual rent under existing customer leases as of March 31, 2012 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to such lease. On a gross basis, our annualized rent was approximately $115,270,162 as of March 31, 2012, which reflects the addition of $5,131,286 in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.
(7)	Includes customer leases that have commenced as of March 31, 2012. The percent leased is determined based on leased square feet as a proportion of total operating NRSF. The percent leased for data center space, office and light industrial space, and space in total would have been 84.4%, 82.5%, and 83.9%, respectively, if all leases signed in current and prior periods had commenced.
(8)	Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.
(9)	Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable. All of the 78,856 NRSF under construction as of March 31, 2012, was data center space.
(10)	The Coronado-Stender Business Park became entitled for our proposed data center development upon receipt of the mitigated negative declaration from the city of Santa Clara in the first quarter of 2011. We have the ability to develop 345,250 NRSF of data center space at this property, which is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space completed or under construction at 2972 Stender.
(11)	We have completed construction on 33,129 NRSF of data center space at this property, and are under construction on an additional 16,835 NRSF of data center space. We have also developed an incremental 50,600 NRSF of unconditioned core and shell space to be held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.

The following table shows the March 31, 2012 operating statistics for space that was leased and available to be leased as of December 31, 2010 at each of our properties, and excludes space for which development or redevelopment was completed and became available to be leased after December 31, 2010 (the December 31, 2010 same store pool). For comparison purposes, the operating activity totals as of December 31, 2011 and 2010, for this space are provided at the bottom of this table.

			Operating NRSF
			Data Center		Office and Light- Industrial		Total
Market/Facilities	Acquisition Date	Annualized Rent ($000)	Total	Percent Leased	Total	Percent Leased	Total	Percent Leased
Los Angeles
One Wilshire*	Aug. 2007	$22,495	157,587	68.7%	7,500	52.0%	165,087	67.9%
900 N. Alameda	Oct. 2006	11,113	149,473	80.7	8,360	28.4	157,833	77.9

Los Angeles Total		33,608	307,061	74.5	15,860	39.6	322,921	72.8
San Francisco Bay
55 S. Market	Feb. 2000	12,153	84,045	91.9	206,255	91.9	290,301	91.9
2901 Coronado	Feb. 2007	9,085	50,000	100.0	—	—	50,000	100.0
1656 McCarthy	Dec. 2006	7,728	76,676	90.0	—	—	76,676	90.0
Coronado-Stender Properties	Feb. 2007	718	—	—	78,800	74.3	78,800	74.3
2972 Stender	Feb. 2007	—	—	—	—	—	—	—

San Francisco Bay Total		29,684	210,721	93.1	285,055	87.0	495,777	89.6
Northern Virginia
12100 Sunrise Valley	Dec. 2007	14,162	116,499	98.4	61,050	72.7	177,549	89.6
1275 K Street*	June 2006	1,791	22,137	72.0	—	—	22,137	72.0

Northern Virginia Total		15,953	138,637	94.2	61,050	72.7	199,687	87.6
Boston
70 Innerbelt	Apr. 2007	9,000	133,646	98.1	13,063	34.2	146,709	92.4
Chicago
427 S. LaSalle	Feb. 2007	7,889	128,906	93.7	—	—	128,906	93.7
New York
32 Avenue of the Americas*	June 2007	5,174	48,404	66.7	—	—	48,404	66.7
Miami
2115 NW 22nd Street	June 2006	1,706	30,176	55.3	1,890	100.0	32,065	58.0

Total Facilities at March 31, 2012(1)		$103,014	997,550	85.9%	376,918	81.5%	1,374,468	84.5%

Total Facilities at December 31, 2011		$101,084		85.6%		79.9%		83.9%

Total Facilities at December 31, 2010		$89,364		80.5%		76.5%		79.4%

*	Indicates properties in which we hold a leasehold interest.
(1)	The percent leased for data center space, office and light industrial space, and space in total would have been 87.0%, 81.6%, and 85.3%, respectively, if all leases signed in current and prior periods had commenced.

The following table summarizes the redevelopment and development opportunities throughout our portfolio as of March 31, 2012:

Redevelopment NRSF

	Currently Vacant				Currently Operating
Facilities	Under Construction(1)	Near- Term(2)	Long- Term	Total	Near- Term(2)	Long- Term	Total	Incremental Entitled	Total
Los Angeles
One Wilshire*	—	—	—	—	—	—	—	—	—
900 N. Alameda(3)	—	22,500	246,933	269,433	—	—	—	—	269,433

Los Angeles Total	—	22,500	246,933	269,433	—	—	—	—	269,433

San Francisco Bay
55 S. Market	—	—	—	—	—	—	—	—	—
2901 Coronado	—	—	—	—	—	—	—	—	—
1656 McCarthy	—	—	—	—	—	—	—	—	—
2972 Stender(4)	16,835	50,600	—	67,435	—	—	—	—	67,435

San Francisco Bay Total	16,835	50,600	—	67,435	—	—	—	—	67,435

Northern Virginia
12100 Sunrise Valley(5)	32,760	—	—	32,760	—	—	—	—	32,760
1275 K Street*	—	—	—	—	—	—	—	—	—

Northern Virginia Total	32,760	—	—	32,760	—	—	—	—	32,760

Boston
70 Innerbelt(3)	—	—	111,313	111,313	—	—	—	—	111,313

Chicago
427 S. LaSalle	29,261	—	20,241	49,502	—	—	—	—	49,502

New York
32 Avenue of the Americas*	—	—	—	—	—	—	—	—	—

Miami
2115 NW 22nd Street	—	—	13,199	13,199	—	—	—	—	13,199
Total Redevelopment	78,856	73,100	391,686	543,642	—	—	—	—	543,642

Development NRSF
San Francisco Bay
Coronado-Stender Properties(6)	—	—	13,640	13,640	—	115,560	115,560	216,050	345,250

Total Development	—	—	13,640	13,640	—	115,560	115,560	216,050	345,250

Total Facilities	78,856	73,100	450,926	557,282	—	115,560	115,560	216,050	888,892

*	Indicates properties in which we hold a leasehold interest.
(1)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.
(2)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after March 31, 2012 but prior to March 31, 2013.
(3)	The NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.
(4)	We have completed construction on 33,129 NRSF of data center space at this property, and are under construction on an additional 16,835 NRSF of data center space. We have also completed development of an incremental 50,600 NRSF of unconditioned core and shell space to be held for potential future development into data center space, subject to our assessment of market demand and alternative uses of our capital.
(5)	The remaining 32,760 NRSF of vacant space is being redeveloped into data center space and will deliver in the second quarter of 2012.
(6)	We are entitled to develop up to 345,250 NRSF of data center space at this property, or an incremental 216,050 NRSF, which is in addition to the leased and vacant NRSF existing at the property.

Customer Diversification

As of March 31, 2012, our portfolio was leased to over 700 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of March 31, 2012:

	Customer	Number of Locations	Total Leased NRSF(1)	Percentage of Total Operating NRSF(2)	Annualized Rent ($000)(3)	Percentage of Annualized Rent(4)	Weighted Average Remaining Lease Term in Months(5)
1	Facebook, Inc.	3	74,091	4.9%	$11,902	10.8%	42
2	Computer Sciences Corporation	3	52,902	3.5	6,331	5.7	65
3	Akamai Technologies	6	34,077	2.2	4,023	3.7	15
4	General Services Admin - IRS*(6)	1	141,774	9.3	3,790	3.4	32
5	Nuance Communications	1	25,404	1.7	3,240	2.9	75
6	Verizon Communications	7	74,048	4.9	2,572	2.3	37
7	Gov’t of District of Columbia	2	16,646	1.1	2,201	2.0	30
8	Tata Communications	2	18,476	1.2	1,875	1.7	91
9	NBC Universal	1	11,293	0.7	1,719	1.6	4
10	Intermedia, Inc	3	9,719	0.6	1,597	1.4	15

	Total/Weighted Average		458,430	30.1%	$39,250	35.5%	43

*	Denotes customer using space for general office purposes.
(1)	Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before March 31, 2012. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(2)	Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of March 31, 2012, consisted of 1,524,240 NRSF.
(3)	Represents the monthly contractual rent under existing customer leases as of March 31, 2012 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.
(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of March 31, 2012, which was approximately $110,139,000.
(5)	Weighted average based on percentage of total annualized rent expiring and is as of March 31, 2012.
(6)	The data presented represents an interim lease in place that expires in May 2014. Upon expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence. That lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of March 31, 2012:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
	of	of All	NRSF of	Operating	Rent	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available(5)		—%	279,963	18.4%	$—	—%
1,000 or less	972	85.6	165,749	10.9	29,705	27.0
1,001 - 2,000	55	4.8	78,269	5.1	8,849	8.0
2,001 - 5,000	66	5.8	198,067	13.0	20,243	18.4
5,001 - 10,000	20	1.8	141,452	9.3	14,271	13.0
10,001 - 25,000	17	1.5	309,873	20.3	26,063	23.6
Greater than 25,000	6	0.5	350,867	23.0	11,008	10.0

Portfolio Total	1,136	100.0%	1,524,240	100.0%	$110,139	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light-industrial leases.
(2)	Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(3)	Represents the square feet at a building under lease as specified in the lease agreements plus management’s estimate of space available for lease to third parties based on engineer’s drawings and other factors, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	Represents the monthly contractual rent under existing customer leases as of March 31, 2012 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.
(5)	Excludes approximately 557,282 vacant NRSF held for redevelopment or under construction at March 31, 2012.

Lease Expirations

The following table sets forth a summary schedule of the expirations for leases in place as of March 31, 2012, plus available space, for the remainder of 2012 and for each of the ten full calendar years beginning January 1, 2013 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of March 31, 2012(6)	—	279,963	18.4%	$—	—%	$—	$—	$—
Remainder of 2012	414	260,399	17.1	27,812	25.3	106.80	27,862	107.00
2013	264	181,376	11.9	18,806	17.1	103.69	19,521	107.63
2014(7)	230	250,205	16.4	20,180	18.2	80.65	22,845	91.31
2015	73	101,204	6.6	7,299	6.6	72.12	11,284	111.50
2016(8)	88	163,375	10.7	11,861	10.8	72.60	14,035	85.90
2017	37	66,110	4.3	10,548	9.6	159.55	12,596	190.52
2018	8	79,341	5.2	8,131	7.4	102.48	10,147	127.89
2019	2	80,466	5.3	1,567	1.4	19.48	1,730	21.51
2020	3	2,746	0.2	75	0.1	27.14	78	28.51
2021	9	18,155	1.2	1,872	1.7	103.13	3,883	213.91
2022-Thereafter	8	40,900	2.7	1,988	1.8	48.61	2,626	64.22

Portfolio Total / Weighted Average	1,136	1,524,240	100.0%	$110,139	100.0%	$88.52	$126,607	$101.75

(1)	Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	Represents the monthly contractual rent under existing customer leases as of March 31, 2012 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.
(3)	Annualized rent as defined above, divided by the square footage of leases expiring in the given year.
(4)	Represents the final monthly contractual rent under existing customer leases as of March 31, 2012 multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.
(5)	Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.
(6)	Excludes approximately 557,282 vacant NRSF held for redevelopment or under construction at March 31, 2012.
(7)	Includes an office lease with General Services Administration—IRS, which is an interim lease in place that expires on May 31, 2014. Upon the expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence. The new lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.
(8)	Total operating NRSF of expiring leases in 2016 reflects the expiration of half of a 50,000 NRSF lease, the other half of which expires in 2017.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Revenue	$47,284	$39,966
Operating Expense	$45,050	$45,780
Interest Expense	$(1,018)	$(2,252)
Net income (loss)	$1,343	$(7,916)

Operating Revenue. Operating revenue for the three months ended March 31, 2012 was $47.3 million. This includes rental revenue of $29.5 million, power revenue of $12.3 million, tenant reimbursements of $1.3 million and other revenue of $4.2 million, primarily from interconnection services. This compares to revenue of $40.0 million for the three months ended March 31, 2011. The increase of $7.3 million or 18.3% was primarily due to the placement into service of several computer rooms at our newest data center, 2972 Stender, which occurred during the third quarter of 2011 and the first quarter of 2012 and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley and 70 Innerbelt properties.

Operating Expenses. Operating expenses for the three months ended March 31, 2012 were $45.1 million compared to $45.8 million for the three months ended March 31, 2011. The decrease of $0.7 million was primarily due to a decrease in depreciation and amortization expense of $4.0 million due to the short-term useful life of the lease intangibles acquired in connection with our IPO on September 28, 2010. The decrease in depreciation and amortization expense was partially offset by an increase in property operating expenses due to the placement into service of additional space at our 2972 Stender, 12100 Sunrise Valley and 70 Innerbelt properties. Additionally, the decrease in depreciation and amortization expense was further offset by an increase in general and administrative expense due to a $1.5 million settlement expense accrual related to the Add2Net, Inc. matter, offset by the reversal of a $0.8 million annual cash incentive accrual which was paid in the form of an equity incentive grant under our 2010 Plan with a one-year vesting period.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2012 was $1.0 million compared to interest expense of $2.3 million for the three months ended March 31, 2011. The decrease in interest expense was primarily due to an increase in the amount of capitalized interest and the lower debt balance carried for the first half of the quarter compared to the first quarter of 2011. The amount of interest expense capitalized is directly correlated to the amount spent on construction related activities which can fluctuate on a quarterly basis. We expect the amount of interest capitalized for the three months ended June 30, 2012, will be lower than the amount capitalized during the three months ended March 31, 2012.

Net Income (Loss). Net income for the three months ended March 31, 2012 was $1.3 million compared to net loss of $7.9 million for the three months ended March 31, 2011. The increase of $9.3 million was primarily due to the increased operating revenue from the placement into service of several computer rooms at our newest data center, 2972 Stender and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley and 70 Innerbelt properties. Additionally, the increase in net income was attributable to a decrease in operating expenses due to decreased depreciation and amortization expense and a decrease in interest expense primarily related to an increase in the amount of capitalized interest and the lower debt balance carried for the first half of the quarter compared to the first quarter of 2011.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, which is accessible on the SEC’s website at www.sec.gov.

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months ended March 31, 2012 Compared to Three Months ended March 31, 2011

Net cash provided by operating activities was $13.2 million for the three months ended March 31, 2012, compared to $13.2 million for the prior period. Changes in operating assets and liabilities were offset by an increase in operating income due to the placement into service of several computer rooms at our newest data center, 2972 Stender and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley and 70 Innerbelt properties.

Net cash used in investing activities decreased by $2.2 million to $18.0 million for the three months ended March 31, 2012, compared to $20.2 million for the three months ended March 31, 2011. This decrease was primarily due to a decrease in cash paid for capital expenditures related to redevelopment and development of data center space. Capital expenditures will fluctuate on a quarterly basis based on the number and magnitude of construction related activities.

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2012, compared to cash used in financing activities of $6.0 million for the three months ended March 31, 2011. The increase in cash provided by financing activities of $8.2 million was primarily due to increased borrowings under our revolving credit facility partially offset by an increase in the dividends and distributions paid.

Analysis of Liquidity and Capital Resources

As of March 31, 2012, we had $4.0 million of cash and equivalents, excluding $8.7 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.

We have an effective shelf registration statement filed on September 28, 2011, that allows us to register up to $800 million of various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

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

Our long-term liquidity requirements primarily consist of the costs to fund the development of the Coronado-Stender Properties, our 9.1 acre development site that houses five buildings in Santa Clara, California, future redevelopment or development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to stockholders and holders of our operating partnership units, scheduled debt maturities and recurring and non-recurring capital improvements. We expect to meet our short and long-term liquidity requirements primarily by incurring long-term indebtedness and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of operating partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

		Maturity		March 31,	December 31,
	Interest Rate	Date		2012	2011
Senior secured credit facility	(1)	December 15, 2014		$40,250	$5,000
55 S. Market	LIBOR plus 3.50% (3.74% and 3.75% at March 31, 2012 and December 31, 2011)(2)	October 9, 2012	(3)	60,000	60,000
12100 Sunrise Valley	LIBOR plus 2.75% (3.00% and 3.06% at March 31, 2012 and December 31, 2011)(2)	June 1, 2013		31,782	31,864
427 S. LaSalle—Senior mortgage loan	LIBOR plus 0.60% (0.86% at December 31, 2011)	Repaid, Feburary 2012		—	25,000

Total principal outstanding				$132,032	$96,864

(1)	At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, depending on our leverage ratio. As of March 31, 2012, the weighted average interest rate on outstanding borrowings under the senior secured credit facility was 2.49%.
(2)	In October 2010, we entered into an interest rate swap agreement with respect to the indebtedness on 55 S. Market and an interest rate cap agreement with respect to the indebtedness on 12100 Sunrise Valley, each as a cash flow hedge for interest incurred on these LIBOR based loans.
(3)	The mortgage contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

Senior Secured Credit Facility

On December 15, 2011, our Operating Partnership and certain subsidiary co-borrowers entered into an amended and restated senior secured revolving credit facility (the “Amended Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Amended Credit Agreement amended our Operating Partnership’s then existing senior secured revolving credit facility, dated September 28, 2010 (the “Prior Facility”), and is unconditionally guaranteed on a senior unsecured basis by us. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the Amended Credit Agreement, with borrowings under the facility secured by a lien on these properties on a senior secured basis. In addition, the obligations of each of our Operating Partnership and the co-borrowers under the Amended Credit Agreement are joint and several.

On February 7, 2012, we repaid the senior mortgage loan of $25.0 million secured by the 427 S. LaSalle property and subsequently added 427 S. LaSalle as a co-borrower under the Amended Credit Agreement, with borrowings under the facility secured by a lien on such real estate property on a senior secured basis.

The Amended Credit Agreement increased the commitment from the Prior Facility of $110.0 million to $225.0 million, and extended the initial maturity date of the Prior Facility from September 28, 2013, to December 15, 2014, with a one-time extension option, which, if exercised, would extend the maturity date to December 15, 2015. An exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Amended Credit Agreement at initial maturity and certain other customary conditions. As of March 31, 2012 and December 31, 2011, $40.3 million and $5.0 million, respectively, was outstanding under the facility.

Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, each depending on our Operating Partnership’s leverage ratio. The Amended Credit Agreement also contains an accordion feature to allow our Operating Partnership to increase the total commitment by $175.0 million, to $400.0 million, under specified circumstances.

The total amount available for borrowings under the Amended Credit Agreement will be subject to the lesser of a percentage of the appraised value of our Operating Partnership’s properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of March 31, 2012, $153.6 million was available for us to borrow under the facility.

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

As of March 31, 2012, we were in compliance with the covenants.

55 S. Market

As of March 31, 2012, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains one two-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of March 31, 2012, we were in compliance with the covenants.

On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012, and effectively fixes the interest rate at 4.01%.

12100 Sunrise Valley

As of March 31, 2012, the 12100 Sunrise Valley property had a mortgage loan payable of $31.8 million. The loan is secured by the 12100 Sunrise Valley property and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the one remaining one-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of March 31, 2012, we were in compliance with the covenants.

On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012, and hedges against LIBOR interest rate increases above 2.0%.

427 S. LaSalle

On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

Debt Maturities

The following table summarizes our debt maturities as of March 31, 2012 (in thousands):

Year Ending December 31,
Remainder of 2012(1)	$60,233
2013	31,549
2014	40,250

Total	$132,032

(1)	The 55 S. Market mortgage, which is scheduled to mature on October 9, 2012, contains one two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

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

We disclose this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have an economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income. The following table is a reconciliation of our net income (loss) to FFO:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income (loss)	$1,343	$(7,916)
Real estate depreciation and amortization	15,008	19,237

FFO	$16,351	$11,321

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the provisions of this standard effective January 1, 2012 by presenting a separate Condensed Consolidated Statement of Comprehensive Income.

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

As of March 31, 2012, we had $132.0 million of consolidated indebtedness that bore interest at variable rates, of which $25.0 million of our consolidated indebtedness is hedged against LIBOR interest rate increases above 2.0%. In addition, we entered into a swap agreement that effectively fixed the interest rate on $60.0 million of consolidated indebtedness under our 55 S. Market mortgage at 4.01% through the maturity date of such indebtedness.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed, we are involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of our affiliate, CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer in his complaint against us, certain of our affiliates, and certain affiliates of real estate funds affiliated with the Carlyle Group also have been previously reported, as have been the counterclaims asserted against Mr. Brumer by us and certain of our affiliates. The case remains in the discovery stage and various discovery matters require resolution by the District Court. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the information currently available, we continue to believe that this litigation will not have a material adverse effect on our business, financial position or liquidity.

One of our former customers, Add2Net, Inc., brought an action against us in April 2009 before the American Arbitration Association in California asserting claims of breach of contract, unfair business practices, negligent misrepresentation and fraudulent inducement. Add2Net alleged that it suffered damages of approximately $3.5 million, consisting of license and service fees paid to us, loss of business income and equipment damage, and sought attorney’s fees and punitive damages. We counterclaimed for breach of contract and bad faith dealing. On April 6, 2012, we agreed to pay Add2Net $1.5 million to settle the action in its entirety and recorded the expense in general and administrative expense for the quarter ended March 31, 2012.

In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)

10.1	Employment Agreement between CoreSite LLC and Jarrett Appleby, dated as of April 6, 2012.(3)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Represents management contract or compensatory plan or agreement.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on April 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: April 27, 2012	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)

10.1	Employment Agreement between CoreSite LLC and Jarrett Appleby, dated as of April 6, 2012.(3)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Represents management contract or compensatory plan or agreement.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on April 10, 2012.