Form 10-Q
period 2012-06-30
CoreSite Realty Corp
filed 2012-07-27
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission file number: 001-34877

CoreSite Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-1925611 (I.R.S. Employer Identification No.)

1050 17th Street, Suite 800 Denver, CO (Address of principal executive offices)	80265 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding at July 25, 2012 was 21,126,390

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	June 30,	December 31,
	2012	2011
ASSETS
Investments in real estate:
Land	$84,738	$84,738
Building and building improvements	569,901	499,717
Leasehold improvements	83,534	81,057
	738,173	665,512
Less: Accumulated depreciation and amortization	(83,205)	(64,428)
Net investment in operating properties	654,968	601,084
Construction in progress	32,474	73,084
Net investments in real estate	687,442	674,168
Cash and cash equivalents	5,526	6,628
Restricted cash	8,678	9,291
Accounts and other receivables, net of allowance for doubtful accounts of $357 and $465 as of June 30, 2012, and December 31, 2011, respectively	8,230	6,562
Lease intangibles, net of accumulated amortization of $35,965 and $33,711 as of June 30, 2012, and December 31, 2011, respectively	28,253	36,643
Goodwill	41,191	41,191
Other assets	37,730	33,743
Total assets	$817,050	$808,226

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$54,750	$5,000
Mortgage loans payable	91,699	116,864
Accounts payable and accrued expenses	36,547	38,822
Deferred rent payable	4,027	3,535
Acquired below-market lease contracts, net of accumulated amortization of $11,259 and $9,267 as of June 30, 2012, and December 31, 2011, respectively	10,120	11,872
Prepaid rent and other liabilities	9,844	11,946
Total liabilities	206,987	188,039
Stockholders’ equity:
Common stock, par value $0.01, 100,000,000 shares authorized and 21,126,589 and 20,747,794 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	205	204
Additional paid-in capital	259,503	256,183
Accumulated other comprehensive income (loss)	(26)	(34)
Accumulated deficit	(29,643)	(23,545)
Total stockholders’ equity	230,039	232,808
Noncontrolling interests	380,024	387,379
Total equity	610,063	620,187
Total liabilities and equity	$817,050	$808,226

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Rental revenue	$30,464	$26,707	$59,957	$51,917
Power revenue	12,910	10,760	25,240	20,541
Tenant reimbursement	1,394	1,425	2,690	3,145
Other revenue	5,868	3,592	10,033	6,847
Total operating revenues	50,636	42,484	97,920	82,450
Operating expenses:
Property operating and maintenance	15,274	13,830	29,669	25,853
Real estate taxes and insurance	2,132	2,149	4,146	4,892
Depreciation and amortization	15,947	17,660	31,408	37,133
Sales and marketing	2,581	1,433	4,710	2,810
General and administrative	6,036	5,602	12,388	11,219
Transaction costs	161	683	283	683
Rent	4,691	4,600	9,268	9,147
Total operating expenses	46,822	45,957	91,872	91,737
Operating income (loss)	3,814	(3,473)	6,048	(9,287)
Gain on early extinguishment of debt	—	949	—	949
Interest income	5	40	7	106
Interest expense	(1,309)	(1,269)	(2,327)	(3,521)
Income (loss) before income taxes	2,510	(3,753)	3,728	(11,753)
Income tax (expense) benefit	(662)	165	(537)	249
Net income (loss)	$1,848	$(3,588)	$3,191	$(11,504)
Net income (loss) attributable to noncontrolling interests	1,022	(2,058)	1,765	(6,602)
Net income (loss) attributable to common shares	$826	$(1,530)	$1,426	$(4,902)
Net income (loss) per share attributable to common shares:
Basic	$0.04	$(0.08)	$0.07	$(0.25)
Diluted	$0.04	$(0.08)	$0.07	$(0.25)
Weighted average common shares outstanding:
Basic	20,532,930	19,473,219	20,494,402	19,465,970
Diluted	20,914,686	19,473,219	20,801,050	19,465,970

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,848	$(3,588)	$3,191	$(11,504)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(2)	(264)	(71)	(328)
Reclassification of other comprehensive income to interest expense	48	45	89	82
Comprehensive income (loss)	1,894	(3,807)	3,209	(11,750)
Comprehensive income (loss) attributable to noncontrolling interests	1,047	(2,183)	1,775	(6,743)
Comprehensive income (loss) attributable to common shares	$847	$(1,624)	$1,434	$(5,007)

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Number	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2012	20,747,794	$204	$256,183	$(23,545)	$(34)	$232,808	$387,379	$620,187
Issuance of restricted stock awards, net of forfeitures	328,961	—	—	—	—	—	—	—
Exercise of stock options	49,834	—	795	—	—	795	—	795
Amortization of deferred compensation	—	1	2,525	—	—	2,526	—	2,526
Dividends and distributions	—	—	—	(7,524)	—	(7,524)	(9,130)	(16,654)
Net income	—	—	—	1,426	—	1,426	1,765	3,191
Change in fair value on derivative contracts	—	—	—	—	(32)	(32)	(39)	(71)
Reclassification of other comprehensive loss to interest expense	—	—	—	—	40	40	49	89
Balance at June 30, 2012	21,126,589	$205	$259,503	$(29,643)	$(26)	$230,039	$380,024	$610,063

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,191	$(11,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,408	37,133
Amortization of above/below market leases	(797)	(764)
Amortization of deferred financing costs	872	826
Gain on early extinguishment of debt	—	(949)
Amortization of share-based compensation	2,526	1,386
Amortization of discount to fair market value of acquired loan	—	687
Bad debt expense	36	124
Changes in operating assets and liabilities:
Restricted cash	460	(547)
Accounts and other receivables	(1,478)	(1,187)
Due to and due from related parties	—	2
Deferred rent receivable	(2,477)	(2,268)
Deferred leasing costs	(2,544)	(3,040)
Other assets	(1,656)	779
Accounts payable and accrued expenses	(246)	10,038
Prepaid rent and other liabilities	(1,989)	1,818
Deferred rent payable	492	721
Net cash provided by operating activities	27,798	33,255
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(35,217)	(61,612)
Acquisition of Comfluent, net of cash received	(2,581)	—
Changes in reserves for capital improvements	153	(606)
Net cash used in investing activities	(37,645)	(62,218)
CASH FLOWS FROM FINANCING ACTIVITIES
Offering costs	—	(17)
Proceeds from exercise of stock options	795	—
Proceeds from revolving credit facility, net	49,750	—
Repayments of mortgage loans payable	(25,165)	(14,044)
Payments of loan fees and costs	(106)	(14)
Dividends and distributions	(16,529)	(11,884)
Net cash provided by (used in) financing activities	8,745	(25,959)
Net change in cash and cash equivalents	(1,102)	(54,922)
Cash and cash equivalents, beginning of period	6,628	86,246
Cash and cash equivalents, end of period	$5,526	$31,324
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,974	$2,109
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$6,380	$7,926
Accrual of dividends and distributions	$8,580	$5,996

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation, through its controlling interest in CoreSite, L.P. (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, the “Company,” “we,” or “our”), is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). The Company was organized in the state of Maryland on February 17, 2010, completed its initial public offering of common stock (the “IPO”) on September 28, 2010, and is the sole general partner of the Operating Partnership.

We are engaged in the business of owning, acquiring, constructing and managing technology-related real estate and as of June 30, 2012, our property portfolio included 14 operating data center facilities and one development site located in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City, Miami and Denver.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the expected results for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Intercompany balances and transactions have been eliminated.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.5 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $9.9 million and $7.8 million for the three months ended June 30, 2012, and 2011, respectively, and $19.3 million and $16.4 million for the six months ended June 30, 2012, and 2011, respectively.

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

The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants. During the three and six months ended June 30, 2012, the Company recorded a net of $2.7 million in intangible assets and liabilities due to the acquisition of Comfluent, a Denver, Colorado based data center operator, consisting of two leased locations, 910 15th Street Denver, Colorado and 639 E. 18th Avenue Denver, Colorado.

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either an increase to or a reduction of rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either an increase to or a reduction of rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2012, and December 31, 2011 we had approximately $41.2 million of goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three and six months ended June 30, 2012, and 2011, no impairment was recognized.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income (loss). Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended June 30, 2012, and 2011, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.4 million and $0.4 million, respectively.  For the six months ended June 30, 2012, and 2011, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.8 million and $0.8 million, respectively. Balances, net of accumulated amortization, at June 30, 2012, and December 31, 2011, are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Lease contracts above-market value	$8,279	$8,668
Accumulated amortization	(5,042)	(4,253)
Lease contracts above-market value, net	$3,237	$4,415

Lease contracts below-market value	$21,379	$21,139
Accumulated amortization	(11,259)	(9,267)
Lease contracts below-market value, net	$10,120	$11,872

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At June 30, 2012, and December 31, 2011, the allowance for doubtful accounts totaled $0.4 million and $0.5 million, respectively.

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

Asset Retirement Obligations

We record accruals for estimated retirement obligations. The asset retirement obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease under which the Company is the lessee. At June 30, 2012, and December 31, 2011, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $1.8 million and $1.9 million, respectively.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2010. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

To maintain REIT status, we will distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. Any taxable income prior to the completion of the IPO is the responsibility of the Company’s prior member. The allocable share of income is included in the income tax returns of the members. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2012, the deferred income taxes were not material.

We currently have no liabilities for uncertain tax positions. The earliest tax year for which we are subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year for which our subsidiaries are subject to examination is 2008.

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

For the three months ended June 30, 2012, and 2011, and the six months ended June 30, 2012, and 2011, one customer accounted for 8.3%, 11.7%, 9.3%, and 11.9%, respectively, of total operating revenues.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the provisions of this standard effective January 1, 2012, by presenting a separate Condensed Consolidated Statement of Comprehensive Income.

3. Investment in Real Estate

In April 2012, the Company acquired a leasehold interest in two additional locations, 910 15th Street Denver, Colorado and 639 E. 18th Avenue Denver, Colorado, through the acquisition of Comfluent, a Denver, Colorado based data center operator. The following is a summary of the properties owned and leased at June 30, 2012 (in thousands):

Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Leasehold Improvements	Construction in Progress	Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$22,015	$—	$269	$27,370
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	45,126	—	12	49,110
2972 Stender	Santa Clara, CA	2/2/2007	4,442	40,829	—	20,709	65,980
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	11,486	12,039	—	235	23,760
70 Innerbelt	Somerville, MA	4/11/2007	6,100	67,968	—	1,050	75,118
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	30,982	3	30,985
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	100,663	—	790	113,553
One Wilshire	Los Angeles, CA	9/28/2010	—	—	46,690	2,567	49,257
900 N. Alameda	Los Angeles, CA	9/28/2010	28,467	106,771	—	1,073	136,311
55 S. Market	San Jose, CA	9/28/2010	6,863	99,668	—	3,036	109,567
427 S. LaSalle	Chicago, IL	9/28/2010	5,493	65,212	—	2,197	72,902
1275 K Street	Washington, DC	9/28/2010	—	—	5,821	457	6,278
2115 NW 22nd Street	Miami, FL	9/28/2010	729	9,610	—	68	10,407
910 15th Street	Denver, CO	4/19/2012	—	—	37	7	44
639 E. 18th Avenue	Denver, CO	4/19/2012	—	—	4	1	5
Total			$84,738	$569,901	$83,534	$32,474	$770,647

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of June 30, 2012, and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Deferred leasing costs	$12,570	$11,601
Deferred rent receivable	13,527	11,051
Deferred financing costs	2,854	3,607
Leasehold interests in corporate headquarters	3,076	2,719
Other	5,703	4,765
Total	$37,730	$33,743

5. Debt

A summary of outstanding indebtedness as of June 30, 2012, and December 31, 2011 is as follows (in thousands):

	Interest Rate	Maturity Date		June 30, 2012	December 31, 2011
Senior secured credit facility	(1)	December 15, 2014		$54,750	$5,000
427 S. LaSalle - Senior mortgage loan	LIBOR plus 0.60% (0.85% at December 31, 2011)	N/A		—	25,000
55 S. Market	LIBOR plus 3.50% (3.74% and 3.75% at June 30, 2012 and December 31, 2011)(2)	October 9, 2012	(3)	60,000	60,000
12100 Sunrise Valley	LIBOR plus 2.75% (2.99% and 3.00% at June 30, 2012 and December 31, 2011)(2)	June 1, 2013		31,699	31,864
Total principal outstanding				$146,449	$121,864

(1) At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, depending on our leverage ratio. As of June 30, 2012, the weighted average interest rate on outstanding borrowings under the senior secured credit facility was 2.49%.

(2) In October 2010, we entered into an interest rate swap agreement with respect to the indebtedness on 55 S. Market and an interest rate cap agreement with respect to the indebtedness on 12100 Sunrise Valley, each as a cash flow hedge for interest incurred on these LIBOR based loans.

(3) The mortgage contains a two-year extension option subject to our Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

Senior Secured Credit Facility

On December 15, 2011, our Operating Partnership and certain subsidiary co-borrowers entered into an amended and restated senior secured revolving credit facility (the “Amended Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Amended Credit Agreement amended our Operating Partnership’s then-existing senior secured revolving credit facility, dated September 28, 2010 (the “Prior Facility”), and is unconditionally guaranteed on a senior unsecured basis by us. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the Amended Credit Agreement, with borrowings under the facility secured by a lien on these properties on a senior secured basis. In addition, the obligations of each of our Operating Partnership and the co-borrowers under the Amended Credit Agreement are joint and several.

On February 7, 2012, we repaid the senior mortgage loan of $25.0 million secured by the 427 S. LaSalle property and subsequently added the subsidiary that owns 427 S. LaSalle as a co-borrower under the Amended Credit Agreement, with borrowings under the facility secured by a lien on such real estate property on a senior secured basis.

The Amended Credit Agreement increased the commitment from the Prior Facility of $110.0 million to $225.0 million, and extended the initial maturity date of the Prior Facility from September 28, 2013, to December 15, 2014, with a one-time extension option, which, if exercised, would extend the maturity date to December 15, 2015. An exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Amended Credit Agreement at initial maturity and certain other customary conditions. The Amended Credit Agreement also contains an accordion feature to allow our Operating Partnership to increase the total commitment by $175.0 million, to $400.0 million, under specified circumstances. As of June 30, 2012, and December 31, 2011, $54.8 million and $5.0 million, respectively, was outstanding under the facility.

Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, each depending on our Operating Partnership’s leverage ratio.

The total amount available for borrowings under the Amended Credit Agreement will be subject to the lesser of a percentage of the appraised value of our Operating Partnership’s properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of June 30, 2012, $139.1 million was available for us to borrow under the facility.

Our ability to borrow under the Amended Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including:

• a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 60%;

• a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.0;

• a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%;

• a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility to gross asset value) of 30%; and

• a minimum tangible net worth equal to at least $468.8 million plus 80% of the net proceeds of any additional equity issuances.

As of June 30, 2012, we were in compliance with the covenants under our Amended Credit Agreement.

Financing costs of $2.3 million and $1.8 million, which were incurred in connection with the execution of the Prior Facility and the Amended Credit Agreement, respectively, have been capitalized and are included in deferred financing costs. Amortization of these deferred financing costs for the three months ended June 30, 2012, and 2011 totaled $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2012 and 2011 totaled $0.5 million and $0.4 million, respectively, and have been included in interest expense.

55 S. Market

As of June 30, 2012, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains a two-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The Company has the ability and intent to extend the mortgage loan. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of June 30, 2012, we were in compliance with the covenants.

On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012, and effectively fixes the interest rate at 4.01%.

12100 Sunrise Valley

As of June 30, 2012, the 12100 Sunrise Valley property had a mortgage loan payable of $31.7 million. The loan is secured by the 12100 Sunrise Valley property and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the remaining one-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of June 30, 2012, we were in compliance with the covenants.

On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012, and hedges against LIBOR interest rate increases above 2.0%.

427 S. LaSalle

On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

Debt Maturities

The following table summarizes our debt maturities as of June 30, 2012 (in thousands):

Year Ending December 31,
Remainder of 2012(1)	$60,155
2013	31,544
2014	54,750
Total	$146,449

(1) The 55 S. Market mortgage, which is scheduled to mature on October 9, 2012, contains a two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount recorded in accumulated other comprehensive income (loss) is not considered material for any period. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The amount reclassified to interest expense on the condensed consolidated statements of operations was less than $0.1 million for the three and six months ended June 30, 2012 and 2011. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012, and 2011, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2012, the Company estimates that $0.1 million will be reclassified as an increase to interest expense.

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Cash Flow Hedge Derivative Summary

	Number of Instruments	Notional
		(in thousands)
Derivative type
Interest rate swap	1	$60,000
Interest rate cap	1	25,000
Total	2	$85,000

All derivatives are recognized at fair value in our condensed consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The Company had less than $0.1 million accrued in other liabilities in our condensed consolidated balance sheet relating to these outstanding derivatives at June 30, 2012, and December 31, 2011.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that each contain a provision whereas if the Company defaults on any of its indebtedness, including default when repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Such a default may require the Company to settle any outstanding derivatives at their then current fair value. As of June 30, 2012, the derivative instruments with fair values in a net liability position were not material and the Company has not posted any cash collateral related to these agreements.

7. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Operating Partnership units have been eligible to have the Operating Partnership units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Operating Partnership units. Based on the results of this analysis, we concluded that the Operating Partnership units met the criteria to be classified within equity at June 30, 2012.

The following table shows the ownership interest in the Operating Partnership as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,523,954	44.7%	20,404,743	44.6%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	55.1%	25,275,390	55.2%
Incentive units held by employees	71,182	0.2%	69,692	0.2%
Total	45,870,526	100.0%	45,749,825	100.0%

For each share of common stock issued, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. During the six months ended June 30, 2012, the Company issued 119,211 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Operating Partnership units were issued. Additionally, during the six months ended June 30, 2012, 1,490 Operating Partnership units were issued to employees upon their vesting in the incentive unit awards.

The redemption value of the noncontrolling interests at June 30, 2012, was $654.4 million based on the closing price of the Company’s stock of $25.82 on June 29, 2012, the last trading day of the quarter.

8. Stockholders’ Equity

On March 13, 2012, we declared a regular cash dividend for the first quarter of 2012 of $0.18 per common share payable to stockholders of record as of March 30, 2012. In addition, holders of Operating Partnership units also received a distribution of $0.18 per unit. The dividend and distribution were paid on April 16, 2012.

On June 15, 2012, we declared a regular cash dividend for the second quarter of 2012 of $0.18 per common share payable to stockholders of record as of June 29, 2012. In addition, holders of Operating Partnership units also received a distribution of $0.18 per unit. The dividend and distribution were paid on July 16, 2012.

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

As of June 30, 2012, 992,698 shares of our common stock remained available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2012, options to purchase 227,121 shares of common stock were granted. The fair values are being expensed on a straight-line basis over the vesting periods.

The following table sets forth the stock option activity under the 2010 Plan for the six months ended June 30, 2012:

	Number of Shares Subject to Option	Weighted Average Exercise Price
Options outstanding, December 31, 2011	998,051	$15.63
Granted	227,121	23.57
Forfeited	(81,206)	16.38
Exercised	(49,834)	15.96
Options outstanding, June 30, 2012	1,094,132	$17.93

The following table sets forth the number of shares subject to option that are unvested as of June 30, 2012, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2011	867,109	$4.92
Granted	227,121	7.77
Forfeited	(81,206)	5.16
Vested	(131,241)	5.11
Unvested balance, June 30, 2012	881,783	$5.60

As of June 30, 2012, total unearned compensation on options was approximately $4.0 million, and the weighted-average vesting period was 2.9 years.

Restricted Awards

During the six months ended June 30, 2012, the Company granted 360,202 shares of restricted stock. Additionally, the Company granted 6,812 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not outstanding shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to one share of common stock for each RSU. The restricted awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2011	343,231	$15.35
Granted	367,014	24.38
Forfeited	(31,241)	17.03
Vested	(76,189)	16.60
Unvested balance, June 30, 2012	602,815	$20.60

As of June 30, 2012, total unearned compensation on restricted awards was approximately $10.4 million, and the weighted-average vesting period was 3.0 years.

Operating Partnership Units

In connection with the Company’s IPO, we granted 25,883 Operating Partnership units, which had a grant date fair value of $15.98 per unit or $0.4 million in total. The Operating Partnership units are amortized on a straight-line basis to expense over the vesting period. As of June 30, 2012, 10,117 Operating Partnership units have vested and 14,275 Operating Partnership units were unvested. As of June 30, 2012, total unearned compensation on Operating Partnership units was approximately $0.2 million, and the weighted-average vesting period was 1.3 years.

10. Earnings Per Share

The following is a summary of basic and diluted income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shares	$826	$(1,530)	$1,426	$(4,902)
Weighted average common shares outstanding - basic	20,532,930	19,473,219	20,494,402	19,465,970
Potentially dilutive common shares:
Stock options	216,736	—	176,905	—
Unvested restricted awards	165,020	—	129,743	—
Weighted average common shares outstanding - diluted	20,914,686	19,473,219	20,801,050	19,465,970
Net income (loss) per share attributable to common shares
Basic	$0.04	$(0.08)	$0.07	$(0.25)
Diluted	$0.04	$(0.08)	$0.07	$(0.25)

We have excluded the following potentially dilutive securities in the calculations above as their effect would have been antidilutive:

	Three Months Ended March 31,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	877,394	994,820	917,225	994,820
Restricted awards	437,795	396,653	473,072	396,653
	1,315,189	1,391,473	1,390,297	1,391,473

11. Estimated Fair Value of Financial Instruments

Authoritative guidance issued by the Financial Accounting Standards Board (FASB) establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under the authoritative guidance are as follows:

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

The combined balance of our mortgage loans payable was $91.7 million and $116.9 million as of June 30, 2012, and December 31, 2011, respectively, with a fair value of $91.1 million and $116.1 million, respectively, based on Level 3 inputs from the fair value hierarchy. The carrying value of the senior secured credit facility approximated fair value at June 30, 2012, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable and the senior secured credit facility are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

Derivative financial instruments

Currently, the Company uses interest rate derivative instruments to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of FASB Accounting Standards Codification (ASC) 820, credit valuation adjustments, which consider the impact of any credit risk to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Recurring Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	As of June 30, 2012	December 31, 2011	As of June 30, 2012	December 31, 2011	As of June 30, 2012	December 31, 2011	As of June 30, 2012	December 31, 2011
(In thousands)
Assets
Derivative Financial Instruments	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Derivative Financial Instruments	$—	$—	$44	$50	$—	$—	$44	$50

12. Related Party Transactions

We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008, and expires on June 30, 2013. Rental revenue was less than $0.1 million for the three and six months ended June 30, 2012 and 2011, respectively.

13. Commitments and Contingencies

As of June 30, 2012, the Company currently leases the data center space under noncancelable operating lease agreements at 32 Avenue of the Americas, One Wilshire, 1275 K Street, 910 15th Street, and 639 E. 18th Avenue, and the Company leases its headquarters located in Denver, Colorado under a noncancelable operating lease agreement. The lease agreements provide for base rental rate increases at defined intervals during the term of the leases. In addition, the Company has negotiated rent abatement periods to better match the phased build-out of the data center space. The Company accounts for such abatements and increasing base rentals using the straight-line method over the noncancelable term of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent payable.

Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage.

The following table summarizes our contractual obligations as of June 30, 2012 (in thousands):

	Remainder of
Obligation	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$8,811	$17,893	$18,117	$17,789	$17,521	$27,022	$107,153
Credit Facility	—	—	54,750	—	—	—	54,750
Mortgages payable	60,155	31,544	—	—	—	—	91,699
Construction Contracts	13,309	—	—	—	—	—	13,309
Other (1)	3,395	3,962	284	167	142	887	8,837
Total	$85,670	$53,399	$73,151	$17,956	$17,663	$27,909	$275,748

(1) Obligations for tenant improvement work at 55 S. Market Street, power contracts, telecommunications leases and insurance premiums.

Rent expense for the three months ended June 30, 2012, and 2011 was $4.7 million and $4.6 million, respectively, and for the six months ended June 30, 2012, and 2011 rent expense was $9.3 million and $9.2 million, respectively.

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At June 30, 2012, we had open commitments related to construction contracts of approximately $13.3 million.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. Management believes that the resolution of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate, CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer in his complaint against the Company, certain of our affiliates, and certain affiliates of The Carlyle Group also have been previously reported, as have been the counterclaims asserted against Mr. Brumer by the Company and certain of our affiliates. The case remains in the discovery stage and various discovery matters require resolution by the court. As previously disclosed, the case initially was set for a nine-day trial to commence on October 1, 2012.  The parties now have agreed to set the case for a ten-day trial to commence on June 17, 2013. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the information currently available, the Company continues to believe that this litigation will not have a material adverse effect on its business, financial position or liquidity.

One of our former customers, Add2Net, Inc., brought an action against us in April 2009 before the American Arbitration Association in California asserting claims of breach of contract, unfair business practices, negligent misrepresentation and fraudulent inducement. Add2Net alleged that it suffered damages of approximately $3.5 million, consisting of license and service fees paid to us, loss of business income and equipment damage, and sought attorney’s fees and punitive damages. We counterclaimed for breach of contract and bad faith dealing. On April 6, 2012, we agreed to pay Add2Net $1.5 million to settle the action in its entirety and recorded the expense in general and administrative expense for the six months ended June 30, 2012.

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

We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010. We completed our IPO of common stock on September 28, 2010 and through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City, Miami and Denver. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2010.

Our Portfolio

As of June 30, 2012, our property portfolio included 14 operating data center facilities and one development site, which collectively comprise over 2.0 million net rentable square feet of space (“NRSF”), of which approximately 1.2 million NRSF is existing data center space. These properties include 399,226 NRSF of space readily available for lease, of which 304,033 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at June 30, 2012, and including currently operating space targeted for future redevelopment, we own land and buildings sufficient to develop or redevelop 810,036 square feet of data center space, comprised of (1) 70,841 NRSF of data center space currently under construction, (2) 393,945 NRSF of office and industrial space currently available for redevelopment, and (3) 345,250 NRSF of new data center space that can be developed on land that we currently own at our Coronado-Stender Business Park. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.

The following table provides an overview of our new and expansion data center leasing activity (in NRSF):

	Three Months Ended:
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
New and expansion leases signed but not yet commenced at beginning of period	32,436	25,571	28,974	39,079
New and expansion leases signed during the period	26,290	37,563	35,461	28,553
New and expansion leases signed during the period which have commenced	(8,157)	(15,195)	(22,824)	(12,485)
New and expansion leases signed in previous periods which commenced during period	(9,024)	(15,503)	(16,040)	(26,173)
Total leases signed but not yet commenced at end of period	41,545	32,436	25,571	28,974

The following table provides an overview of our properties as of June 30, 2012:

			NRSF
			Operating(1)
			Data Center(2)		Office and Light- Industrial(3)		Total		Redevelopment and Development(4)
Market/Facilities	Acquisition Date(5)	Annualized Rent ($000)(6)	Total	Percent Leased(7)	Total	Percent Leased(7)	Total(8)	Percent Leased(7)	Under Construction(9)	Vacant	Total	Total Portfolio

Los Angeles
One Wilshire*	Aug. 2007	$22,879	157,588	69.7%	7,500	48.4%	165,088	68.7%	—	—	—	165,088
900 N. Alameda	Oct. 2006	11,414	156,366	76.9	8,360	28.4	164,726	74.4	—	269,433	269,433	434,159
Los Angeles Total		34,293	313,954	73.3	15,860	37.8	329,814	71.6	—	269,433	269,433	599,247

San Francisco Bay
55 S. Market	Feb. 2000	11,125	84,045	90.1	206,255	81.4	290,300	83.9	—	—	—	290,300
2901 Coronado	Feb. 2007	9,357	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
1656 McCarthy	Dec. 2006	5,179	76,676	58.8	—	—	76,676	58.8	—	—	—	76,676
Coronado-Stender Properties(10)	Feb. 2007	1,040	—	—	115,560	82.5	115,560	82.5	—	13,640	13,640	129,200
2972 Stender(11)	Feb. 2007	4,059	49,964	40.6	436	74.8	50,400	40.9	50,600	—	50,600	101,000
San Francisco Bay Total		30,760	260,685	73.3	322,251	81.8	582,936	78.0	50,600	13,640	64,240	647,176

Northern Virginia
12100 Sunrise Valley	Dec. 2007	19,392	201,719	69.0	61,050	73.5	262,769	70.0	—	—	—	262,769
1275 K Street*	June 2006	1,834	22,137	72.0	—	—	22,137	72.0	—	—	—	22,137
Northern Virginia Total		21,226	223,856	69.3	61,050	73.5	284,906	70.2	—	—	—	284,906

Boston
70 Innerbelt	Apr. 2007	9,303	148,795	90.3	13,063	39.3	161,858	86.2	—	111,313	111,313	273,171

Chicago
427 S. LaSalle	Feb. 2007	8,559	158,167	77.0	4,946	56.9	163,113	76.4	20,241	—	20,241	183,354

New York
32 Avenue of the Americas*	June 2007	5,337	48,404	67.9	—	—	48,404	67.9	—	—	—	48,404

Miami
2115 NW 22nd Street	June 2006	1,668	30,175	56.3	1,890	82.6	32,065	57.8	—	13,199	13,199	45,264

Denver
910 15th Street*	Apr. 2012	798	4,145	95.4	—	—	4,145	95.4	—	—	—	4,144
639 E. 18th Avenue*	Apr. 2012	168	5,140	59.1	—	—	5,140	59.1	—	—	—	5,140
Denver Total		966	9,285	75.3	—	—	9,285	75.3	—	—	—	9,284

Total Facilities		$112,112	1,193,321	74.5%	419,060	77.3%	1,612,381	75.2%	70,841	407,585	478,426	2,090,806

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

(6)        Represents the monthly contractual rent under existing customer leases as of June 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to such lease. On a gross basis, our annualized rent was approximately $117.5 million as of June 30, 2012, which reflects the addition of $5.4 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(7)        Includes customer leases that have commenced as of June 30, 2012. The percent leased is determined based on leased square feet as a proportion of total operating NRSF. The percent leased for data center space, office and light industrial space, and space in total would have been 78.0%, 78.8%, and 78.2%, respectively, if all leases signed in current and prior periods had commenced.

(8)        Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.

(9)        Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable. All of the 70,841 NRSF under construction as of June 30, 2012, was data center space.

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

(11)    We have completed construction on 50,400 NRSF of space at this property. As of June 30, 2012, we have commenced construction on the remaining 50,600 NRSF of space at the building.

The following table shows the June 30, 2012, operating statistics for space that was leased and available to be leased as of December 31, 2010 at each of our properties, and excludes space for which development or redevelopment was completed and became available to be leased after December 31, 2010 (the “December 31, 2010, same store pool”). For comparison purposes, the operating activity totals as of December 31, 2011, and 2010 for this space are provided at the bottom of this table.

			Operating NRSF
			Data Center		Office and Light- Industrial		Total
Market/Facilities	Acquisition Date	Annualized Rent ($000)	Total	Percent Leased	Total	Percent Leased	Total	Percent Leased

Los Angeles
One Wilshire*	Aug. 2007	$22,879	157,588	69.7%	7,500	48.4%	165,088	68.7%
900 N. Alameda	Oct. 2006	11,295	149,473	79.9	8,360	28.4	157,833	77.2
Los Angeles Total		34,174	307,061	74.7	15,860	37.8	322,921	72.9

San Francisco Bay
55 S. Market	Feb. 2000	11,125	84,045	90.1	206,255	81.4	290,300	83.9
2901 Coronado	Feb. 2007	9,357	50,000	100.0	—	—	50,000	100.0
1656 McCarthy	Dec. 2006	5,178	76,676	58.8	—	—	76,676	58.8
Coronado-Stender Properties	Feb. 2007	718	—	—	78,800	74.3	78,800	74.3
2972 Stender	Feb. 2007	—	—	—	—	—	—	—
San Francisco Bay Total		26,378	210,721	81.0	285,055	79.4	495,776	80.1

Northern Virginia
12100 Sunrise Valley	Dec. 2007	14,393	116,499	98.4	61,050	73.5	177,549	89.9
1275 K Street*	June 2006	1,834	22,138	72.0	—	—	22,138	72.0
Northern Virginia Total		16,227	138,637	94.2	61,050	73.5	199,687	87.9

Boston
70 Innerbelt	Apr. 2007	9,098	133,646	98.3	13,063	39.3	146,709	93.1

Chicago
427 S. LaSalle	Feb. 2007	8,513	128,906	94.5	—	—	128,906	94.5

New York
32 Avenue of the Americas*	June 2007	5,337	48,404	67.9	—	—	48,404	67.9

Miami
2115 NW 22nd Street	June 2006	1,668	30,175	56.3	1,890	82.6	32,065	57.8

Total Facilities at June 30, 2012(1)		$101,395	997,550	83.6%	376,918	75.9%	1,374,468	81.3%

Total Facilities at December 31, 2011		$101,084		85.6%		79.9%		83.9%

Total Facilities at December 31, 2010		$89,364		80.5%		76.5%		79.4%

* Indicates properties in which we hold a leasehold interest.

(1)          The percent leased for data center space, office and light industrial space, and space in total would have been 84.9%, 77.1%, and 82.6%, respectively, if all leases signed in current and prior periods had commenced.

The following table summarizes the redevelopment and development opportunities throughout our portfolio as of June 30, 2012:

Redevelopment NRSF

	Currently Vacant				Currently Operating
Facilities	Under Construction(1)	Near- Term(2)	Long- Term	Total	Near- Term(2)	Long- Term	Total	Incremental Entitled	Total
Los Angeles
900 N. Alameda(3)	—	22,500	246,933	269,433	—	—	—	—	269,433
Los Angeles Total	—	22,500	246,933	269,433	—	—	—	—	269,433

San Francisco Bay
2972 Stender(4)	50,600		—	50,600	—	—	—	—	50,600
San Francisco Bay Total	50,600	—	—	50,600	—	—	—	—	50,600

Boston
70 Innerbelt(3)	—		111,313	111,313	—	—	—	—	111,313

Chicago
427 S. LaSalle	20,241	—	—	20,241	—	—	—	—	20,241

Miami
2115 NW 22nd Street	—	—	13,199	13,199	—	—	—	—	13,199

Total Redevelopment	70,841	22,500	371,445	464,786	—	—	—	—	464,786

Development NRSF

San Francisco Bay
Coronado-Stender Properties(5)	—	—	13,640	13,640	—	115,560	115,560	216,050	345,250
Total Development	—	—	13,640	13,640	—	115,560	115,560	216,050	345,250

Total Facilities	70,841	22,500	385,085	478,426	—	115,560	115,560	216,050	810,035

* Indicates properties in which we hold a leasehold interest.

(1)   Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.

(2)   Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after June 30, 2012, but prior to June 30, 2013.

(3)   The NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(4)   We have completed construction on 50,400 NRSF of space at this property.  As of June 30, 2012, we have commenced construction on the remaining 50,600 NRSF of data center space at the building.

(5)   We are entitled to develop up to 345,250 NRSF of data center space at this property, or an incremental 216,050 NRSF, which is in addition to the leased and vacant NRSF existing at the property.

Customer Diversification

As of June 30, 2012, our portfolio was leased to over 750 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of June 30, 2012:

							Weighted
							Average
				Percentage		Percentage	Remaining
		Number	Total	of Total	Annualized	of	Lease
		of	Leased	Operating	Rent	Annualized	Term in
	Customer	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Facebook, Inc.	2	50,722	3.1%	$9,478	8.5%	52
2	Computer Sciences Corporation	3	52,902	3.3	6,331	5.6	62
3	Akamai Technologies	7	37,360	2.3	4,362	3.9	13
4	General Services Admin - IRS * (6)	1	141,774	8.8	3,790	3.4	29
5	Nuance Communications, Inc.	1	25,404	1.6	3,240	2.9	72
6	Gov’t of District of Columbia	2	16,147	1.0	2,201	2.0	27
7	Hewlett Packard Company	1	6,034	0.4	2,167	1.9	31
8	Tata Communications	3	18,562	1.2	1,939	1.7	88
9	Verizon Communications	7	52,204	3.2	1,771	1.6	104
10	Intermedia, Inc.	3	9,719	0.6	1,740	1.5	13

	Total/Weighted Average		410,828	25.5%	$37,019	33.0%	56

*  Denotes customer using space for general office purposes.

(1)   Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before June 30, 2012. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)   Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of June 30, 2012, consisted of 1,612,381 NRSF.

(3)   Represents the monthly contractual rent under existing customer leases as of June 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(4)   Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of June 30, 2012, which was approximately $112.1 million.

(5)   Weighted average based on percentage of total annualized rent expiring and is as of June 30, 2012.

(6)   The data presented represents an interim lease in place that expires in May 2014. Upon expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence. That lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of June 30, 2012:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
	of	of All	NRSF of	Operating	Rent	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available(5)	—	—%	399,226	24.8%	$—	—%
1,000 or less	1,094	87.2	175,920	10.9	31,511	28.1
1,001 - 2,000	52	4.1	74,299	4.5	8,493	7.7
2,001 - 5,000	67	5.3	199,423	12.4	21,912	19.5
5,001 - 10,000	19	1.5	133,637	8.3	14,833	13.2
10,001 - 25,000	16	1.3	272,568	16.9	24,787	22.1
Greater than 25,000	7	0.6	357,308	22.2	10,576	9.4

Portfolio Total	1,255	100.0%	1,612,381	100.0	$112,112	100.0%

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

(4)   Represents the monthly contractual rent under existing customer leases as of June 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)   Excludes approximately 478,426 vacant NRSF held for redevelopment or under construction at June 30, 2012.

Lease Expirations

The following table sets forth a summary schedule of the expirations for leases in place as of June 30, 2012, plus available space, for the remainder of 2012 and for each of the ten full calendar years beginning January 1, 2013, at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of June 30, 2012(6)	—	399,226	24.8%	$—	—%	$—	$—	$—
Remainder of 2012	365	147,194	9.1	18,639	16.6	126.63	18,663	126.79
2013	343	191,160	11.9	20,253	18.1	105.95	20,867	109.16
2014(7)	255	261,183	16.2	22,659	20.2	86.76	24,738	94.71
2015	110	89,140	5.5	10,315	9.2	115.72	13,147	147.49
2016(8)	89	166,189	10.3	12,313	11.0	74.09	14,185	85.35
2017	55	102,451	6.4	12,542	11.2	122.42	14,219	138.79
2018	10	80,115	5.0	8,397	7.5	104.81	10,252	127.96
2019	3	80,708	5.0	1,615	1.4	20.02	1,788	22.15
2020	4	30,664	1.9	1,083	1.0	35.31	1,194	38.93
2021	9	18,155	1.0	1,760	1.5	96.91	2,876	158.44
2022-Thereafter	12	46,196	2.9	2,536	2.3	54.88	4,022	87.07
Portfolio Total / Weighted Average	1,255	1,612,381	100.0%	$112,112	100.0%	$92.41	$125,951	$103.82

(1)   Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)   Represents the monthly contractual rent under existing customer leases as of June 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(3)   Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)   Represents the final monthly contractual rent under existing customer leases as of June 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)   Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(6)   Excludes approximately 478,426 vacant NRSF held for redevelopment or under construction at June 30, 2012.

(7)   Includes an office lease with General Services Administration - IRS, which is an interim lease in place that expires on May 31, 2014. Upon the expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence.  The new lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

(8)   Total operating NRSF of expiring leases in 2016 reflects the expiration of half of a 50,000 NRSF lease, the other half of which expires in 2017.

Results of Operations

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Operating Revenue	$50,636	$42,484
Operating Expense	$46,822	$45,957
Interest Expense	$(1,309)	$(1,269)
Net loss	$1,848	$(3,588)

Operating Revenue. Operating revenue for the three months ended June 30, 2012 was $50.6 million. This includes rental revenue of $30.5 million, power revenue of $12.9 million, tenant reimbursements of $1.4 million and other revenue of $5.9 million, primarily from interconnection services. This compares to operating revenue of $42.5 million for the three months ended June 30, 2011, which includes rental revenue of $26.7 million, power revenue of $10.8 million, tenant reimbursements of $1.4 million and other revenue of $3.6 million. The increase of $8.2 million, or 19.2%, was due primarily to the placement into service of several computer rooms at our newest data center, 2972 Stender, which occurred during the third quarter of 2011 and the first and second quarters of 2012 and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley and 70 Innerbelt properties. Also, the increase was due to an increase in the prices and volume of interconnection services during the three months ended June 30, 2012.

Operating Expenses. Operating expenses for the three months ended June 30, 2012, were $46.8 million compared to $46.0 million for the three months ended June 30, 2011. The increase of $0.9 million was primarily due to an increase in property operating expenses due to the placement into service of additional space at our 2972 Stender, 12100 Sunrise Valley and 70 Innerbelt properties and an increase in sales and marketing expense due to increased employee head count. These increases in property operating costs and sales and marketing expense were partially offset by a decrease in depreciation and amortization expense due to the short-term useful life of the lease intangibles acquired in connection with our IPO on September 28, 2010.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2012, was $1.3 million compared to interest expense of $1.3 million for the three months ended June 30, 2011. The slight increase in interest expense was due to a higher average debt balance during the three months ended June 30, 2012, partially offset by an increase in capitalized interest due to the number of ongoing development and redevelopment projects.

Net Income (Loss). Net income for the three months ended June 30, 2012, was $1.8 million compared to net loss of $3.6 million for the three months ended June 30, 2011. The increase of $5.4 million was primarily due to the increased operating revenue from the placement into service of additional space at several data centers plus the increase in the prices and volume of interconnection services. The increase in net income was partially offset by an increase in operating expenses due to an increase in property operating costs associated with the additional space and increased employee head count in sales and marketing.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating Revenue	$97,920	$82,450
Operating Expense	$91,872	$91,737
Interest Expense	$(2,327)	$(3,521)
Net income (loss)	$3,191	$(11,504)

Operating Revenue. Operating revenue for the six months ended June 30, 2012, was $97.9 million. This includes rental revenue of $60.0 million, power revenue of $25.2 million, tenant reimbursements of $2.7 million and other revenue of $10.0 million, primarily from interconnection services. This compares to operating revenue of $82.5 million for the six months ended June 30, 2011, which includes rental revenue of $51.9 million, power revenue of $20.5 million, tenant reimbursements of $3.1 million and other revenue of $7.0 million. The increase of $15.4 million, or 18.8%, was due primarily to the placement into service of several computer rooms at our newest data center, 2972 Stender, which occurred during the third quarter of 2011 and the first and second quarters of 2012 and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley and 70 Innerbelt properties. Also, the increase was due to an increase in the prices and volume of interconnection services during the six months ended June 30, 2012.

Operating Expenses. Operating expenses for the six months ended June 30, 2012, were $91.9 million compared to $91.7 million for the six months ended June 30, 2011. The slight increase in operating expenses was primarily due to an increase in property operating expenses due to the placement into service of additional space at our 2972 Stender, 12100 Sunrise Valley and 70 Innerbelt properties and an increase in sales and marketing expense due to increased employee head count. Additionally, general and administrative expense increased primarily due to a $1.5 million settlement expense related to the Add2Net, Inc. matter, offset by the reversal of a $0.8 million annual cash incentive accrual which was paid in the form of an equity incentive grant under our 2010 Equity Incentive Plan with a one-year vesting period. These increases were offset by a decrease in depreciation and amortization expense due to the short-term useful life of the lease intangibles acquired in connection with our IPO on September 28, 2010.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2012 was $2.3 million compared to interest expense of $3.5 million for the six months ended June 30, 2011. The decrease in interest expense was primarily due to an increase in capitalized interest due to the number of ongoing development and redevelopment projects partially offset by a higher average debt balance during the six months ended June 30, 2012.

Net Income (Loss). Net income for the six months ended June 30, 2012, was $3.2 million compared to net loss of $11.5 million for the six months ended June 30, 2011. The increase of $14.7 million was primarily due to the increased operating revenue from the placement into service of additional space at several data centers plus the increase in the prices and volume of interconnection services. Additionally, the increase of $14.7 million in net income was attributable to the decrease in interest expense due to the number of ongoing development and redevelopment projects which resulted in an increase in capitalized interest.  The increase in revenue was partially offset by a $0.9 million gain on early extinguishment of debt which occurred during the six months ended June 30, 2011.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, which is accessible on the SEC’s website at www.sec.gov.

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net cash provided by operating activities was $27.8 million for the six months ended June 30, 2012 compared to $33.3 million for the six months ended June 30, 2011. The decreased cash provided by operating activities of $5.5 million was primarily due to a decrease in accounts payable and accrued expense and prepaid rent and other liabilities. These decreases were partially offset by an increase in operating income due to the placement into service of several computer rooms at our newest data center, 2972 Stender and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley and 70 Innerbelt properties.

Net cash used in investing activities decreased by $24.6 million to $37.6 million for the six months ended June 30, 2012 compared to $62.3 million for the six months ended June 30, 2011. This decrease was primarily due to a decrease in cash paid for capital expenditures related to redevelopment and development of data center space partially offset by an increase in cash used related to the acquisition of Comfluent. Capital expenditures will fluctuate on a quarterly basis based on the number and magnitude of construction related activities.

Net cash provided by financing activities was $8.7 million for the six months ended June 30, 2012, compared to cash used in financing activities of $26.0 million for the six months ended June 30, 2011. The increase in cash provided by financing activities of $34.7 million was primarily due to increased borrowings under our revolving credit facility, to fund development and redevelopment, partially offset by an increase in the repayments of mortgage loans payable and the dividends and distributions paid.

Analysis of Liquidity and Capital Resources

As of June 30, 2012, we had $5.5 million of cash and equivalents, excluding $8.7 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.

We have an effective shelf registration statement filed on September 28, 2011, that allows us to register up to $800 million of various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for future distributions to stockholders and holders of our operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain recurring and non-recurring capital expenditures, including for the redevelopment and development of data center space during the next 12 months. We expect to meet our short and long-term liquidity requirements through net cash provided by operations, reserves established for certain future payments, and by incurring additional indebtedness, including by drawing on our revolving credit facility.  As of June 30, 2012, we have up to $139.1 million additional borrowing capacity under our revolving credit facility.

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

Indebtedness

A summary of outstanding indebtedness as of June 30, 2012, and December 31, 2011 is as follows (in thousands):

		Maturity		June 30,	December 31,
	Interest Rate	Date		2012	2011
Senior secured credit facility	(1)	December 15, 2014		$54,750	$5,000
427 S. LaSalle - Senior mortgage loan	LIBOR plus 0.60% (0.85% at December 31, 2011)	N/A		—	25,000
55 S. Market	LIBOR plus 3.50% (3.74% and 3.75% at June 30, 2012 and December 31, 2011)(2)	October 9, 2012	(3)	60,000	60,000
12100 Sunrise Valley	LIBOR plus 2.75% (2.99% and 3.00% at June 30, 2012 and December 31, 2011)(2)	June 1, 2013		31,699	31,864
Total principal outstanding				$146,449	$121,864

(1) At the Company’s election, borrowings under the credit facility bear interest at a rate per annum equal to either (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, depending on our leverage ratio. As of June 30, 2012, the weighted average interest rate on outstanding borrowings under the senior secured credit facility was 2.49%.

(2)  In October 2010, we entered into an interest rate swap agreement with respect to the indebtedness on 55 S. Market and an interest rate cap agreement with respect to the indebtedness on 12100 Sunrise Valley, each as a cash flow hedge for interest incurred on these LIBOR based loans.

(3) The mortgage contains a two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

Senior Secured Credit Facility

On December 15, 2011, our Operating Partnership and certain subsidiary co-borrowers entered into an amended and restated senior secured revolving credit facility (the “Amended Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Amended Credit Agreement amended our Operating Partnership’s then-existing senior secured revolving credit facility, dated September 28, 2010 (the “Prior Facility”), and is unconditionally guaranteed on a senior unsecured basis by us. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own 1656 McCarthy, 70 Innerbelt, 2901 Coronado and 900 N. Alameda are co-borrowers under the Amended Credit Agreement, with borrowings under the facility secured by a lien on these properties on a senior secured basis. In addition, the obligations of each of our Operating Partnership and the co-borrowers under the Amended Credit Agreement are joint and several.

On February 7, 2012, we repaid the senior mortgage loan of $25.0 million secured by the 427 S. LaSalle property and subsequently added the subsidiary that owns 427 S. LaSalle as a co-borrower under the Amended Credit Agreement, with borrowings under the facility secured by a lien on such real estate property on a senior secured basis.

The Amended Credit Agreement increased the commitment from the Prior Facility of $110.0 million to $225.0 million, and extended the initial maturity date of the Prior Facility from September 28, 2013, to December 15, 2014, with a one-time extension option, which, if exercised, would extend the maturity date to December 15, 2015. An exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Amended Credit Agreement at initial maturity and certain other customary conditions. The Amended Credit Agreement also contains an accordion feature to allow our Operating Partnership to increase the total commitment by $175.0 million, to $400.0 million, under specified circumstances. As of June 30, 2012, and December 31, 2011, $54.8 million and $5.0 million, respectively, was outstanding under the facility.

Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 225 basis points to 300 basis points, or (ii) a base rate plus 125 basis points to 200 basis points, each depending on our Operating Partnership’s leverage ratio.

The total amount available for borrowings under the Amended Credit Agreement will be subject to the lesser of a percentage of the appraised value of our Operating Partnership’s properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of June 30, 2012, $139.1 million was available for us to borrow under the facility.

Our ability to borrow under the Amended Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including:

• a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 60%;

• a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to1.0;

• a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%;

• a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility to gross asset value) of 30%; and

• a minimum tangible net worth equal to at least $468.8 million plus 80% of the net proceeds of any additional equity issuances.

As of June 30, 2012, we were in compliance with the covenants under our Amended Credit Agreement.

55 S. Market

As of June 30, 2012, the 55 S. Market property had a $60.0 million mortgage loan, which matures on October 9, 2012. The mortgage payable contains a two-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 60 basis points. The Company has the ability and intent to extend the mortgage loan. The loan bears interest at LIBOR plus 350 basis points and requires the payment of interest only until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of June 30, 2012, we were in compliance with the covenants.

On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matures on October 9, 2012, and effectively fixes the interest rate at 4.01%.

12100 Sunrise Valley

As of June 30, 2012, the 12100 Sunrise Valley property had a mortgage loan payable of $31.7 million. The loan is secured by the 12100 Sunrise Valley property and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013, and we may exercise the remaining one-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of June 30, 2012, we were in compliance with the covenants.

On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness secured by our 12100 Sunrise Valley property. The interest rate cap matures on October 1, 2012, and hedges against LIBOR interest rate increases above 2.0%.

427 S. LaSalle

On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

Debt Maturities

The following table summarizes our debt maturities as of June 30, 2012 (in thousands):

Year Ending December 31,
Remainder of 2012(1)	$60,155
2013	31,544
2014	54,750
Total	$146,449

(1) The 55 S. Market mortgage, which is scheduled to mature on October 9, 2012, contains a two-year extension option subject to the Company meeting certain financial and other customary conditions and the payment of an extension fee equal to 60 basis points.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$1,848	$(3,588)	$3,191	$(11,504)
Real estate depreciation and amortization	15,437	17,391	30,444	36,628
FFO	$17,285	$13,803	$33,635	$25,124

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the provisions of this standard effective January 1, 2012, by presenting a separate Condensed Consolidated Statement of Comprehensive Income.

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

As of June 30, 2012, we had $146.4 million of consolidated indebtedness that bore interest at variable rates, of which $25.0 million of our consolidated indebtedness is hedged against LIBOR interest rate increases above 2.0%. In addition, we entered into a swap agreement that effectively fixed the interest rate on $60.0 million of consolidated indebtedness under our 55 S. Market mortgage at 4.01% through the maturity date of such indebtedness.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) would decrease future earnings and cash flows by less than $0.9 million annually. If interest rates were to decrease by 1%, the decrease in interest expense (excluding the $60.0 million of consolidated indebtedness under our 55 S. Market mortgage that is hedged through our interest rate swap) on the variable rate debt would be less than $0.9 million annually.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate, CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer in his complaint against the Company, certain of our affiliates, and certain affiliates of the Funds and Carlyle also have been previously reported, as have been the counterclaims asserted against Mr. Brumer by the Company and certain of our affiliates. The case remains in the discovery stage and various discovery matters require resolution by the court. As previously disclosed, the case initially was set for a nine-day trial to commence on October 1, 2012.  The parties now have agreed to set the case for a ten-day trial to commence on June 17, 2013. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the information currently available, the Company continues to believe that this litigation will not have a material adverse effect on its business, financial position or liquidity.

One of our former customers, Add2Net, Inc., brought an action against us in April 2009 before the American Arbitration Association in California asserting claims of breach of contract, unfair business practices, negligent misrepresentation and fraudulent inducement. Add2Net alleged that it suffered damages of approximately $3.5 million, consisting of license and service fees paid to us, loss of business income and equipment damage, and sought attorney’s fees and punitive damages. We counterclaimed for breach of contract and bad faith dealing. On April 6, 2012, we agreed to pay Add2Net $1.5 million to settle the action in its entirety and recorded the expense in general and administrative expense for the six months ended June 30, 2012.

In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1.A RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, pursuant to Section 15(d) of the Exchange Act, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)

10.1	Employment Agreement between CoreSite, LLC and Jarrett Appleby, dated as of April 6, 2012.(3)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Represents management contract or compensatory plan or agreement.
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

CORESITE REALTY CORPORATION

Date: July 27, 2012	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)

10.1	Employment Agreement between CoreSite, LLC and Jarrett Appleby, dated as of April 6, 2012.(3)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Represents management contract or compensatory plan or agreement.
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