Form 10-Q
period 2012-09-30
CoreSite Realty Corp
filed 2012-11-02
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

The number of shares of common stock outstanding at October 31, 2012 was 21,118,457

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	September 30,	December 31,
	2012	2011
ASSETS
Investments in real estate:
Land	$85,868	$84,738
Building and building improvements	573,012	499,717
Leasehold improvements	84,133	81,057
	743,013	665,512
Less: Accumulated depreciation and amortization	(93,721)	(64,428)
Net investment in operating properties	649,292	601,084
Construction in progress	51,565	73,084
Net investments in real estate	700,857	674,168
Cash and cash equivalents	13,421	6,628
Restricted cash	316	9,291
Accounts and other receivables, net of allowance for doubtful accounts of $401 and $465 as of September 30, 2012, and December 31, 2011, respectively	10,071	6,562
Lease intangibles, net of accumulated amortization of $35,396 and $33,711 as of September 30, 2012, and December 31, 2011, respectively	23,359	36,643
Goodwill	41,191	41,191
Other assets	38,187	33,743
Total assets	$827,402	$808,226

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$62,750	$5,000
Mortgage loans payable	91,615	116,864
Accounts payable and accrued expenses	44,291	38,822
Deferred rent payable	4,198	3,535
Acquired below-market lease contracts, net of accumulated amortization of $9,430 and $9,267 as of September 30, 2012, and December 31, 2011, respectively	9,171	11,872
Prepaid rent and other liabilities	9,049	11,946
Total liabilities	221,074	188,039
Stockholders’ equity:
Common stock, par value $0.01, 100,000,000 shares authorized and 21,118,457 and 20,747,794 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	206	204
Additional paid-in capital	261,138	256,183
Accumulated other comprehensive income (loss)	(4)	(34)
Accumulated deficit	(32,121)	(23,545)
Total stockholders’ equity	229,219	232,808
Noncontrolling interests	377,109	387,379
Total equity	606,328	620,187
Total liabilities and equity	$827,402	$808,226

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Rental revenue	$31,461	$27,616	$91,418	$79,533
Power revenue	14,204	11,450	39,444	31,991
Tenant reimbursement	1,446	1,432	4,136	4,577
Other revenue	6,651	3,869	16,684	10,716
Total operating revenues	53,762	44,367	151,682	126,817
Operating expenses:
Property operating and maintenance	16,360	14,133	46,029	39,986
Real estate taxes and insurance	2,158	2,163	6,304	7,055
Depreciation and amortization	16,583	16,091	47,991	53,224
Sales and marketing	2,231	1,315	6,941	4,125
General and administrative	6,389	4,747	18,777	15,966
Rent	4,689	4,601	13,957	13,748
Transaction costs	293	192	576	875
Total operating expenses	48,703	43,242	140,575	134,979
Operating income (loss)	5,059	1,125	11,107	(8,162)
Gain on early extinguishment of debt	—	(10)	—	939
Interest income	5	9	12	115
Interest expense	(1,595)	(916)	(3,922)	(4,437)
Income (loss) before income taxes	3,469	208	7,197	(11,545)
Income tax (expense) benefit	(522)	55	(1,059)	304
Net income (loss)	$2,947	$263	$6,138	$(11,241)
Net income (loss) attributable to noncontrolling interests	1,627	151	3,389	(6,446)
Net income (loss) attributable to common shares	$1,320	$112	$2,749	$(4,795)
Net income (loss) per share attributable to common shares:
Basic	$0.06	$0.01	$0.13	$(0.25)
Diluted	$0.06	$0.01	$0.13	$(0.25)
Weighted average common shares outstanding:
Basic	20,554,893	19,494,703	20,514,713	19,483,962
Diluted	21,027,635	19,587,961	20,890,894	19,483,962

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$2,947	$263	$6,138	$(11,241)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(3)	(25)	(74)	(353)
Reclassification of other comprehensive loss to interest expense	51	49	140	131
Comprehensive income (loss)	2,995	287	6,204	(11,463)
Comprehensive income (loss) attributable to noncontrolling interests	1,654	170	3,425	(6,573)
Comprehensive income (loss) attributable to common shares	$1,341	$117	$2,779	$(4,890)

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Number	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2012	20,747,794	$204	$256,183	$(23,545)	$(34)	$232,808	$387,379	$620,187
Issuance of restricted stock awards, net of forfeitures	316,225	—	—	—	—	—	—	—
Exercise of stock options	54,438	1	873	—	—	874	—	874
Amortization of deferred compensation	—	1	4,082	—	—	4,083	—	4,083
Dividends and distributions	—	—	—	(11,325)	—	(11,325)	(13,695)	(25,020)
Net income	—	—	—	2,749	—	2,749	3,389	6,138
Change in fair value on derivative contracts	—	—	—	—	(33)	(33)	(41)	(74)
Reclassification of other comprehensive loss to interest expense	—	—	—	—	63	63	77	140
Balance at September 30, 2012	21,118,457	$206	$261,138	$(32,121)	$(4)	$229,219	$377,109	$606,328

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,138	$(11,241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,991	53,224
Amortization of above/below market leases	(1,241)	(1,139)
Amortization of deferred financing costs	1,307	1,185
Gain on early extinguishment of debt	—	(939)
Amortization of share-based compensation	4,083	2,265
Amortization of discount to fair market value of acquired loan	—	687
Bad debt expense	276	(36)
Changes in operating assets and liabilities:
Restricted cash	285	(595)
Accounts and other receivables	(3,559)	(1,678)
Due to and due from related parties	—	2
Deferred rent receivable	(3,262)	(3,680)
Deferred leasing costs	(2,936)	(4,581)
Other assets	715	(2,000)
Accounts payable and accrued expenses	1,206	10,516
Prepaid rent and other liabilities	(3,883)	2,629
Deferred rent payable	663	1,007
Net cash provided by operating activities	47,783	45,626
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(55,542)	(94,644)
Acquisition of Comfluent, net of cash received	(2,581)	—
Changes in reserves for capital improvements	8,690	4,964
Net cash used in investing activities	(49,433)	(89,680)
CASH FLOWS FROM FINANCING ACTIVITIES
Offering costs	—	(17)
Proceeds from exercise of stock options	874	—
Proceeds from revolving credit facility, net	57,750	—
Repayments of mortgage loans payable	(25,233)	(14,113)
Payments of loan fees and costs	(119)	(14)
Dividends and distributions	(24,829)	(17,844)
Net cash provided by (used in) financing activities	8,443	(31,988)
Net change in cash and cash equivalents	6,793	(76,042)
Cash and cash equivalents, beginning of period	6,628	86,246
Cash and cash equivalents, end of period	$13,421	$10,204
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,092	$2,969
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$11,891	$8,872
Accrual of dividends and distributions	$8,640	$5,996

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation, through its controlling interest in CoreSite, L.P. (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, the “Company,” “we,” or “our”), is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). The Company was organized in the State of Maryland on February 17, 2010, completed its initial public offering of common stock (the “IPO”) on September 28, 2010, and is the sole general partner of the Operating Partnership.

We are engaged in the business of owning, acquiring, constructing and managing technology-related real estate and as of September 30, 2012, our property portfolio included 14 operating data center facilities and one development site located in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay, Northern Virginia areas, Chicago, Boston, New York City, Miami and Denver.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the expected results for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, accrued liabilities, performance-based equity compensation plans, and qualification as a REIT based on estimates of historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the development of the properties, the capitalization of costs, which include interest, real estate taxes and other direct and indirect costs, begins upon commencement of development efforts and ceases when the property is ready for its intended use. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.3 million and $0.5 million for the three months ended September 30, 2012, and 2011, respectively, and $1.5 million and $0.9 million for the nine months ended September 30, 2012, and 2011, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $10.7 million and $8.4 million for the three months ended September 30, 2012, and 2011, respectively, and $29.7 million and $24.9 million for the nine months ended September 30, 2012, and 2011, respectively.

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

The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants. During the nine months ended September 30, 2012, the Company recorded $2.7 million in net intangible assets and liabilities due to the acquisition of Comfluent, a Denver, Colorado based data center operator, consisting of two leased locations, 910 15th Street Denver, Colorado and 639 E. 18th Avenue Denver, Colorado.

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either an increase to or a reduction of rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2012, and December 31, 2011 we had approximately $41.2 million of goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Restricted Cash

The Company is required to maintain certain minimum cash balances in escrow by loan agreements to cover various building improvements. The Company is legally restricted by these agreements from using this cash other than for the purposes specified therein. During the nine months ended September 30, 2012, restricted cash decreased by $9.0 million primarily due to the release of lender held escrows.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three and nine months ended September 30, 2012, and 2011, no impairment was recognized.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended September 30, 2012, and 2011, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.4 million in each period. For the nine months ended September 30, 2012, and 2011, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $1.2 million and $1.1 million, respectively. Balances, net of accumulated amortization, at September 30, 2012, and December 31, 2011, are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Lease contracts above-market value	$7,695	$8,668
Accumulated amortization	(4,962)	(4,253)
Lease contracts above-market value, net	$2,733	$4,415

Lease contracts below-market value	$18,601	$21,139
Accumulated amortization	(9,430)	(9,267)
Lease contracts below-market value, net	$9,171	$11,872

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At September 30, 2012, and December 31, 2011, the allowance for doubtful accounts totaled $0.4 million and $0.5 million, respectively.

Share-Based Compensation

We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is amortized on a straight-line basis over the vesting period. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant and is amortized on a straight-line basis over the vesting period.

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development or redevelopment of the properties as well as the estimated equipment removal costs upon termination of a certain lease under which the Company is the lessee. At September 30, 2012, and December 31, 2011, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $2.6 million and $1.9 million, respectively.

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

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. Any taxable income prior to the completion of the IPO is the responsibility of the Company’s prior member. The allocable share of income is included in the income tax returns of the members. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat two of our subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes. Relative deferred tax assets and liabilities arising from temporary differences in financial reporting versus tax reporting are also established as determined by management.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2012, the deferred income taxes were not material.

We currently have no liabilities for uncertain tax positions. The earliest tax year for which we are subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year for which our subsidiaries are subject to examination is 2009.

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

For the three months ended September 30, 2012, and 2011, and the nine months ended September 30, 2012, and 2011, one customer accounted for 7.8%, 11.0%, 8.8%, and 11.6%, respectively, of total operating revenues.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The accounting update amends the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with International Financial Reporting Standards. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the standard as of January 1, 2012, and we do not expect the adoption of this standard to have a significant impact to our consolidated financial reporting position, results of operations or cash flows.

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

3. Investment in Real Estate

In April 2012, the Company acquired a leasehold interest in two additional locations, 910 15th Street Denver, Colorado and 639 E. 18th Avenue Denver, Colorado, through the acquisition of Comfluent, a Denver, Colorado based data center operator. The following is a summary of the properties owned and leased at September 30, 2012 (in thousands):

Property Name	Location	Acquisition Date	Land	Buildings and Improvements	Leasehold Improvements	Construction in Progress	Total Cost
1656 McCarthy	Milpitas, CA	12/6/2006	$5,086	$22,093	$—	$308	$27,487
2901 Coronado	Santa Clara, CA	2/2/2007	3,972	45,151	—	17	49,140
2972 Stender	Santa Clara, CA	2/2/2007	4,442	41,557	—	31,265	77,264
Coronado-Stender Properties	Santa Clara, CA	2/2/2007	12,617	11,610	—	356	24,583
70 Innerbelt	Somerville, MA	4/11/2007	6,100	68,049	—	1,931	76,080
32 Avenue of the Americas	New York, NY	6/30/2007	—	—	31,026	1	31,027
12100 Sunrise Valley	Reston, VA	12/28/2007	12,100	101,487	—	888	114,475
One Wilshire	Los Angeles, CA	9/28/2010	—	—	47,222	3,323	50,545
900 N. Alameda	Los Angeles, CA	9/28/2010	28,467	106,942	—	2,764	138,173
55 S. Market	San Jose, CA	9/28/2010	6,863	100,062	—	5,151	112,076
427 S. LaSalle	Chicago, IL	9/28/2010	5,493	66,427	—	4,857	76,777
1275 K Street	Washington, DC	9/28/2010	—	—	5,822	594	6,416
2115 NW 22nd Street	Miami, FL	9/28/2010	728	9,634	—	61	10,423
910 15th Street	Denver, CO	4/19/2012	—	—	59	49	108
639 E. 18th Avenue	Denver, CO	4/19/2012	—	—	4	—	4
Total			$85,868	$573,012	$84,133	$51,565	$794,578

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Deferred leasing costs	$12,723	$11,601
Deferred rent receivable	14,313	11,051
Deferred financing costs	2,419	3,607
Leasehold interests in corporate headquarters	4,399	2,719
Other	4,333	4,765
Total	$38,187	$33,743

5. Debt

A summary of outstanding indebtedness as of September 30, 2012, and December 31, 2011 is as follows (in thousands):

	Interest Rate	Maturity Date		September 30, 2012	December 31, 2011
Senior secured credit facility	(1)	December 15, 2014		$62,750	$5,000
427 S. LaSalle - Senior mortgage loan	0.88% at December 31, 2011	N/A		—	25,000
55 S. Market	3.73% and 3.75% at September 30, 2012 and December 31, 2011, respectively(2)	October 9, 2014	(3)	60,000	60,000
12100 Sunrise Valley	3.00% and 3.06% at September 30, 2012 and December 31, 2011, respectively(2)	June 1, 2013		31,615	31,864
Total principal outstanding				$154,365	$121,864

(1) Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum, equal to (i) LIBOR plus a variable spread, or (i) a base rate plus a variable spread, each depending on our Operating Partnership’s leverage ratio.  As of September 30, 2012, and December 31, 2011, the weighted average interest rate on outstanding borrowing under the senior secured credit facility was 2.49% and 2.54%, respectively.

(2)  In October 2010, we entered into an interest rate swap agreement with respect to the indebtedness on 55 S. Market and an interest rate cap agreement with respect to the indebtedness on 12100 Sunrise Valley, each as a cash flow hedge for interest incurred on these LIBOR based loans.  In October 2012, both of these outstanding interest rate derivatives expired in accordance with their stated maturity dates.

(3) On October 9, 2012, we exercised our two-year option to extend the maturity date to October 9, 2014.

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

The Amended Credit Agreement increased the commitment from the Prior Facility of $110.0 million to $225.0 million, and extended the initial maturity date of the Prior Facility from September 28, 2013, to December 15, 2014, with a one-time extension option, which, if exercised, would extend the maturity date to December 15, 2015. An exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Amended Credit Agreement at initial maturity and certain other customary conditions. The Amended Credit Agreement also contains an accordion feature to allow our Operating Partnership to increase the total commitment by $175.0 million, to $400.0 million, under specified circumstances. As of September 30, 2012, and December 31, 2011, $62.8 million and $5.0 million, respectively, were outstanding under the facility.

Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum, equal to (i) LIBOR plus a variable spread, or (i) a base rate plus a variable spread, each depending on our Operating Partnership’s leverage ratio.

The total amount available for borrowings under the Amended Credit Agreement will be subject to the lesser of a percentage of the appraised value of our Operating Partnership’s properties that form the designated borrowing base properties of the facility, a minimum borrowing base debt service coverage ratio and a minimum borrowing base debt yield. As of September 30, 2012, $131.1 million was available for us to borrow under the facility.

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

As of September 30, 2012, we were in compliance with the covenants under our Amended Credit Agreement.

Financing costs of $2.3 million and $1.8 million, which were incurred in connection with the execution of the Prior Facility and the Amended Credit Agreement, respectively, have been capitalized and are included in deferred financing costs. Amortization of these deferred financing costs for the three months ended September 30, 2012, and 2011, totaled $0.3 million and $0.2 million, respectively, and for the nine months ended September 30, 2012, and 2011, totaled $0.8 million and $0.6 million, respectively, and have been included in interest expense.

55 S. Market

As of September 30, 2012, the 55 S. Market property had a $60.0 million mortgage loan. On October 9, 2012, we exercised our two-year option extending the maturity date to October 9, 2014. Subsequent to the extension, the loan bears variable interest and requires the payment of interest and principal until maturity. The variable interest rate at September 30, 2012, was 3.7%. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of September 30, 2012, we were in compliance with the covenants.

On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on the $60.0 million 55 S. Market mortgage. The interest rate swap matured on October 9, 2012, and was not extended.

12100 Sunrise Valley

As of September 30, 2012, the 12100 Sunrise Valley property had a mortgage loan payable of $31.6 million. The loan bears variable interest which at September 30, 2012, was 3.0%. The loan is secured by the 12100 Sunrise Valley property and required payments of interest only until the “amortization commencement date” on July 1, 2011. The loan matures on June 1, 2013 and we may exercise the remaining one-year extension option provided we meet certain financial and other customary conditions and subject to the payment of an extension fee equal to 50 basis points. The mortgage loan payable contains certain financial and nonfinancial covenants. As of September 30, 2012, we were in compliance with the covenants.

On October 8, 2010, we purchased an interest rate cap to hedge $25.0 million of the indebtedness against LIBOR interest rate increases above 2.0%, secured by our 12100 Sunrise Valley property. The interest rate cap matured on October 1, 2012, and was not extended.

427 S. LaSalle

On February 7, 2012, we repaid the $25.0 million senior mortgage loan on the 427 S. LaSalle property.

Debt Maturities

The following table summarizes our debt maturities as of September 30, 2012 (in thousands):

Year Ending December 31,
Remainder of 2012(1)	$453
2013	33,038
2014	120,874
Total	$154,365

(1) On October 9, 2012, we exercised our two-year option to extend the maturity date of the 55 S. Market mortgage to October 9, 2014.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount recorded in accumulated other comprehensive income (loss) is not considered material for any period. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The amount reclassified to interest expense on the condensed consolidated statements of operations was $0.1 million for both the three and nine months ended September 30, 2012, and 2011. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2012, and 2011, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2012, the Company estimates that $0.1 million will be reclassified as an increase to interest expense.

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Cash Flow Hedge Derivative Summary

	Number of Instruments	Notional
		(in thousands)
Derivative type
Interest rate swap	1	$60,000
Interest rate cap	1	25,000
Total	2	$85,000

All derivatives are recognized at fair value in our condensed consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The Company had less than $0.1 million accrued in other liabilities in our condensed consolidated balance sheet relating to these outstanding derivatives at September 30, 2012, and December 31, 2011. In October 2012, both of the Company’s outstanding interest rate derivatives expired in accordance with their stated maturity dates and the Company will be exposed to future interest rate movements on variable rate debt.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company defaults on any of its indebtedness, including a default when repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Such a default may require the Company to settle any outstanding derivatives at their then current fair value. As of September 30, 2012, the derivative instruments with fair values in a net liability position were not material and the Company has not posted any cash collateral related to these agreements.

7. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Operating Partnership units have been eligible to have the Operating Partnership units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Operating Partnership units. Based on the results of this analysis, we concluded that the Operating Partnership units met the criteria to be classified within equity at September 30, 2012.

The following table shows the ownership interest in the Operating Partnership as of September 30, 2012, and December 31, 2011:

	September 30, 2012		December 31, 2011
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,565,188	44.8%	20,404,743	44.6%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	55.0%	25,275,390	55.2%
Incentive units held by employees	78,319	0.2%	69,692	0.2%
Total	45,918,897	100.0%	45,749,825	100.0%

For each share of Company common stock issued, the Operating Partnership issues an equivalent Operating Partnership unit to the Company. During the nine months ended September 30, 2012, the Company issued 160,445 shares of common stock related to employee compensation arrangements and, therefore, an equivalent number of Operating Partnership units were issued. Additionally, during the nine months ended September 30, 2012, 8,627 Operating Partnership units were issued to employees upon the vesting of incentive unit awards.

The redemption value of the noncontrolling interests at September 30, 2012, was $683.0 million based on the closing price of the Company’s stock of $26.94 on September 28, 2012, the last trading day of the quarter.

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

On August 30, 2012, we declared a regular cash dividend for the third quarter of 2012 of $0.18 per common share payable to stockholders of record as of September 28, 2012. In addition, holders of Operating Partnership units also received a distribution of $0.18 per unit. The dividend and distribution were paid on October 15, 2012.

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

As of September 30, 2012, 1,029,199 shares of our common stock remained available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2012, options to purchase 236,893 shares of common stock were granted. The fair values are being expensed on a straight-line basis over the vesting periods.

The following table sets forth the stock option activity under the 2010 Plan for the nine months ended September 30, 2012:

	Number of Shares Subject to Option	Weighted Average Exercise Price
Options outstanding, December 31, 2011	998,051	$15.63
Granted	236,893	23.32
Forfeited	(114,921)	16.73
Expired	(156)	16.00
Exercised	(54,438)	15.93
Options outstanding, September 30, 2012	1,065,429	$17.21

The following table sets forth the number of shares subject to options that are unvested as of September 30, 2012, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2011	867,109	$4.92
Granted	236,893	7.84
Forfeited	(114,921)	5.29
Vested	(249,527)	5.22
Unvested balance, September 30, 2012	739,554	$5.70

As of September 30, 2012, total unearned compensation on options was approximately $3.6 million, and the weighted-average vesting period was 2.7 years.

Restricted Awards

During the nine months ended September 30, 2012, the Company granted 363,769 shares of restricted stock. Additionally, the Company granted 6,988 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not outstanding shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to one share of common stock for each RSU. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2011	343,231	$15.35
Granted	370,757	24.41
Forfeited	(47,544)	18.04
Vested	(116,103)	16.32
Unvested balance, September 30, 2012	550,341	$21.02

As of September 30, 2012, total unearned compensation on restricted awards was approximately $9.4 million, and the weighted-average vesting period was 2.7 years.

Operating Partnership Units

In connection with our IPO, we granted 25,883 Operating Partnership units, which had a grant date fair value of $15.98 per unit or $0.4 million in total. The Operating Partnership units are amortized on a straight-line basis to expense over the vesting period. As of September 30, 2012, 17,254 Operating Partnership units have vested and 7,137 Operating Partnership units were unvested. As of September 30, 2012, total unearned compensation on Operating Partnership units was approximately $0.1 million, and the weighted-average vesting period was 1 year.

10. Earnings Per Share

The following is a summary of basic and diluted income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shares	$1,320	$112	$2,749	$(4,795)
Weighted average common shares outstanding - basic	20,554,893	19,494,703	20,514,713	19,483,962
Effect of potentially dilutive common shares:
Stock options	267,831	—	225,520	—
Unvested restricted awards	204,911	93,258	150,661	—
Weighted average common shares outstanding - diluted	21,027,635	19,587,961	20,890,894	19,483,962
Net income (loss) per share attributable to common shares
Basic	$0.06	$0.01	$0.13	$(0.25)
Diluted	$0.06	$0.01	$0.13	$(0.25)

In the calculations above, we have excluded potentially dilutive securities of 200,908 and 998,074, for the three months ended September 30, 2012, and 2011, respectively, and 100,587 and 1,330,080 for the nine months ended September 30, 2012, and 2011, respectively, as their effect would have been antidilutive.

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

The combined balance of our mortgage loans payable was $91.6 million and $116.9 million as of September 30, 2012, and December 31, 2011, respectively, with a fair value of $91.9 million and $116.1 million, respectively, based on Level 3 inputs from the fair value hierarchy. The carrying value of the senior secured credit facility approximated fair value at September 30, 2012, based on Level 3 inputs from the fair value hierarchy. The fair values of mortgage notes payable and the senior secured credit facility are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

Derivative financial instruments

As of September 30, 2012, the Company used interest rate derivative instruments to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of FASB Accounting Standards Codification (ASC) 820, credit valuation adjustments, which consider the impact of any credit risk to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, have a fair value less than $0.1 million and are based on significant other observable inputs (Level 2) from the fair value hierarchy.

In October 2012, both of the Company’s outstanding interest rate derivatives expired in accordance with their stated maturity dates.

12. Related Party Transactions

We lease 1,515 net rentable square feet of space at our 12100 Sunrise Valley property to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008, and expires on June 30, 2013. Rental revenue was $0.2 million for both the nine months ended September 30, 2012, and 2011, and $0.1 million for both the three months ended September 30, 2012, and 2011.

13. Commitments and Contingencies

As of September 30, 2012, the Company leases data center space under noncancelable operating lease agreements at 32 Avenue of the Americas, One Wilshire, 1275 K Street, 910 15th Street, and 639 E. 18th Avenue, and the Company leases its headquarters located in Denver, Colorado, under a noncancelable operating lease agreement. The lease agreements provide for base rental rate increases at defined intervals during the term of the leases. In addition, the Company has negotiated rent abatement periods to better match the phased build-out of the data center space. The Company accounts for such abatements and increasing base rentals using the straight-line method over the noncancelable term of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent payable.

Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage.

The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

Obligation	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$4,415	$17,893	$18,117	$17,789	$17,521	$27,022	$102,757
Credit Facility	—	—	62,750	—	—	—	62,750
Mortgages payable	453	33,038	58,124	—	—	—	91,615
Construction Contracts	26,992	—	—	—	—	—	26,992
Other (1)	477	6,126	284	167	142	887	8,083
Total	$32,337	$57,057	$139,275	$17,956	$17,663	$27,909	$292,197

(1) Obligations for tenant improvement work at 55 S. Market Street, power contracts and telecommunications leases.

Rent expense on operating leases for the three months ended September 30, 2012, and 2011 was $4.7 million and $4.6 million, respectively, and for the nine months ended September 30, 2012, and 2011 rent expense was $14.0 million and $13.7 million, respectively.

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development and redevelopment of our properties. At September 30, 2012, we had open commitments related to construction contracts of approximately $27.0 million.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. Management believes that the resolution of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate, CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer in his complaint against the Company, certain of our affiliates, and certain affiliates of The Carlyle Group also have been previously reported, as have been the counterclaims asserted against Mr. Brumer by the Company and certain of our affiliates. The case remains in the discovery stage and various discovery matters require resolution by the court. As previously disclosed, the case initially was set for a nine-day trial to commence on October 1, 2012.  On July 2, 2012, the trial was postponed, and the case now is set for a ten-day trial to commence on June 17, 2013. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer. Based on the information currently available, the Company continues to believe that this litigation will not have a material adverse effect on its business, financial position or liquidity.

One of our former customers, Add2Net, Inc., brought an action against us in April 2009 before the American Arbitration Association in California asserting claims of breach of contract, unfair business practices, negligent misrepresentation and fraudulent inducement. Add2Net alleged that it suffered damages of approximately $3.5 million, consisting of license and service fees paid to us, loss of business income and equipment damage, and sought attorney’s fees and punitive damages. We counterclaimed for breach of contract and bad faith dealing. On April 6, 2012, we agreed to pay Add2Net $1.5 million to settle the action in its entirety and recorded the expense in general and administrative expense for the nine months ended September 30, 2012.

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

Our Portfolio

As of September 30, 2012, our property portfolio included 14 operating data center facilities and one development site, which collectively comprise over 2.1 million net rentable square feet of space (“NRSF”), of which approximately 1.2 million NRSF is existing data center space. These properties include 355,294 NRSF of space readily available for lease, of which 274,553 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at September 30, 2012, and including currently operating space targeted for future redevelopment, we own land and buildings sufficient to develop or redevelop 1,006,784 square feet of data center space, comprised of (1) 70,840 NRSF of data center space currently under construction, (2) 390,694 NRSF of office and industrial space currently available for redevelopment, and (3) 545,250 NRSF of new data center space that can be developed in Reston, Virginia, and on land that we currently own at our Coronado-Stender

Business Park. We expect that this redevelopment and development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue redevelopment and development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.

The following table provides an overview of our new and expansion data center leasing activity (in NRSF):

	Three Months Ended:
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
New and expansion leases signed but not yet commenced at beginning of period	41,545	32,436	25,571	28,974
New and expansion leases signed during the period	11,387	26,290	37,563	35,461
New and expansion leases signed during the period which have commenced	(5,699)	(8,157)	(15,195)	(22,824)
New and expansion leases signed in previous periods which commenced during period	(34,292)	(9,024)	(15,503)	(16,040)
Total leases signed but not yet commenced at end of period	12,941	41,545	32,436	25,571

During the three months ended September 30, 2012, new and expansion leases signed were below our trailing quarterly average. We believe that this decrease in new and expansion leases signed was due primarily to a disruption in our staffing and execution model resulting from our realignment of our sales and marketing functions from a geographical structure to a vertical structure. This realignment to a vertical structure aligns our go to market platform with our customers by industry vertical. We also anticipate expanding our sales and marketing team and believe that this investment, together with our vertical focus, will benefit future periods by improving our ability to understand and address customer needs across our entire portfolio.

The following table provides an overview of our properties as of September 30, 2012:

			NRSF
			Operating(1)
			Data Center(2)		Office and Light- Industrial(3)		Total		Redevelopment and Development(10)
Market/Facilities	Acquisition Date(4)	Annualized Rent ($000)(5)	Total	Percent Leased(6)	Total	Percent Leased(6)	Total(7)	Percent Leased(6)	Under Construction(11)	Vacant	Total	Total Portfolio

Los Angeles
One Wilshire*	Aug. 2007	$23,787	157,587	72.2%	7,500	45.5%	165,087	71.0%	—	—	—	165,087
900 N. Alameda	Oct. 2006	12,172	159,617	78.0	8,360	33.7	167,977	75.8	—	266,183	266,183	434,160
Los Angeles Total		35,959	317,204	75.1	15,860	39.3	333,064	73.4	—	266,183	266,183	599,247

San Francisco Bay
55 S. Market	Feb. 2000	11,173	84,045	88.6	206,255	80.2	290,300	82.6	—	—	—	290,300
2901 Coronado	Feb. 2007	9,357	50,000	100.0	—	—	50,000	100.0	—	—	—	50,000
1656 McCarthy	Dec. 2006	5,433	76,676	68.5	—	—	76,676	68.5	—	—	—	76,676
Coronado-Stender Properties(8)	Feb. 2007	785	—	—	70,760	91.6	70,760	91.6	—	58,440	58,440	129,200
2972 Stender(9)	Feb. 2007	5,124	49,964	60.8	436	100.0	50,400	61.1	50,600	—	50,600	101,000
San Francisco Bay Total		31,872	260,685	79.5	277,451	83.2	538,136	81.4	50,600	58,440	109,040	647,176

Northern Virginia
12100 Sunrise Valley(12)	Dec. 2007	20,571	201,719	72.0	61,050	77.1	262,769	73.2	—	50,000	—	312,769
1275 K Street*	June 2006	1,883	22,137	72.0	—	—	22,137	72.0	—	—	—	22,137
Northern Virginia Total		22,454	223,856	72.0	61,050	77.1	284,906	73.1	—	50,000	—	334,906

Boston
70 Innerbelt	Apr. 2007	9,709	148,795	90.8	13,063	39.3	161,858	86.6	—	111,313	111,313	273,171

Chicago
427 S. LaSalle	Feb. 2007	8,936	158,167	77.2	4,946	56.9	163,113	76.6	20,240	—	20,240	183,353

New York
32 Avenue of the Americas*	June 2007	5,582	48,404	70.9	—	—	48,404	70.9	—	—	—	48,404

Miami
2115 NW 22nd Street	June 2006	1,690	30,176	55.2	1,890	82.6	32,066	56.8	—	13,198	13,198	45,264

Denver
910 15th Street*	Apr. 2012	777	4,144	94.4	—	—	4,144	94.4	—	—	—	4,144
639 E. 18th Avenue*	Apr. 2012	177	5,140	60.6	—	—	5,140	60.6	—	—	—	5,140
Denver Total		954	9,284	75.7	—	—	9,284	75.7	—	—	—	9,284
Total Facilities		$117,156	1,196,571	77.1%	374,260	78.4%	1,570,831	77.4%	70,840	499,134	519,974	2,140,805

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

(4)         Reflects date property was acquired by CoreSite or by certain real estate funds affiliated with the Carlyle Group and not the date of our acquisition upon consummation of our initial public offering. In the case of a leased property, indicates the date the initial lease commenced.

(5)         Represents the monthly contractual rent under existing customer leases as of September 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to such lease.  On a gross basis, our annualized rent was approximately $120.4 million as of September 30, 2012, which reflects the addition of $3.2 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(6)         Includes customer leases that have commenced as of September 30, 2012. The percent leased is determined based on leased square feet as a proportion of total operating NRSF.  The percent leased for data center space, office and light industrial space, and space in total would have been 77.7%, 78.4%, and 77.9%, respectively, if all leases signed in current and prior periods had commenced.

(7)         Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for redevelopment or development.

(8)         The Coronado-Stender Business Park became entitled for our proposed data center development upon receipt of the mitigated negative declaration from the city of Santa Clara in the first quarter of 2011.  We have the ability to develop 345,250 NRSF of data center space at this property, which is in addition to the 50,400 NRSF of data center space and 50,600 NRSF of unconditioned core and shell space completed or under construction at 2972 Stender.

(9)         We have completed construction on 50,400 NRSF of space at this property. As of September 30, 2012, we have commenced construction on the remaining 50,600 NRSF of space at the building.

(10)     Represents vacant space in our portfolio that requires significant capital investment in order to redevelop or develop into data center facilities. Total redevelopment and development NRSF and total operating NRSF represent the total NRSF at a given facility.

(11)     Reflects NRSF for which substantial activities are ongoing to prepare the property for its intended use following redevelopment or development, as applicable.  All of the 70,840 NRSF under construction as of September 30, 2012, was data center space.

(12)     The 12100 Sunrise Valley property became entitled for our proposed data center development from Fairfax County, Virginia, in the third quarter 2012. We have the ability to develop approximately 200,000 of useable square feet, comprised of data center, supporting infrastructure and general building support space, of which 50,000 NRSF is planned for near term development.

The following table shows the September 30, 2012, operating statistics for space that was leased and available to be leased as of December 31, 2010, at each of our properties, and excludes space for which development or redevelopment was completed and became available to be leased after December 31, 2010 (the “December 31, 2010, same store pool”). For comparison purposes, the operating activity totals as of December 31, 2011, and 2010, for this space are provided at the bottom of this table.

			Operating NRSF
			Data Center		Office and Light- Industrial		Total
Market/Facilities	Acquisition Date	Annualized Rent ($000)	Total	Percent Leased	Total	Percent Leased	Total	Percent Leased

Los Angeles
One Wilshire*	Aug. 2007	$23,787	157,587	72.2%	7,500	45.5%	165,087	71.0%
900 N. Alameda	Oct. 2006	11,840	149,473	79.8	8,360	33.7	157,833	77.4
Los Angeles Total		35,627	307,060	75.9	15,860	39.3	322,920	74.1

San Francisco Bay
55 S. Market	Feb. 2000	11,173	84,045	88.6	206,255	80.2	290,300	82.6
2901 Coronado	Feb. 2007	9,357	50,000	100.0	—	—	50,000	100.0
1656 McCarthy	Dec. 2006	5,433	76,676	68.5	—	—	76,676	68.5
Coronado-Stender Properties	Feb. 2007	375	—	—	34,000	82.5	34,000	82.5
2972 Stender	Feb. 2007	—	—	—	—	—	—	—
San Francisco Bay Total		26,338	210,721	84.0	240,255	80.5	450,976	82.2

Northern Virginia
12100 Sunrise Valley	Dec. 2007	14,554	116,499	97.4	61,050	77.1	177,549	90.4
1275 K Street*	June 2006	1,883	22,137	72.0	—	—	22,137	72.0
Northern Virginia Total		16,437	138,636	93.4	61,050	77.1	199,686	88.4

Boston
70 Innerbelt	Apr. 2007	9,402	133,646	98.6	13,063	39.3	146,709	93.3

Chicago
427 S. LaSalle	Feb. 2007	8,890	128,906	94.8	—	—	128,906	94.8

New York
32 Avenue of the Americas*	June 2007	5,582	48,404	70.9	—	—	48,404	70.9

Miami
2115 NW 22nd Street	June 2006	1,690	30,176	55.2	1,890	82.6	32,066	56.8

Total Facilities at September 30, 2012(1)		$103,966	997,549	84.6%	332,118	76.3%	1,329,667	82.6%

Total Facilities at December 31, 2011		$101,084		85.6%		79.9%		83.9%

Total Facilities at December 31, 2010		$89,364		80.5%		76.5%		79.4%

* Indicates properties in which we hold a leasehold interest.

(1) The percent leased for data center space, office and light industrial space, and space in total would have been 85.1%, 76.3%, and 82.9%, respectively, if all leases signed in current and prior periods had commenced.

The following table summarizes the redevelopment and development opportunities throughout our portfolio as of September 30, 2012:

Redevelopment NRSF

	Currently Vacant				Currently Operating
Facilities	Under Construction(1)	Near- Term(2)	Long- Term	Total	Near- Term(2)	Long- Term	Total	Incremental Entitled	Total
Los Angeles
900 N. Alameda(3)	—	19,250	246,933	266,183	—	—	—	—	266,183
Los Angeles Total	—	19,250	246,933	266,183	—	—	—	—	266,183

San Francisco Bay
2972 Stender(4)	50,600		—	50,600	—	—	—	—	50,600
San Francisco Bay Total	50,600	—	—	50,600	—	—	—	—	50,600

Boston
70 Innerbelt(3)	—	20,000	91,313	111,313	—	—	—	—	111,313

Chicago
427 S. LaSalle	20,240	—	—	20,240	—	—	—	—	20,240

Miami
2115 NW 22nd Street	—	—	13,198	13,198	—	—	—	—	13,198

Total Redevelopment	70,840	39,250	351,444	461,534	—	—	—	—	461,534

Development NRSF

San Francisco Bay
Coronado-Stender Properties(5)	—	—	58,440	58,440	—	70,760	70,760	216,050	345,250
Northern Virginia
12100 Sunrise Valley(6)	—	50,000	—	50,000	—	—	—	150,000	200,000
Total Development	—	50,000	58,440	108,440	—	70,760	70,760	366,050	545,250

Total Facilities	70,840	89,250	409,884	569,974	—	70,760	70,760	366,050	1,006,784

* Indicates properties in which we hold a leasehold interest.

(1)        Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, has commenced prior to the applicable period.

(2)        Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use following redevelopment or development, as applicable, is planned to commence after September 30, 2012, but prior to September 30, 2013.

(3)        The NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(4)        We have completed construction on 50,400 NRSF of space at this property.  As of September 30, 2012, we have commenced construction on the remaining 50,600 NRSF of space at the building.

(5)        We are entitled to develop up to 345,250 NRSF of data center space at this property, or an incremental 216,050 NRSF, which is in addition to the leased and vacant NRSF existing at the property.

(6)        We are entitled to develop approximately 200,000 useable square feet, comprised of data center, supporting infrastructure and general building support space, which is in addition to the leased and vacant NRSF existing at the property. We expect 50,000 NRSF to commence development in the near term.

Customer Diversification

As of September 30, 2012, our portfolio was leased to over 750 customers, many of which are globally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of September 30, 2012:

							Weighted
							Average
				Percentage		Percentage	Remaining
		Number	Total	of Total	Annualized	of	Lease
		of	Leased	Operating	Rent	Annualized	Term in
	Customer	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Facebook, Inc.	2	50,625	3.2%	$9,461	8.1%	49
2	Computer Sciences Corporation	3	52,902	3.4	6,362	5.4	59
3	Akamai Technologies	7	35,573	2.3	4,170	3.6	12
4	General Services Admin - IRS* (6)	1	141,774	9.0	4,011	3.4	25
5	Nuance Communications, Inc.	1	25,404	1.6	3,411	2.9	67
6	Hewlett Packard Company	1	6,034	0.4	2,495	2.1	28
7	Gov’t of District of Columbia	2	16,147	1.0	2,201	1.9	24
8	Tata Communications	3	18,562	1.2	1,943	1.7	85
9	Intermedia, Inc.	3	9,719	0.6	1,883	1.6	11
10	Verizon Communications	7	52,204	3.3	1,796	1.5	101
	Total/Weighted Average		408,944	26.0%	$37,733	32.2%	45

*  Denotes customer using space for general office purposes.

(1)       Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before September 30, 2012. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)       Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of September 30, 2012, consisted of 1,570,831 NRSF.

(3)       Represents the monthly contractual rent under existing customer leases as of September 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(4)       Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of September 30, 2012, which was approximately $117.2 million.

(5)       Weighted average based on percentage of total annualized rent expiring and is as of September 30, 2012.

(6)       The data presented primarily represents an interim lease in place that expires in May 2014. Upon expiration of the interim lease and the substantial completion of building improvements by us, a new lease that has already been executed by both parties will commence. That lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for redevelopment or development) under lease as of September 30, 2012:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
	of	of All	NRSF of	Operating	Rent	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available(5)	—	—%	355,294	22.6%	$—	—%
1,000 or less	1,114	87.3	182,727	11.6	34,864	29.8
1,001 - 2,000	50	3.9	71,640	4.6	8,520	7.3
2,001 - 5,000	70	5.5	210,887	13.4	23,564	20.1
5,001 - 10,000	20	1.6	140,307	8.9	14,385	12.3
10,001 - 25,000	15	1.2	252,668	16.2	24,907	21.2
Greater than 25,000	7	0.5	357,308	22.7	10,916	9.3
Portfolio Total	1,276	100.0%	1,570,831	100.0%	$117,156	100.0%

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

(4)       Represents the monthly contractual rent under existing customer leases as of September 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)       Excludes approximately 461,534 vacant NRSF held for redevelopment or under construction at September 30, 2012.

Lease Expirations

The following table sets forth a summary schedule of the expirations for leases in place as of September 30, 2012, plus available space for the remainder of 2012 and for each of the ten full calendar years beginning January 1, 2013, at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of September 30, 2012(6)	—	355,294	22.6%	$—	—%	$—	$—	$—
Remainder of 2012	283	115,991	7.4	15,516	13.2	133.77	15,527	133.86
2013	370	193,548	12.3	20,862	17.8	107.78	21,149	109.27
2014(7)	266	276,306	17.6	25,920	22.1	93.81	27,167	98.32
2015	150	86,289	5.5	12,488	10.7	144.72	15,815	183.28
2016(8)	88	166,044	10.6	12,399	10.6	74.67	14,031	84.50
2017	81	117,222	7.5	14,076	12.0	120.08	19,527	166.58
2018	9	81,164	5.2	8,531	7.3	105.10	10,418	128.36
2019	3	80,708	5.1	1,615	1.4	20.02	1,788	22.15
2020	4	30,664	1.9	1,099	0.9	35.85	1,194	38.93
2021	9	18,155	1.2	1,846	1.6	101.67	2,876	158.44
2022-Thereafter	13	49,446	3.1	2,804	2.4	56.72	4,500	91.02
Portfolio Total / Weighted Average	1,276	1,570,831	100.0%	$117,156	100.0%	$96.38	$133,992	$110.23

(1)        Includes leases that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)        Represents the monthly contractual rent under existing customer leases as of September 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(3)        Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)        Represents the final monthly contractual rent under existing customer leases as of September 30, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and, for any customer under a modified gross or triple-net lease, it excludes the operating expense reimbursement attributable to those leases.

(5)        Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(6)        Excludes approximately 461,534 vacant NRSF held for redevelopment or under construction at September 30, 2012.

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

Results of Operations

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)
Operating Revenue	$53,762	$44,367	$9,395
Operating Expense	48,703	43,242	5,461
Interest Expense	(1,595)	(916)	(679)
Net income	$2,947	$263	$2,684

Operating Revenue. Operating revenue for the three months ended September 30, 2012, was $53.8 million. This includes rental revenue of $31.5 million, power revenue of $14.2 million, tenant reimbursements of $1.4 million and other revenue of $6.7 million, primarily from interconnection services. This compares to operating revenue of $44.4 million for the three months ended September 30, 2011, which includes rental revenue of $27.6 million, power revenue of $11.5 million, tenant reimbursements of $1.4 million and other revenue of $3.9 million. The increase of $9.4 million in operating revenue, or 21.2%, was due primarily to the placement into service of several computer rooms at our newest data center, 2972 Stender, which occurred subsequent to the third quarter of 2011 and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley, 70 Innerbelt and 900 N. Alameda properties. Also, the increase was partially due to an increase in the prices and volume of interconnection services during the three months ended September 30, 2012.

Operating Expenses. Operating expenses for the three months ended September 30, 2012, were $48.7 million compared to $43.2 million for the three months ended September 30, 2011. The increase of $5.5 million was primarily due to an increase in property operating expenses due to the placement into service of additional space at our 2972 Stender, 12100 Sunrise Valley, 70 Innerbelt and 900 N. Alameda properties and an increase in sales and marketing expense and general and administration expense due to increased employee head count.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2012, was $1.6 million compared to interest expense of $0.9 million for the three months ended September 30, 2011. The increase in interest expense was due to a higher average debt balance during the three months ended September 30, 2012, compared to September 30, 2011 and a decrease in capitalized interest due to a decrease in the number of ongoing development and redevelopment projects.

Net Income. Net income for the three months ended September 30, 2012, was $2.9 million compared to $0.3 million for the three months ended September 30, 2011. The increase of $2.7 million was primarily due to the increased operating revenue from the placement into service of additional space at several data centers plus the increase in the prices and volume of interconnection services. The increase in net income was partially offset by an increase in operating expenses due to an increase in property operating costs associated with the additional space and an increase in sales and marketing expense and general and administration expense due to increased employee head count.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)
Operating Revenue	$151,682	$126,817	$24,865
Operating Expense	140,575	134,979	5,596
Interest Expense	(3,922)	(4,437)	515
Net income (loss)	$6,138	$(11,241)	$17,379

Operating Revenue. Operating revenue for the nine months ended September 30, 2012, was $151.7 million. This includes rental revenue of $91.4 million, power revenue of $39.4 million, tenant reimbursements of $4.1 million and other revenue of $16.7 million, primarily from interconnection services. This compares to operating revenue of $126.8 million for the nine months ended September 30, 2011, which includes rental revenue of $79.5 million, power revenue of $32.0 million, tenant reimbursements of $4.6 million and other revenue of $10.7 million. The increase of $24.9 million in operating revenue, or 19.6%, was due primarily to the placement into service of several computer rooms at our newest data center, 2972 Stender, which occurred subsequent to the third quarter of 2011 and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley, 70 Innerbelt and 900 N. Alameda properties. Also, the increase was partially due to an increase in the prices and volume of interconnection services during the nine months ended September 30, 2012.

Operating Expenses. Operating expenses for the nine months ended September 30, 2012, were $140.6 million compared to $135.0 million for the nine months ended September 30, 2011. The increase in operating expenses was primarily due to an increase in property operating expenses due to the placement into service of additional space at our 2972 Stender, 12100 Sunrise Valley, 70 Innerbelt and 900 N. Alameda properties and an increase in sales and marketing expense and general and administration expense due to increased employee head count. Additionally, general and administrative expense increased due to a $1.5 million settlement expense related to the Add2Net, Inc. matter. These increases were partially offset by a decrease in depreciation and amortization expense due to the short-term useful life of the lease intangibles acquired in connection with our IPO on September 28, 2010.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2012, was $3.9 million compared to interest expense of $4.4 million for the nine months ended September 30, 2011. The decrease in interest expense was primarily due to an increase in capitalized interest due to the number of ongoing development and redevelopment projects partially offset by a higher average debt balance during the nine months ended September 30, 2012.

Net Income (Loss). Net income for the nine months ended September 30, 2012, was $6.1 million compared to net loss of $11.2 million for the nine months ended September 30, 2011. The increase of $17.4 million was primarily due to the increased operating revenue from the placement into service of additional space at several data centers plus the increase in the prices and volume of interconnection services. Additionally, the increase in net income was attributable to the decrease in interest expense due to the number of ongoing development and redevelopment projects which resulted in an increase in capitalized interest during the first six months of 2012.  These increases were partially offset by a $0.9 million gain on early extinguishment of debt which occurred during the nine months ended September 30, 2011.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, which is accessible on the SEC’s website at www.sec.gov.

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net cash provided by operating activities was $47.8 million for the nine months ended September 30, 2012 compared to $45.6 million for the nine months ended September 30, 2011. The increased cash provided by operating activities of $2.2 million was primarily due to an increase in operating income due to the placement into service of several computer rooms at our newest data center, 2972 Stender, and the completion and subsequent leasing of expansion space at our 12100 Sunrise Valley, 70 Innerbelt and 900 N. Alameda properties.

Net cash used in investing activities decreased by $40.2 million to $49.5 million for the nine months ended September 30, 2012 compared to $89.7 million for the nine months ended September 30, 2011. This decrease was primarily due to a decrease in cash paid for capital expenditures related to redevelopment and development of data center space partially offset by an increase in cash used to fund the acquisition of Comfluent. Capital expenditures will fluctuate on a quarterly basis based on the number and magnitude of construction related activities.

Net cash provided by financing activities was $8.4 million for the nine months ended September 30, 2012, compared to cash used in financing activities of $32.0 million for the nine months ended September 30, 2011. The increase in cash provided by financing activities of $40.4 million was primarily due to a $57.8 million increase in borrowings under our revolving credit facility which was used to fund development and redevelopment of our properties, partially offset by a $11.1 million increase in the repayments of mortgage loans and a $7.0 million increase in the payment of dividends and distributions.

Analysis of Liquidity and Capital Resources

As of September 30, 2012, we had $13.4 million of cash and equivalents, excluding $0.3 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans. During the nine months ended September 30, 2012, restricted cash decreased by $9.0 million primarily due to the release of lender held escrows.

We have an effective shelf registration statement filed on September 28, 2011, that allows us to register up to $800 million of various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for future distributions to stockholders and holders of our operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain recurring and non-recurring capital expenditures, including for the redevelopment and development of data center space during the next 12 months. Subject to our ability to obtain capital with favorable terms, our anticipated redevelopment and development activity over the next 12-months includes an anticipated $60 million investment to expand our 12100 Sunrise Valley property, an approximate $35 million investment in projects that are currently under construction and an additional deployment of capital in an estimated range of $60 million to $80 million in new redevelopment or development projects. We expect to meet our short and long-term liquidity requirements through net cash provided by operations, reserves established for certain future payments, and by incurring additional indebtedness, including by drawing on our revolving credit facility which has commitment of $225.0 million and also contains an accordion feature to allow Operating Partnership to increase the total commitment by $175.0 million, to $400.0 million, under specified circumstances.  As of September 30, 2012, we have up to $131.1 million additional borrowing capacity under our revolving credit facility.

Our long-term liquidity requirements primarily consist of the costs to fund the development of the Coronado-Stender Properties, our 9.1 acre development site that houses five buildings in Santa Clara, California, future redevelopment or development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to stockholders and holders of our operating partnership units, scheduled debt maturities and recurring and non-recurring capital improvements. We expect to meet our long-term liquidity requirements primarily by incurring long-term indebtedness, such as property mortgage loans, and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of operating partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness, including interest rates and debt maturities as of September 30, 2012, and December 31, 2011, is as follows (in thousands):

		Maturity		September 30,	December 31,
	Interest Rate	Date		2012	2011
Senior secured credit facility	(1)	December 15, 2014		$62,750	$5,000
427 S. LaSalle - Senior mortgage loan	0.88% at December 31, 2011	N/A		—	25,000
55 S. Market	3.73% and 3.75% at September 30, 2012 and December 31, 2011, respectively(2)	October 9, 2014	(3)	60,000	60,000
12100 Sunrise Valley	3.00% and 3.06% at September 30, 2012 and December 31, 2011, respectively(2)	June 1, 2013		31,615	31,864
Total principal outstanding				$154,365	$121,864

(1) Under the Amended Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum, equal to (i) LIBOR plus a variable spread, or (i) a base rate plus a variable spread, each depending on our Operating Partnership’s leverage ratio.  As of September 30, 2012, and December 31, 2011, the weighted average interest rate on outstanding borrowing under the senior secured credit facility was 2.49% and 2.54%, respectively.

(2)  In October 2010, we entered into an interest rate swap agreement with respect to the indebtedness on 55 S. Market and an interest rate cap agreement with respect to the indebtedness on 12100 Sunrise Valley, each as a cash flow hedge for interest incurred on these LIBOR based loans.  In October 2012, both of these outstanding interest rate derivatives expired in accordance with their stated maturity dates.

(3) On October 9, 2012, we exercised our two-year option to extend the maturity date to October 9, 2014.

As of September 30, 2012, we were in compliance with the covenants under our Amended Credit Agreement, 55 S. Market mortgage loan and 12100 Sunrise Value mortgage loan. For additional information with respect to our outstanding indebtedness as of September 30, 2012, and December 31, 2011, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to “Item 1. Financial Statements — Note 5 — Debt.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$2,947	$263	$6,138	$(11,241)
Real estate depreciation and amortization	15,689	15,738	46,133	52,366
FFO	$18,636	$16,001	$52,271	$41,125

Recent Accounting Pronouncements

We adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs and ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income as of January 1, 2012.  For additional information with respect to the recent accounting pronouncements refer to “Item 1. Financial Statements — Note 2 — Summary of Significant Accounting Policies.”

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

As of September 30, 2012, we had $154.4 million of consolidated indebtedness that bore interest at variable rates, of which $25.0 million of our consolidated indebtedness was hedged against LIBOR interest rate increases above 2.0%. In addition, we entered into a swap agreement that effectively fixed the interest rate on $60.0 million of consolidated indebtedness under our 55 S. Market mortgage at 4.01% through the original maturity date of such indebtedness. In October 2012, both of the Company’s outstanding interest rate derivatives expired in accordance with their stated maturity dates. Subsequent to the expiration of the interest rate swap contracts, we are exposed to interest rate movements on our variable rate mortgage loans.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would decrease or increase, as applicable, future earnings and cash flows by $1.5 million annually.

These analyses do not consider the effect of any change in overall economic activity that could impact interest rates. Further, in the event of an increase in interest rates of significant magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, the Company is involved in litigation in Colorado District Court in Denver with Ari Brumer, the former general counsel of its affiliate, CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer in his complaint against the Company, certain of our affiliates, and certain affiliates of the Funds and Carlyle also have been previously reported, as have been the counterclaims asserted against Mr. Brumer by the Company and certain of our affiliates. The case remains in the discovery stage and various discovery matters require resolution by the court. As previously disclosed, the case initially was set for a nine-day trial to commence on October 1, 2012.  On July 2, 2012, the trial was postponed, and the case now is set for a ten-day trial to commence on June 17, 2013. We intend to vigorously defend the case and pursue our counterclaims against Mr. Brumer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)

10.1	Second Amendment to Lease between Hines REIT One Wilshire, LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.).

10.2	Third Amendment to Lease between Hines REIT One Wilshire, LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

CORESITE REALTY CORPORATION

Date: November 2, 2012	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)

10.1	Second Amendment to Lease between Hines REIT One Wilshire, LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.).

10.2	Third Amendment to Lease between Hines REIT One Wilshire, LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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