Form 10-K
period 2012-12-31
CoreSite Realty Corp
filed 2013-02-25
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                      To

Commission file number 001-34877

CoreSite Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	27-1925611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 17th Street, Suite 800
Denver, CO	80265
(Address of principal executive offices)	(Zip Code)

(866) 777-2673

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange On Which Registered
Common Stock, $0.01 par value per share 7.25 % Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $360.9 million as of June 29, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 5% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2013, there were 21,202,610 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2013 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (this “Annual Report”), together with other statements and information publicly disseminated by our company contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

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

When we use the terms “we,” “us,” “our,” “the Company” and “our company” in this Annual Report, we are referring to CoreSite Realty Corporation, a Maryland corporation, together with our consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which we are the sole general partner and which we refer to as “our Operating Partnership.”

PART I

ITEM 1. BUSINESS

The Company

CoreSite Realty Corporation provides data center solutions to more than 750 of the world’s leading carriers and mobile operators, content and cloud providers, media and entertainment companies and global enterprises. Across 14 high-performance data center campuses in nine North America markets, CoreSite connects customers to help them grow their business, run performance-sensitive applications and secure their crucial data devices.

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

At December 31, 2012, we updated the nomenclature used to reference our property portfolio. The table below reconciles between the nomenclature used in previous filings with the nomenclature found in this Annual Report:

New Property Name	Previous Property Name
SV1	55 S. Market
SV2	1656 McCarthy
Santa Clara Campus
- SV3	2901 Coronado
- SV4	2972 Stender
- SV5	2900 Stender
BO1	70 Innerbelt
NY1	32 Avenue of the Americas
VA1 & VA2	12100 Sunrise Valley
DC1	1275 K Street
CH1	427 S. LaSalle
One Wilshire Campus
- LA1	One Wilshire
- LA2	900 N. Alameda
MI1	2115 NW 22nd Street
DE1	910 15th Street
DE2	639 E. 18th Avenue

Our Initial Public Offering and Formation

On September 28, 2010, we closed on our IPO and completed the following transactions:

•                  We issued 19,435,000 shares of our common stock in exchange for proceeds of $289.2 million, net of underwriter discounts and commissions of $21.8 million;

•                  As part of our formation transactions, our Operating Partnership acquired 100% of the ownership interests in the various entities that owned our “Predecessor,” comprised of the real estate activities and interconnection services of four of our operating properties, SV2, NY1, VA1 and BO1, as well as the Santa Clara Campus, from certain real estate funds (the “Funds”) affiliated with The Carlyle Group (“Carlyle”), in exchange for 14,797,755 Operating Partnership units, or $236.8 million in value based on the $16.00 per share IPO price for our common stock;

•                  Our Operating Partnership also acquired 100% of the ownership interests in the entities that owned the “CoreSite Acquired Properties,” comprised of the continuing real estate operations at SV1, LA1, LA2, DC1, CH1, MI1 and 1050 17th Street, a non-revenue generating property that we lease for our corporate headquarters, as well as CoreSite, LLC, our management company, from the Funds and their affiliates in exchange for 19,802,245 Operating Partnership units, or $316.8 million in value based on the $16.00 per share IPO price;

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

Our Business

We are a fully integrated, self-administered, and self-managed real estate investment trust. Through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas (including Washington DC), Chicago, Boston, New York City, Miami and Denver.

Data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission-critical equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks and exchange traffic with each other. Our data centers feature advanced efficient power, cooling and security systems, including twenty-four hours a day, seven days a week security staffing, and many are points of network interconnection that build the ecosystems our customers need to meet their own competitive challenges and business goals. We believe we have the flexibility and scalability to satisfy the full spectrum of our customers’ growth requirements and corresponding data center needs by providing data center space ranging in size from an entire building or large dedicated suite to a cage or cabinet. We work with a broad and growing customer base of over 750 customers that we arrange into our five key verticals as follows: networks and mobility, cloud and IT service providers, digital content and multimedia, systems integrators and managed services providers and enterprise customers of all sizes with a variety of space, power and interconnection needs. We believe our operational flexibility allows us to effectively match our data center space to its optimal use, depending on customer demand, regional economies and property characteristics.

The first data center in our portfolio was purchased by our Predecessor in 2000 and since then we have continued to acquire, develop and operate these types of facilities. Our properties are self-managed, including with respect to construction project management in connection with our development initiatives. As of December 31, 2012, our property portfolio included 14 operating data center facilities and multiple development projects, which collectively comprise over 2.7 million net rentable square feet (“NRSF”), of which over 1.2 million NRSF is existing data center space.

2012 and Recent Developments

On February 7, 2012, we repaid a $25.0 million senior mortgage loan secured by CH1.

On April 19, 2012, we acquired a leasehold interest in DE1 and DE2 for $2.6 million, net of cash received, through the acquisition of Comfluent, a Denver, Colorado based data center operator.

On October 9, 2012, we exercised our two-year option extending the maturity date to October 9, 2014, on our $59.8 million mortgage loan secured by SV1.

On December 12, 2012, the Company issued 4,600,000 shares of 7.25% Series A Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and offering expenses, of $110.6 million, including the proceeds from the exercise of the full underwriters’ over-allotment option.

During the year ended December 31, 2012, we completed and placed into service 139,671 NRSF in our VA1, SV4, and CH1 properties. At December 31, 2012, we had 94,650 NRSF under construction with completion expected in 2013.

On January 3, 2013, we amended and restated our revolving credit facility, which among other things, extended the maturity date from December 2014 to January 2018 (including the one-year extension option), and increased our borrowing capacity under the credit facility from $225.0 million to $355.0 million. The new credit facility is unsecured, compared to the prior facility which was secured by five properties.

On February 7, 2013, we acquired a 283,000 square-foot building, which we refer to as NY2, on 10 acres of land in Secaucus, New Jersey. We expect to invest approximately $65.0 million in 2013 that includes acquiring the facility, developing the powered shell, and completing the initial phase of development, consisting of 65,000 NRSF.

Our Competitive Strengths

We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the growing demand for data center space and interconnection services, and thereby grow our cash flow.

High Quality Data Center Portfolio. As of December 31, 2012, our property portfolio included 14 state-of-the-art data center facilities and multiple development projects. Our data centers feature advanced efficient power and cooling infrastructure to support our customers performance-sensitive applications with additional power capacity to support continued growth. Many of our data centers support interconnected communities of network and mobility services providers, cloud services providers, digital content organizations, systems integrators, managed service providers and enterprise customers that rely on interconnection and colocation. We believe these communities enhance our tenants’ business operations, reduce operational risks and increase the attractiveness of our buildings. Many providers in our facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers, while enterprises, can reduce their total cost of operations by directly connecting to service providers in the same data center in a cost effective manner.

Significant Network Density. Many of our data centers are points of dense network interconnection that provide our customers with valuable networking opportunities that help us retain existing customers and attract new ones. We believe that the extensive diverse network connectivity options at these data centers provide us with a significant competitive advantage because network-dense facilities offering high levels of connectivity typically take many years to establish. Our portfolio houses over 275 unique network service providers. To facilitate access to these networking opportunities, we provide services enabling interconnection among our data center customers, including private cross connections and publicly switched peering services. Currently, we manage over 15,000 interconnections across our portfolio.

We own and operate the Any2 Internet Exchange, which is the largest internet exchange on the west coast with over 250 members. We provide direct access to Any2 switches from each of our data centers, with regional exchanges accessible in California and the Northeast (Boston, New York, Washington DC). Multiple switches feature a dual core set-up for increased reliability and improved network recovery.

Expansion Capability. By leasing readily available data center space and expanding our operating data center space, we anticipate that we will be able to meet the growing demand from our existing and prospective customers. At December 31, 2012, our data center facilities have approximately 278,120 NRSF of space readily available for lease. Including NY2, which was acquired February 7, 2013 and our portfolio at December 31, 2012, we have the ability to expand our operating data center square footage by approximately 99.7%, or approximately 1.2 million NRSF, through the development of (1) 94,650 NRSF space under construction as of December 31, 2012, (2) 216,250 NRSF planned to commence development during 2013 at NY2 and on land that we currently own at VA2 and our Santa Clara Campus, and 3) 894,286 NRSF at multiple facilities, as shown in the development table on page 9, that may be developed over time based on market supply, demand and our financial capabilities.

Facilities in Key Markets. Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets and we expect to continue benefitting from this proximity as customers seek new, high-quality data center space and interconnections within our markets, which are many of the key North American network, financial, cloud and commercial hubs. Our data centers are located in Los Angeles, the San Francisco Bay and Northern Virginia areas (including Washington DC), Chicago, Boston, New York City, Miami and Denver. These locations offer access to the abundant power required to effectively run the facilities. Many of our facilities are also situated in close proximity to a concentration of key businesses and corporations, driving demand for our data center space and interconnection services, which help these organizations to reach their potential customers, enabling them to meet their short- and long-term business goals.

Flexibility and Scalability. We believe our ability to be both flexible and scalable is a key differentiator for our company. We offer many space, power, and interconnection options that allow customers to select the options that meet their needs. We believe that many of our customers have chosen us because we offer space and power flexibility and numerous interconnection services to accommodate their growth. We have a compelling combination of presence in most of the top data center hubs with ability to meet customers’ growing capacity requirements within those markets. We offer diverse connectivity options throughout all of the data center campuses in our portfolio, and a healthy and growing community of network and mobility, cloud and IT service providers selling value added services. Also, we lease space to enterprises across multiple sub-verticals like financial, healthcare, legal, manufacturing, and government, who want to securely and cost-effectively buy these services as needed.

Diversified Customer Base. We have a diverse, global customer base of over 750 customers, which we believe is a reflection of our strong reputation and proven track record, as well as our customers’ trust in our ability to house their mission-critical applications and vital communications technology and the flexibility and scalability to meet their unique needs. As of December 31, 2012, one customer represented 7.9% of our annualized rent and our top ten customers represented 31.9% of our annualized rent. We group our customers into vertical market segments, referred to as verticals, with similar businesses that have specific and specialized needs. Our diverse customer base spans many industries and includes the following five verticals:

•                  Networks and Mobility: domestic and international telecommunications carriers, ISPs (Internet Service Providers) and CDNs (Content Delivery Networks)

•                  Digital Content and Multimedia

•                  Cloud and IT Service Providers

•                  Systems Integrators and Managed Services Providers

•                  Enterprises: financial, healthcare, educational institutions, government agencies, manufacturing, and professional services

Experienced Management Team. Our management team has significant experience in the real estate and communications industry, specifically the colocation and data center market. Notably, our Chief Executive Officer has over 24 years of experience in the acquisition, financing and operation of commercial real estate, which includes over 13 years in the data center industry and eight years at publicly traded REITs. Additionally, our Chief Financial Officer has approximately 25 years of financial experience, including five years with a publicly traded REIT where he served as Managing Director and Chief Accounting Officer and 18 years in public accounting with significant history as a partner with KPMG and Arthur Andersen, where he served as the Partner in charge of the real estate and financial services practices in Denver, Colorado. Our Chief Operating Officer and our Senior Vice President of Sales each bring over 25 years of successful go-to-market strategy development and tactical execution within the communications industry and specifically within the data center sector. Also, our General Counsel has over 13 years of experience, including seven years with a publicly traded REIT and three years in private practice in the communications industry.

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2012, we had approximately $174.8 million of total long-term debt and preferred stock equal to approximately 18.4% of the undepreciated book value of our total assets and we had $8.1 million of cash available on our balance sheet. Upon amending and restating our credit facility, we had the ability to borrow $355.0 million, subject to satisfying certain financial covenants which we currently meet. We believe this available capital will be sufficient to fund our general corporate needs, including the completion of 94,650 NRSF of data center space under construction as of December 31, 2012, and the development of an additional 216,250 NRSF of space prior to December 31, 2013.

Business and Growth Strategies

Our business objective is to continue growing our position as a provider of strategically located data center space in North America. The key elements of our strategy are as follows:

Increase Cash Flow of In-Place Data Center Space. We actively manage and lease our properties to increase cash flow by:

•                  Increasing Interconnection in our Facilities. During the year ended December 31, 2012, we increased our customer count to over 750 customers compared to approximately 700 customers as of December 31, 2011, an increase of approximately 7%. As more customers locate in our facilities, it benefits their business partners and customers to colocate with CoreSite in order to gain the full economic and performance benefits of our interconnection services. This ecosystem of customers continues to drive new and existing customer growth, and in turn, increases the volume of interconnection services and the number of value-add power services such as breakered AC and DC primary and redundant power.

•                  Leasing of Available Space. We have the ability to increase both our revenue and our revenue per square foot by leasing additional space, power and interconnection services to new and existing data center customers. As of December 31, 2012, substantially all of our data center facilities had space and power available to offer our customers the ability to increase their square footage under lease as well as the amount of power they use per square foot. In total, our existing data center facilities have 278,120 NRSF of space currently available for lease. We believe this space, together with available power, enables us to generate incremental revenue within our existing data center footprint.

Capitalize on Embedded Expansion Opportunities. Including the space currently under construction or in preconstruction at December 31, 2012, vacant space and land targeted for future development and NY2, which was acquired February 7, 2013, we own land and buildings sufficient to develop approximately 1.2 million square feet of data center space. Our development opportunities include ground-up construction on vacant parcels of land that we currently own and leveraging existing in-place infrastructure and entitlements in currently operating properties or campuses. In many cases we are able to strategically deploy capital by developing space in incremental phases to meet customer demand.

As of December 31, 2012, the largest projects in our development portfolio included 198,000 NRSF at VA2 and 305,987 NRSF at the Santa Clara Campus, a 15.75-acre property housing seven buildings in Santa Clara, California. The Santa Clara Campus currently includes:

•                  SV3, a 50,000 NRSF fully leased data center,

•                  SV4, a 101,000 NRSF data center of which 69,503 NRSF was completed as of December 31, 2012, and 31,497 NRSF which was under construction as of December 31, 2012, with an anticipated completion date in first quarter of 2013;

•                  SV5, a 101,250 NRSF development project that is expected to commence in the first quarter 2013; and

•                  a 9.1 acre development site with five buildings consisting of 173,240 NRSF of entitled data center space which we plan to develop in 2014 and beyond based upon market supply and demand. In addition, we have approximately 71,000 NRSF of office and light-industrial space in our operating portfolio which we may develop into data center space. This development site currently provides us with the ability to develop additional data center space in one of the fastest growing and most important data center markets in North America.

Following our acquisition of NY2 on February 7, 2013, we added 283,000 NRSF to our development portfolio, relating to the development of NY2.

The following table summarizes the development opportunities throughout our portfolio, each as of December 31, 2012, with the exception of NY2, which was acquired February 7, 2013.

Development Opportunities (in NRSF)

Facilities	Under Construction(1)	Near-Term(2)	Long-Term(3)	Total
Los Angeles
One Wilshire Campus
LA1	—	—	7,309	7,309
LA2	19,250	—	246,933	266,183
San Francisco Bay				—
Santa Clara Campus(4)	31,497	101,250	173,240	305,987
Northern Virginia				—
VA2(5)	—	50,000	148,000	198,000
Boston				—
BO1	23,663	—	87,650	111,313
Chicago				—
CH1	20,240	—	—	20,240
New York
NY2(6)	—	65,000	218,000	283,000
Miami
MI1	—	—	13,154	13,154
Total Facilities	94,650	216,250	894,286	1,205,186

(1)         Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use has commenced prior to December 31, 2012.

(2)         Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use is planned to commence after December 31, 2012, but prior to December 31, 2013.

(3)         The long-term NRSF shown is our current estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(4)         We plan and are entitled to develop approximately 306,000 NRSF of data center space at this campus. Incremental to the 306,000 NRSF, we have approximately 71,000 NRSF of office and light-industrial space in our operating portfolio which we may develop into data center space and we plan to develop an additional 116,000 NRSF of data center space at this campus upon our receipt of the necessary entitlement.

(5)         We plan and are entitled to develop approximately 198,000 NRSF, comprised of data center, supporting infrastructure and general building support space, which is in addition to the leased and vacant NRSF existing at the property. We expect 50,000 NRSF to commence development after December 31, 2012, but prior to December 31, 2013.

(6)         We plan to develop approximately 283,000 of data center space at this property, of which 65,000 NRSF will commence development after December 31, 2012, but prior to December 31, 2013.

Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets. We opportunistically evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development which requires significant capital expenditures. We will also continue to implement the “hub-and-spoke strategy” that we have successfully deployed in our three largest markets, namely the Los Angeles, San Francisco Bay and Northern Virginia markets. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our “hub-and-spoke strategy,” we typically rely on third-party providers of network connectivity to establish highly reliable network connectivity within and between certain of our data centers.

Leverage Existing Customer Relationships and Reach New Customers. Our strong customer and industry relationships, combined with our national footprint and sales force, afford us insight into the size, timing and location of customers’ planned growth. We have historically been successful in leveraging this market visibility to expand our footprint and customer base in existing and new markets. We intend to continue to strengthen and expand our relationships with existing customers and to further grow and diversify our customer base by targeting growing customers and segments, such as domestic and international telecommunications carriers, content and media entertainment providers, cloud providers, enterprise customers, financial and educational institutions and government agencies.

Our Portfolio

As of December 31, 2012, including NY2, acquired on February 7, 2013, our property portfolio included 14 operating data center facilities and multiple development sites. Our operating portfolio and development sites collectively comprise over 2.7 million NRSF, of which approximately 1.2 million NRSF is existing data center space. Our operating properties include approximately 358,929 NRSF of space readily available for lease, of which 278,120 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at December 31, 2012, vacant space and land targeted for future development and NY2, we own land and buildings sufficient to develop approximately 1.2 million square feet of incremental data center space. We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets.

The following table provides an overview of our new and expansion data center leasing activity (in NRSF) during the year ended December 31, 2012:

	Three Months Ended:
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
New and expansion leases signed but not yet commenced at beginning of period	12,941	41,545	32,436	25,571
Adjustments(1)	544	—	—	—
New and expansion leases signed during the period(2)	156,704	11,387	26,290	37,563
New and expansion leases signed during the period which have commenced	(14,414)	(5,699)	(8,157)	(15,195)
New and expansion leases signed in previous periods which commenced during period	(6,958)	(34,292)	(9,024)	(15,503)
Total leases signed but not yet commenced at end of period	148,817	12,941	41,545	32,436

(1) Adjustment due to a change in the factor used to allocate support space to reflect the current build-out of certain properties. The adjustment does not alter the contractual rent we expect to receive under the affected leases.

(2) During the three months ended December 31, 2012, we signed a 101,250 NRSF built-to-suit powered shell lease which we expect to commence in the second half of 2013.

The following table provides an overview of our properties, each as of December 31, 2012, with the exception of NY2, which was acquired February 7, 2013.

		Operating Portfolio (in NRSF)
		Operating(1)
		Data Center(2)		Office and Light- Industrial(3)		Total		Development(7)
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Leased(5)	Total	Leased(5)	Total(6)	Leased(5)	Total	Portfolio
Los Angeles
One Wilshire Campus
LA1*	$24,403	150,278	76.7%	7,500	45.5%	157,778	75.2%	7,309	165,087
LA2	12,327	159,617	75.3	8,360	33.7	167,977	73.3	266,183	434,160
Los Angeles Total	36,730	309,895	76.0	15,860	39.3	325,755	74.2	273,492	599,247

San Francisco Bay
SV1	11,277	84,045	88.4	206,255	80.2	290,300	82.6	—	290,300
SV2	5,968	76,676	66.4	—	—	76,676	66.4	—	76,676
Santa Clara Campus	15,735	119,067	68.4	71,196	91.7	190,263	77.1	305,987	496,250
San Francisco Bay Total	32,980	279,788	79.5	277,451	83.2	557,239	78.5	305,987	863,226

Northern Virginia
VA1	20,888	201,719	72.4	61,050	76.4	262,769	73.3	—	262,769
VA2	—	—	—	—	—	—	—	198,000	198,000
DC1*	2,028	22,137	74.8	—	—	22,137	74.8	—	22,137
Northern Virginia Total	22,916	223,856	72.6	61,050	76.4	284,906	73.4	198,000	482,906

Boston
BO1	9,955	148,795	92.5	13,063	39.3	161,858	88.2	111,313	273,171

Chicago
CH1	9,834	158,167	82.5	4,946	56.9	163,113	81.7	20,240	183,353

New York
NY1*	5,088	48,404	69.1	—	—	48,404	69.1	—	48,404
NY2	—	—	—	—	—	—	—	283,000	283,000
New York Total	5,088	48,404	69.1	—	—	48,404	69.1	283,000	331,404

Miami
MI1	1,724	30,176	56.3	1,934	100.0	32,110	58.9	13,154	45,264

Denver
DE1*	766	4,144	93.4	—	—	4,144	93.4	—	4,144
DE2*	172	5,140	61.3	—	—	5,140	61.3	—	5,140
Denver Total	938	9,284	75.7	—	—	9,284	75.7	—	9,284
Total Facilities	$120,165	1,208,365	77.0%	374,304	78.4%	1,582,669	77.3%	1,205,186	2,787,855

* Indicates properties in which we hold a leasehold interest.

(1)       Represents the square feet at each building under lease as specified in existing customer lease agreements plus management’s estimate of space available for lease to customers based on engineers’ drawings and other factors, including required data center support space (such as mechanical, telecommunications and utility rooms) and building common areas. Total NRSF at a given facility includes the total operating NRSF and total development NRSF, but excludes our office space at a facility and our corporate headquarters.

(2)       Represents the NRSF at each operating facility that is currently leased or readily available for lease as data center space. Both leased and available data center NRSF includes a factor to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties.

(3)       Represents the NRSF at each operating facility that is currently leased or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial uses.

(4)       Represents the monthly contractual rent under existing customer leases as of December 31, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and it excludes operating expense reimbursement, power revenue and interconnection revenue.

(5)       Includes customer leases that have commenced as of December 31, 2012. The percent leased is determined based on leased square feet as a proportion of total operating NRSF.  The percent leased for data center space, office and light industrial space, and space in total would have been 81.3%, 78.8%, and 80.8%, respectively, if all leases signed in current and prior periods had commenced.

(6)       Represents the NRSF at an operating facility currently leased or readily available for lease. This excludes existing vacant space held for development.

(7)       Represents vacant space and entitled land in our portfolio that require significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. Total development NRSF and total operating NRSF represent the total NRSF at a given facility.

The following table shows the December 31, 2012 operating statistics for space that was leased and available to be leased as of December 31, 2010, at each of our properties, and excludes space for which development was completed and became available to be leased after December 31, 2010 (the December 31, 2010, same store pool). For comparison purposes, the operating activity totals as of December 31, 2011, and 2010, for this space are provided at the bottom of this table.

		Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light- Industrial		Total
Market/Facilities	Annualized Rent ($000)	Total	Percent Leased	Total	Percent Leased	Total	Percent Leased
Los Angeles
LA1*	$24,403	150,278	76.7%	7,500	45.5%	157,778	75.2%
LA2	11,911	149,473	76.9	8,360	33.7	157,833	74.7
Los Angeles Total	36,314	299,751	76.8	15,860	39.3	315,611	74.9

San Francisco Bay
SV1	11,277	84,045	88.4	206,255	80.2	290,300	82.6
SV2	5,968	76,676	66.4	—	—	76,676	66.4
Santa Clara Campus	9,732	50,000	100.0	34,000	82.5	84,000	92.9
San Francisco Bay Total	26,977	210,721	83.2	240,255	80.5	450,976	81.8

Northern Virginia
VA1	14,618	116,499	96.5	61,050	76.4	177,549	89.6
DC1*	2,028	22,137	74.8	—	—	22,137	74.8
Northern Virginia Total	16,646	138,636	93.0	61,050	76.4	199,686	88.0

Boston
BO1	9,569	133,646	99.1	13,063	39.3	146,709	93.7

Chicago
CH1	9,608	128,906	97.4	—	—	128,906	97.4

New York
NY1*	5,088	48,404	69.1	—	—	48,404	69.1

Miami
MI1	1,724	30,176	56.3	1,934	100.0	32,110	58.9
Total Facilities at December 31, 2012(1)	$105,926	990,240	85.1%	332,162	76.3%	1,322,402	82.9%

Total Facilities at December 31, 2011	$101,084		85.6%		79.9%		83.9%

Total Facilities at December 31, 2010	$89,364		80.5%		76.5%		79.4%

* Indicates properties in which we hold a leasehold interest.

(1) The percent leased for data center space, office and light industrial space, and space in total would have been 85.5%, 76.4%, and 83.2%, respectively, if all leases signed in current and prior periods had commenced.

Development Capital Expenditures

During the year ended December 31, 2012, we incurred approximately $88.0 million on development projects. Of the total $88.0 million spent during 2012, approximately $27.9 million related to the development of the Santa Clara Campus. During 2012, we placed three computer rooms into service at SV4, which increased our operating data center space by 50,951 NRSF. We estimate the remaining computer rooms at SV4 totaling 31,497 NRSF will be completed during the first quarter of 2013.

We spent approximately $18.1 million on our development project at CH1. At CH1, we placed one computer room into service, which increased our operating data center space by 29,261 NRSF. The remaining 20,240 NRSF is scheduled to be completed in 2013.

Also during 2012, we spent $9.5 million related to development at LA2. The remaining $32.5 million spent during 2012 on development projects primarily related to the construction of computer rooms and tenant improvements across several of our properties.

Customer Diversification

As of December 31, 2012, our portfolio was leased to over 750 customers, many of which are nationally recognized firms. The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of December 31, 2012:

								Weighted
								Average
					Percentage		Percentage	Remaining
			Number	Total	of Total	Annualized	of	Lease
			of	Leased	Operating	Rent	Annualized	Term in
	Industry	CoreSite Vertical	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Technology	Digital Content & Multimedia	2	50,625	3.2%	$9,461	7.9%	46
2	Technology	Systems Integrators & Managed Services Providers	3	52,902	3.3	6,362	5.3	56
3	Technology	Digital Content & Multimedia	7	38,992	2.5	4,526	3.8	11
4	Government*(6)	Enterprises	1	141,774	9.0	4,011	3.3	22
5	Technology	Cloud & IT Service Providers	1	26,842	1.7	3,494	2.9	64
6	Technology	Systems Integrators & Managed Services Providers	1	6,034	0.4	2,495	2.1	25
7	Government	Enterprises	2	16,266	1.0	2,271	1.9	21
8	Telecommunications	Network & Mobility	3	18,562	1.2	1,943	1.6	82
9	Technology	Cloud & IT Service Providers	3	9,719	0.6	1,883	1.6	8
10	Financial	Enterprises	2	11,670	0.7	1,856	1.5	26
	Total/Weighted Average			373,386	23.6%	$38,302	31.9%	39

*  Denotes customer using space for general office purposes.

(1)   Total leased NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2012. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)   Represents the customer’s total leased square feet divided by the total operating NRSF in the portfolio which, as of December 31, 2012, consisted of 1,582,669 NRSF.

(3)   Represents the monthly contractual rent under existing customer leases as of December 31, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue.

(4)   Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2012, which was approximately $120.2 million.

(5)   Weighted average based on percentage of total annualized rent expiring calculated as of December 31, 2012.

(6)   The data presented represents an interim office space lease in place that expires in May 2014. Upon expiration of the interim lease and the substantial completion of building improvements by us, a new lease that has already been executed by both parties will commence. That lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for development) under lease as of December 31, 2012:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of
	of	of All	NRSF of	Operating	Rent	Annualized
Square Feet Under Lease(1)	Leases(2)	Leases	Leases(3)	NRSF	($000)(4)	Rent
Available colocation(5)	—	—%	278,120	17.6%	$—	—%
Available office and light-industrial	—	—	80,809	5.1	—	—
Colocation NRSF Under Lease
1,000 or less	1,145	87.1	181,101	11.4	34,336	28.6
1,001 - 2,000	47	3.6	67,445	4.3	9,512	7.9
2,001 - 5,000	69	5.2	210,537	13.3	24,580	20.5
5,001 - 10,000	20	1.5	139,963	8.9	14,694	12.2
10,001 - 25,000	9	0.6	139,256	8.8	19,984	16.6
Greater than 25,000	2	0.2	61,614	3.9	6,614	5.5
Powered Shell	6	0.5	166,738	10.5	4,534	3.8
Office and light-industrial(6)	17	1.3	257,086	16.2	5,911	4.9
Portfolio Total	1,315	100.0%	1,582,669	100.0%	$120,165	100.0%

(1)         Represents all leases in our portfolio, including data center and office and light-industrial leases.

(2)         Includes leases that upon expiration will automatically be renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(3)         Represents the square feet at a building under lease as specified in the lease agreements plus management’s estimate of space available for lease to third parties based on engineers’ drawings and other factors, including required data center support space (such as mechanical, telecommunications and utility rooms) and building common areas.

(4)         Represents the monthly contractual rent under existing customer leases as of December 31, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue.

(5)         Excludes NRSF held for development or under construction.

(6)         Excludes office and light-industrial space of 36,409 NRSF that is a component of colocation leases. The 36,409 NRSF of office and light-industrial space is leased to data center tenants as incremental space to their data center lease space.

Lease Expirations

The following table sets forth a summary schedule of the expirations for leases in place as of December 31, 2012, plus available space for each of the ten full calendar years beginning January 1, 2013, at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options or early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Available as of December 31, 2012(6)	—	358,929	22.7%	$—	—%	$—	$—	$—
2013	601	254,034	16.1	29,372	24.5	115.62	29,735	117.05
2014(7)	279	300,278	19.0	29,561	24.6	98.45	30,453	101.42
2015	201	103,625	6.5	16,943	14.1	163.50	19,597	189.11
2016	99	167,444	10.6	12,965	10.8	77.43	14,438	86.23
2017	95	126,045	8.0	14,739	12.3	116.93	20,202	160.28
2018	11	93,341	5.9	9,028	7.5	96.72	11,693	125.27
2019	3	80,708	5.1	1,615	1.3	20.01	1,788	22.15
2020	4	30,664	1.9	1,099	0.9	35.84	1,194	38.94
2021	9	18,155	1.1	1,980	1.6	109.06	2,876	158.41
2022	8	26,132	1.6	2,334	1.9	89.32	3,839	146.91
2023-Thereafter	5	23,314	1.5	529	0.5	22.69	661	28.35
Portfolio Total / Weighted Average	1,315	1,582,669	100.0%	$120,165	100.0%	$98.19	$136,476	$111.52

(1)             Includes leases that upon expiration will automatically be renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)             Represents the monthly contractual rent under existing customer leases as of December 31, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue.

(3)             Annualized rent as defined above, divided by the square footage of leases expiring in the given year.

(4)             Represents the final monthly contractual rent under existing customer leases as of December 31, 2012, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and it excludes operating expense reimbursement, power revenue and interconnection revenue.

(5)             Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(6)             Excludes NRSF held for development or under construction.

(7)             Includes an office lease, which is an interim lease in place that expires on May 31, 2014. Upon the expiration of the interim lease and the substantial completion of tenant improvements by us, a new lease that has already been executed by both parties will commence.  The new lease includes 119,729 NRSF with a ten-year term and a termination option at the end of year eight.

Competition

We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including AT&T Inc., Centurylink Inc., Savvis, Inc., a Centurylink company, CyrusOne, Inc., Digital Realty Trust, Inc., Equinix, Inc., Internap Network Services Corporation, Quality Technology Services, SABEY Corporation, Telx Group Inc., Verizon / Terremark Worldwide, Inc., ViaWest Inc., and Zayo Colocation Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, and access to less expensive power, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.

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

Regulation

General

Data centers in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals to operate our business.

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

In addition, certain of our customers, particularly those that lease light-industrial space from us, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our customers, and potentially us, to liability resulting from these activities or from previous industrial or other uses of those properties. Environmental liabilities could also affect a customer’s ability to make rental payments to us. We require our customers to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption, rental loss, and umbrella liability insurance covering all of the properties in our portfolio augmented by excess liability coverage in an amount that we believe to be appropriate. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas believed to be seismically active. Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits. See “Risk Factors - Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits” in Item 1A. of this Annual Report.

Employees

As of December 31, 2012, we had 316 full-time and part-time employees, of which 183 employees are salaried with the remainder paid on an hourly basis. None of our employees are a member of a labor union and we believe that our relations with employees are good.

Offices

Our corporate offices are located at 1050 17th Street, Suite 800, Denver, CO 80265.

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.coresite.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K, or any other document that we file with the SEC.

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included in Item 8 “Financial Statement and Supplementary Data” this Annual Report.

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

General economic conditions and the cost and availability of capital may be adversely affected in some or all of the markets in which we own properties and conduct our operations. Renewed or increased turbulence in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

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

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity or debt capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Our portfolio of properties consists primarily of data centers geographically concentrated in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets may negatively impact our operating results.

Our portfolio of properties consists primarily of data centers geographically concentrated in Los Angeles, the San Francisco Bay and Northern Virginia areas, Boston, Chicago, New York City, Miami and Denver. These markets comprised 30.6%, 27.4%, 19.1%, 8.3%, 8.2%, 4.2%, 1.4%, and 0.8%, respectively, of our annualized rent as of December 31, 2012. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

The market price of our stock may be subject to volatility, and the value of an investment in our common stock may decline.

Since January 3, 2012, the closing sale price of our common stock on the New York Stock Exchange (“NYSE”) has ranged from $17.96 to $28.00 per share. General economic and market conditions, and market conditions for telecommunications and real estate stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•           our operating results or forecasts;

•           new issuances of equity, debt or convertible debt by us;

•           changes to our capital allocation or business strategy;

•           developments in our relationships with corporate customers;

•           announcements by our customers or competitors;

•           changes in regulatory policy or interpretation;

•           governmental investigations;

•           changes in the ratings of our debt or stock by rating agencies or securities analysts;

•           our purchase or development of real estate and/or additional data centers;

•           our acquisitions of complementary businesses; or

•           the operational performance of our data centers.

The stock market has from time to time experienced extreme price and volume fluctuations, which have often been unrelated to operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

We face significant competition and may be unable to lease vacant space, renew existing leases or release space as leases expire, which may have a material adverse effect on our business and results of operations.

We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2012, leases representing 24.5%, 24.6% and 14.1% of our annualized rent will expire during 2013, 2014, and 2015, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re-lease data center space for which leases are scheduled to expire, our business and results of operations could be materially adversely affected.

We are continuing to invest in our expansion efforts, but we may not have sufficient customer demand in the future to realize expected returns on these investments.

As part of our growth strategy, we intend to commit substantial operational and financial resources to develop new data centers and expand existing ones. However, we typically do not require pre-leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to support the new data center space when completed. Once development of a data center is complete, we incur a certain amount of operating expenses even if there are no tenants occupying the space. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

We periodically review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in the extent or manner in which the property is being used or expected to be used based on the underwriting at the time of acquisition, or a change in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Recording an impairment loss would result in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations.

Our properties depend upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

Our products and services have a long sales cycle that may harm our revenues and operating results.

A customer’s decision to lease space in one of our data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our data centers until they are confident that the data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not result in revenue. We have also expanded our sales force and restructured our sales organization in the past year. It will take time for these new hires to become fully productive.

Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our forecasts for a given quarter and cause volatility in our stock price.

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

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information and the personal information of our customers and cause interruptions or malfunctions in our or our customers’ operations. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

Our success depends on key personnel whose continued service is not guaranteed and we may not be able to retain or attract knowledgeable, experienced and qualified personnel.

We depend on the efforts of key personnel, particularly Mr. Thomas M. Ray, our President and Chief Executive Officer, Jeffrey Finnin, our Chief Financial Officer, Jarrett Appleby, our Chief Operating Officer, and Derek McCandless, our General Counsel. Our reputation and relationships with existing and potential future customers, industry personnel and key lenders are the direct result of a significant investment of time and effort by our key personnel to build credibility in a highly specialized industry. Many of our senior executives have extensive experience and strong reputations in the real estate and technology industries, which aid us in capitalizing on strategic opportunities and negotiating with customers. While we believe that we will be able to find suitable replacements for key personnel who may depart from time to time, the loss of their services could diminish our business and investment opportunities and our customer, industry and lender relationships, which could have a material adverse effect on our operations.

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

We do not carry insurance for generally uninsured losses, such as losses from riots, war, terrorist attacks or acts of God. The properties in our portfolio located in California are subject to higher risks from earthquakes and our East Coast properties, including Miami, are potentially subject to greater risks arising from tropical storms, hurricanes and floods. Together, these properties represented approximately 91.0% of total annualized rent as of December 31, 2012. While we do carry earthquake, hurricane and flood insurance on our properties, the amount of our insurance coverage may not be sufficient to fully cover such losses. In addition, we may discontinue earthquake, hurricane or flood insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Our top ten customers accounted for an aggregate of approximately 31.9% of our total annualized rent as of December 31, 2012. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

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

•                                          acquired properties may be subject to tax reassessments, which may result in higher than expected tax payments;

•                                          we may not be able to access sufficient power on favorable terms or at all; and

•                                          market conditions may result in higher than expected vacancy rates and lower than expected rental rates.

In the past we have acquired properties that did not perform up to our expectations and there can be no assurance that this will not happen again. If we are unable to successfully acquire, develop and operate data center properties, our ability to grow our business, compete and meet market expectations will be significantly impaired, which would have a material adverse effect on the price of our common stock.

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

Our growth depends on the successful development of our properties and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition.

As of December 31, 2012, with the exception of NY2, which was acquired February 7, 2013, we had the ability to expand our operating data center square footage by approximately 99.7%, or approximately 1.2 million NRSF, through the development of (1) 94,650 NRSF space under construction, (2) 216,250 NRSF planned to commence development during 2013 at NY2 and on land that we currently own at VA2 and our Santa Clara Campus, and 3) 894,286 NRSF at multiple facilities, as shown on the development table on page 9, that may be developed over time based on market supply, demand and our financing capabilities. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to our existing data centers, we may be limited by the size and location of suitable properties.

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

These and other risks could result in delays or increased costs or prevent the completion of our development projects, any of which could have a material adverse effect on our financial condition, results of operations, cash flow, the trading price of our common stock and our ability to satisfy our debt service obligations or pay dividends.

We do not own all of the buildings in which our data centers are located. Instead, we lease certain of our data center space and the ability to renew these leases could be a significant risk to our ongoing operations.

We do not own the buildings for five of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

Property	NRSF	Current Lease Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,404	Apr. 2023	2 x 5 yrs	FMR(1)
LA1	157,778	July 2022	3 x 5 yrs	103% of previous monthly base rent(2)
DC1	22,137	May 2016	3 x 5 yrs	Greater of 103% of previous monthly base rent or 95% of FMR(1)
DE1	4,144	Sept. 2014	N/A
DE2	5,140	Dec. 2017	N/A

(1)         FMR represents “fair market rent” as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.

(2)         On January 9, 2013, we extended our lease of LA1 from July 2017, to July 2022.

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

If we are not able to renew the lease at any of our data centers, the costs of relocating the equipment in such data centers and developing a new location into a high-quality data center could be prohibitive. In addition, we could lose customers due to the disruptions in their operations caused by the relocation. We could also lose those customers that choose our data centers based on their locations.

Our level of indebtedness and debt service obligations could have adverse effects on our business.

As of December 31, 2012, we had a total indebtedness of approximately $59.8 million, all of which was secured indebtedness. Subsequent to December 31, 2012, we entered into the Second Amended and Restated Credit Agreement and increased our borrowing capacity to $355.0 million. While there are limits in our revolving credit facility and our one mortgage loan agreement on the amount of debt that we may incur, and additional limits on our indebtedness may be imposed by future agreements or by a policy adopted by our Board of Directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

•                                          require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common and preferred stock as currently contemplated or necessary to maintain our qualification as a REIT;

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

•                                          incur additional debt or issue preferred stock, including use of our existing capacity under our revolving credit facility;

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

Fluctuations in interest rates could materially affect our financial results

Because all of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates upon which our variable rate debt is based Potential future increases in interest rates and credit spreads may increase our interest expense and thereby negatively affect our financial condition and results of operations, and reduce our access to capital markets.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any property subject to mortgage debt.

As of December 31, 2012, our SV1 property was subject to a $59.8 million mortgage loan. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. As we execute our business plan, we may assume or incur new mortgage indebtedness on our existing properties or properties that we acquire in the future. Any default under a mortgage debt obligation may increase the risk of our default on our other indebtedness.

Because we depend on the development and growth of a balanced customer base, including key customers, failure to attract, grow and retain this base of customers could harm our business and operating results.

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud and IT service providers, digital content and multimedia providers, systems integrators and managed services providers and networks and mobility. We consider certain of these customers to be key in that they draw in other customers. The more balanced the customer base within each data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the data center’s operating reliability and security and our ability to effectively market our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our data centers it may be disruptive to our business. Finally, the uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

Certain of the properties in our portfolio have been owned or operated for a limited period of time, and we may not be aware of characteristics or deficiencies involving any one or all of them.

As of December 31, 2012, our portfolio of properties consisted of 14 operating data center facilities and multiple development projects. Eleven of our properties were acquired or developed by the Funds or their affiliates less than four years prior to the date of our IPO and we recently completed the initial development of one of these properties. Because these properties have been in operation for a relatively short period of time, we may be unaware of characteristics of or deficiencies in such properties that could adversely affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations.

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

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2012, we had no material tenants in bankruptcy. Our revenue and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms.

We are exposed to potential risks from errors in our financial reporting systems and controls, including the potential for material misstatements in our consolidated financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal control over financial reporting. We received an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2012. However, we cannot be certain that our independent registered public accounting firm will issue unqualified reports in the future.

Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner. In addition, internal reporting systems and controls are subject to human error.

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

Our Board of Directors will determine our major corporate policies, including our acquisition, investment, financing, growth, operations, levels of indebtedness and distribution policies and whether to maintain our status as a REIT. Our Board of Directors may alter or eliminate our current corporate policies, including our policy on borrowing at any time without stockholder approval. Accordingly, while our stockholders have the power to elect or remove directors, our stockholders will have limited direct control over changes in our policies and those changes could adversely affect our business, financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

While the Funds and their affiliates do not control our company, they own a majority of our Operating Partnership and have the right initially to nominate two directors, and their interests may differ from or conflict with the interests of our stockholders.

As of December 31, 2012, the Funds or their affiliates had an aggregate beneficial ownership interest in our Operating Partnership of approximately 55.2% which, if exchanged for our common stock, would represent approximately 54.4% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to initially nominate two of the seven directors to our Board of Directors. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•                  Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code on REITs, our charter generally prohibits any person or entity (other than a person who or entity that has been granted an exception as described below) from actually or constructively owning more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of our outstanding shares of any series of preferred stock, or more than 9.8% (by value) of our capital stock. The value and number of the outstanding shares of common stock and preferred stock, and the value of the outstanding shares of capital stock shall be determined by the Board of Directors in good faith, which shall be conclusive for all purposes. We refer to these restrictions as the ownership limits. Our charter permits our Board of Directors to make, and our Board of Directors has made, certain exceptions to these ownership limits, where our Board of Directors has determined that such exceptions would not cause us to fail to qualify as a REIT. Our Board of Directors has granted exemptions from the ownership limits to the Funds and their affiliates, as well as to one registered broker-dealer who holds shares of our common stock for the benefit of multiple shareholders, none of whom individually holds more than 9.8% of our capital stock, and one registered broker-dealer with respect solely to shares of our preferred stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limits without the consent of our Board of Directors will result in the automatic transfer of the shares (and all dividends thereon) to a charitable trust. These ownership limitations may prevent a third party from acquiring control of us if our Board of Directors does not grant an exemption from the ownership limitations, even if our stockholders believe the change in control is in their best interests.

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

Preferred stock is senior to our common stock upon liquidation and for the purpose of distributions and may cause the market price of our common stock to decline.

In December 2012, we sold 4.6 million shares of 7.25% Series A Cumulative Redeemable Preferred Stock in an underwritten public offering. Upon liquidation, holders of our shares of preferred stock will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such assets. Such issuances could result in dilution of stockholders’ equity. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

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

Our failure to qualify as a REIT could also impair our ability to expand our business and raise capital, and would materially adversely affect the value of our common stock and preferred stock.

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

Notwithstanding our status as a REIT, we will be subject to certain federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute and we will incur a 100% excise tax on transactions with our TRS entities that are not conducted on an arm’s length basis. Moreover, our TRS entities are taxable as a regular C corporation and will pay federal, state and local income tax on its net income at the applicable corporate rates.

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

As previously disclosed, we were involved in litigation in the Colorado District Court in Denver, Colorado with Ari Brumer, the former general counsel of our affiliate, CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer in his complaint against us, certain of our affiliates, and certain affiliates of The Carlyle Group also have been previously reported, as have been the counterclaims asserted against Mr. Brumer by us and certain of our affiliates. On December 6, 2012, the parties reached binding settlement with Mr. Brumer pursuant to which, following full documentation of the binding settlement terms on January 10, 2013, we paid Mr. Brumer a cash payment in an amount that we do not consider to be material. We do not consider this settlement as having a material adverse effect on our business, financial position, liquidity or results of operations. We recorded the settlement expense in general and administrative expense for the year ended December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “COR” since September 23, 2010. As of February 22, 2013, we had eight holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

	Price Range		Dividends
	High	Low	Declared
2012:
Fourth Quarter	$27.99	$20.50	$0.27
Third Quarter	$28.00	$25.36	$0.18
Second Quarter	$26.10	$22.53	$0.18
First Quarter	$24.74	$17.96	$0.18
2011:
Fourth Quarter	$18.38	$12.34	$0.18
Third Quarter	$17.96	$13.63	$0.13
Second Quarter	$17.76	$14.88	$0.13
First Quarter	$16.18	$13.27	$0.13

Distributions and Dividends

In order to comply with the REIT requirements of the Code, we generally are required to make annual distributions to our shareholders of at least 90% of our taxable net income. Our common share distribution policy is to distribute as dividends a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and that allows us to maximize the cash retained for meeting other cash needs, such as capital improvements and other investment activities.

We have made distributions in the form of dividends in every quarter since the completion of our IPO. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year. Dividends declared in the past two fiscal years are noted in the chart above.

Performance Graph

The following line graph sets forth, for the period from September 23, 2010, through December 31, 2012, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMS”). The graph assumes that $100 was invested on September 23, 2010, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
September 23, 2010	$100.0	$100.0	$100.0
September 30, 2010	$102.4	$101.5	$101.7
December 31, 2010	$86.0	$112.4	$109.2
March 31, 2011	$100.7	$119.1	$116.3
June 30, 2011	$105.1	$119.2	$120.5
September 30, 2011	$92.8	$102.6	$103.0
December 31, 2011	$116.4	$114.8	$118.7
March 31, 2012	$155.2	$129.2	$131.5
June 30, 2012	$171.1	$125.7	$136.4
September 30, 2012	$179.8	$133.7	$136.4
December 31, 2012	$186.4	$133.2	$140.0

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

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

	The Company			Historical Predecessor
	Year ended December 31,	Year ended December 31,	For the period September 28, 2010, through December	For the period January 1, 2010, through September	Year ended December 31,
(in thousands except per share data)	2012	2011	31, 2010	27, 2010	2009	2008
Statement of Operations Data
Operating revenues	$206,934	$172,846	$38,352	$35,557	$28,831	$15,581
Operating expenses:
Property operating and maintenance	61,235	55,049	12,107	14,272	13,954	11,258
Real estate taxes and insurance	8,765	9,119	1,642	1,262	1,787	2,125
Management fees to related party	—	—	—	3,582	2,244	1,523
Depreciation and amortization	64,327	68,967	19,146	11,848	11,193	7,966
Sales and marketing	10,330	5,744	1,341	125	135	170
General and administrative	25,910	21,846	4,987	2,258	1,401	1,325
Rent	18,711	18,336	4,551	2,177	2,816	2,624
Transaction costs	613	875	3,275	—	—	—
Total operating expenses	189,891	179,936	47,049	35,524	33,530	26,991
Operating income (loss)	17,043	(7,090)	(8,697)	33	(4,699)	(11,410)
Gain on early extinguishment of debt	—	939	—	—	—	—
Interest income	13	117	77	2	3	17
Interest expense	(5,236)	(5,275)	(2,325)	(1,590)	(2,343)	(2,495)
Income (loss) before income taxes	11,820	(11,309)	(10,945)	(1,555)	(7,039)	(13,888)
Income tax (expense) benefit	(1,104)	530	223	—	—	—
Net income (loss)	10,716	(10,779)	(10,722)	(1,555)	(7,039)	(13,888)
Net income (loss) attributable to noncontrolling interests	5,668	(6,168)	(7,371)	—	—	—
Net income (loss) attributable to CoreSite Realty Corporation	$5,048	$(4,611)	$(3,351)	$(1,555)	$(7,039)	$(13,888)
Earnings Per Share
Net income (loss) per share attributable to common shares
Basic	$0.22	$(0.24)	$(0.17)
Diluted	0.22	(0.24)	(0.17)
Weighted average common shares outstanding
Basic	20,537,946	19,609,375	19,458,605
Diluted	20,992,290	19,609,375	19,458,605
Dividends declared per common share	$0.81	$0.57	$0.13

	The Company			Historical Predecessor
				December 31,
Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010	2009	2008
Net investments in real estate	$721,633	$674,168	$589,679	$218,055	$197,493
Total Assets	845,332	808,226	833,026	239,420	213,846
Revolving credit facility	—	5,000	—	—	—
Mortgages and notes payable	59,750	116,864	124,873	62,387	52,530
Noncontrolling interests in operating partnership	372,544	387,379	422,226	—	—
Stockholders’ equity / members’ equity	710,773	232,808	232,239	162,338	149,103

	The Company			Historical Predecessor
			For the period
	Year ended	Year ended	September 28, 2010	For the period January
	December 31,	December 31,	through December	1, 2010 through	Year ended December 31,
(in thousands)	2012	2011	31, 2010	September 27, 2010	2009	2008
Net income (loss)	$10,716	$(10,779)	$(10,722)	$(1,555)	$(7,039)	$(13,888)
Real estate depreciation and amortization	61,700	67,673	18,936	11,748	11,193	7,966
Preferred Stock Dividends	(440)	—	—	—	—	—
FFO attributable to common shares and units	$71,976	$56,894	$8,214	$10,193	$4,154	$(5,922)

(1) We consider funds from operations (“FFO”), a non-GAAP measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” in Item IA. of this report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

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

As of December 31, 2012, with the exception of NY2, which was acquired February 7, 2013, our property portfolio included 14 operating data center facilities and multiple development projects, which collectively comprise over 2.7 million NRSF, of which approximately 1.2 million NRSF is existing data center space. These properties include 358,929 NRSF of space readily available for lease, of which 278,120 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at December 31, 2012, vacant space and land targeted for future development and NY2, we own land and buildings sufficient to develop over 1.2 million NRSF of data center space, comprised of (1) 94,650 NRSF space under construction as of December 31, 2012, (2) 216,250 NRSF planned to commence development during 2013 at NY2 and on land that we currently own at VA2 and our Santa Clara Campus, and (3) 894,286 NRSF at multiple facilities, as shown on the development table on page 9, that may be developed over time based on market supply, demand and our financing capabilities.

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

Factors which May Influence our Results of Operations

Operating Revenue. Our ability to increase operating revenue generated by the properties in our portfolio, including rental, interconnection and power revenue, depends principally on our ability (i) to maintain the historical occupancy rates of currently leased space (ii) to lease currently available space and space that becomes available from leases that expire or are terminated at or in excess of current rental rates and (iii) to increase the number of interconnections provided to current customers. As of December 31, 2012, our operating data center facilities are 77.0% leased. Negative trends in one or more of these factors could adversely affect our operating revenue in future periods. Future economic downturns or regional downturns affecting our markets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our customers to fulfill their lease commitments, as in the case of customer bankruptcies, could adversely affect our ability to maintain or increase operating revenue at our properties.

As of December 31, 2012, we had 1,315 leases with over 750 customers, the majority of our leases contained annual base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index.

Operating expenses. Our operating expenses consist of utilities, site maintenance, real estate taxes and insurance, as well as rental expenses on our properties in which we hold a leasehold interest. Our buildings require significant power to support data center operations. Substantially all of our data center NRSF is subject to the breakered-amp or sub-metered (branch circuit monitoring)

pricing models. We recover all or substantially all of our electricity costs for our leased data center space under either model. Under the sub-metered model, a customer pays us monthly for the power attributable to its equipment in the data center as well as for its ratable allocation of the power used to provide the cooling, lighting, security and other requirements supporting the data center, in each case, at a rate substantially equivalent to our then current cost of electricity. Under the breakered-amp model, a customer pays a fixed monthly fee per committed available ampere of connected power. The extent to which this fixed monthly fee correlates to the monthly amount we pay to our utility provider for electricity at each data center facility varies depending upon the amount of power each customer utilizes each month relative to the amount of committed power purchased.

Scheduled Lease Expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates materially affects our results of operations. As of December 31, 2012, approximately 358,929 NRSF of our portfolio represented currently available space. Leases representing approximately 16.1% and 19.0% of the NRSF across our portfolio are scheduled to expire during the years ending December 31, 2013, and 2014, respectively. The leases scheduled to expire in 2013 and 2014 also represent approximately 24.5% and 24.6%, respectively, of our annualized rent as of December 31, 2012.

We continue to see strong demand in our markets for data center space and expect the rental rates we are likely to achieve on any new or renewed leases for 2013 and 2014 expirations will generally be higher than the rates currently being paid for the same space. For the year ended December 31, 2012, rents on re-leased/renewed space increased by an average of 12.1% on a GAAP basis compared to the expiring rents for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for data center space, the condition of the property and whether the property, or space within the property, has been developed.

Acquisitions, Development and Financing. Our ability to grow rental income depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2012, we had approximately 1.2 million NRSF of future development and under development space or approximately 43.2% of the total space in our portfolio. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain primarily through our revolving credit facility and then other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities, when market conditions permit. If we cannot obtain capital when needed or on favorable terms, we may not be able to acquire or develop properties when strategic opportunities arise.

Conditions in Significant Markets. Our operating properties are located in Los Angeles, the San Francisco Bay and Northern Virginia areas, Boston, Chicago, New York City, Miami and Denver. These markets comprised 30.6%, 27.4%, 19.1%, 8.3%, 8.2%, 4.2%, 1.4%, and 0.8%, of our annualized rent as of December 31, 2012. Positive or negative changes in conditions in these markets will impact our overall performance.

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

	Year ended December 31, 2012	Year ended December 31, 2011	$ Change	% Change
		(in thousands)
Operating Revenue	$206,934	$172,846	$34,088	19.7%
Operating Expense	189,891	179,936	9,955	5.5%
Interest Expense	5,236	5,275	(39)	-0.7%
Net income (loss)	10,716	(10,779)	21,495	199.4%

Operating Revenue. Operating revenue for the year ended December 31, 2012, was $206.9 million. This includes rental revenue of $123.4 million, power revenue of $53.6 million, interconnection of $20.9 million and tenant reimbursement and other revenue of $9.1 million. This compares to operating revenue of $172.8 million for the year ended December 31, 2011. The increase of $34.1 million, or 19.7%, was partially due to the placement into service of three computer rooms at our newest data center, SV4 during 2012 and the completion and subsequent leasing of expansion space at VA1 and CH1. Approximately 109,000 NRSF of new and expansion leases commenced during 2012 and we achieved 12.1% rent growth on lease renewals. Also, we grew our interconnection services and increased interconnection prices during 2012.

Operating Expenses. Operating expenses for the year ended December 31, 2012, were $189.9 million compared to $179.9 million for the year ended December 31, 2011. The increase of $10.0 million, or 5.5%, was primarily due to additional property operating and maintenance expense associated with the placement into service of three computer rooms at our newest data center, SV4, during 2012, the completion of expansion space at VA1 and CH1 and an increase in sales and marketing expense and general and administrative expense due to increased employee head count. Additionally, general and administrative expense increased by $1.8 million due to the settlement of two outstanding litigation matters.  The increases were partially offset by a decrease in depreciation and amortization expense due to the short-term useful life of the lease intangibles acquired in connection with our IPO.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2012, was $5.2 million compared to interest expense of $5.3 million for the year ended December 31, 2011. The decrease in interest was primarily due to an increase in capitalized interest due to the number of ongoing development projects partially offset by a higher average debt balance during the year ended December 31, 2012.

Net Income (Loss). Net income for the year ended December 31, 2012, was $10.7 million compared to a net loss of $10.8 million for the year ended December 31, 2011. The increase of $21.5 million was primarily due to the increased operating revenue from the placement into service of additional space at several data centers, the increase in the prices and volume of interconnection services and the decrease in depreciation and amortization expense due to the short-term useful life of the lease intangibles acquired in connection with our IPO. These increases were partially offset by the $10 million increase in operating expenses and a $0.9 million gain on early extinguishment of debt which occurred during the year ended December 31, 2011.

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

	The Company		The Predecessor	Total Company and Predecessor
	Year ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010	Year ended December 31, 2010	$ Change	% Change
			(in thousands)
Operating Revenue	$172,846	$38,352	$35,557	$73,909	$98,937	133.9%
Operating Expense	179,936	47,049	35,524	82,573	97,363	117.9%
Interest Expense	5,275	2,325	1,590	3,915	1,360	34.7%
Net loss	(10,779)	(10,722)	(1,555)	(12,277)	1,498	-12.2%

Operating Revenue. Operating revenue for the year ended December 31, 2011, was $172.8 million. This includes rental revenue of $108.6 million, power revenue of $43.4 million, interconnection revenue of $12.2 million and tenant reimbursement and other revenue of $8.7 million. This compares to revenue of $73.9 million for the year ended December 31, 2010. The increase of $98.9 million, or 133.9%, was due primarily to the acquisition of the CoreSite Acquired Properties on September 28, 2010.

Operating Expenses. Operating expenses for the year ended December 31, 2011, were $179.9 million compared to $82.6 million for the year ended December 31, 2010. The increase of $97.4 million, or 117.9%, was primarily due to the acquisition of the CoreSite Acquired Properties and the resulting internalization of the management function through the acquisition of CoreSite, LLC, our management company. These costs were partially offset by a decrease in transaction costs for potential acquisition deals that did not occur.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2011, was $5.3 million compared to interest expense of $3.9 million for the year ended December 31, 2010. The increase in interest expense was due to increased debt balances from the acquisition of the CoreSite Acquired Properties. The increase in interest expense was partially offset by an increase in capitalized interest due to the increase in properties under development.

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

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Net cash provided by operating activities was $68.6 million for the year ended December 31, 2012, compared to $61.2 million for the year ended December 31, 2011. The increased cash provided by operating activities of $7.4 million was primarily due to the placement into service and subsequent leasing of data center space and an increase in the price and volume of interconnection services year-over-year.

Net cash used in investing activities decreased by $28.8 million to $83.8 million for the year ended December 31, 2012, compared to $112.6 million for the year ended December 31, 2011. This decrease was primarily due to a decrease in cash used for capital expenditures related to development of data center space. During the years ended December 31, 2012, and 2011, we placed into service 139,671 NRSF and 65,006 NRSF, respectively.  Of the 139,671 NRSF placed into service during the year ended December 31, 2012, a large portion of the development costs were paid during the year ended December 31, 2011.

Net cash provided by financing activities was $16.7 million for the year ended December 31, 2012, compared to net cash used in financing activities of $28.3 million for the year ended December 31, 2011. The increase in cash provided by financing activities of $45.0 million was primarily due to the $110.8 million proceeds from the sale of our 7.25% Series A Cumulative Redeemable Preferred Stock in December 2012. We used these proceeds to repay outstanding mortgage loans and borrowings under our revolving credit facility during 2012. Also, we increase our dividends paid during 2012.

Analysis of Liquidity and Capital Resources

As of December 31, 2012, we had $8.1 million of cash and equivalents, excluding $0.5 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our loans and cash impound accounts for real estate taxes and insurance as required by our mortgage loans. During the year ended December 31, 2012, restricted cash decreased by $8.8 million primarily due to the release of lender held escrows for the SV1 mortgage loan. The loan agreement required us to fund a specified amount of capital improvements at SV1 which were completed during 2012, and the lender released the escrows.

We have an effective shelf registration statement filed on September 28, 2011, that allows us to register unspecified various classes of equity and debt securities. On December 12, 2012, we issued 4.6 million shares of 7.25% Series A Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and offering expenses, of $110.6 million, including the proceeds from the exercise of the full underwriters’ over-allotment option. The net proceeds received were used to repay $77.8 million of borrowing under our revolving credit facility, the full amount of the mortgage loan payable of $31.6 million encumbering our VA1 property and for general corporate purposes, including development opportunities.

Our short-term liquidity requirements primarily consist of funds needed for future distributions to common and preferred stockholders and holders of our operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain capital expenditures, including for the development of data center space during the next 12 months. Subject to our ability to obtain capital with favorable terms, our anticipated development activity over the next 12 months will require approximately $200 million to $225 million of investment to expand our operating data center portfolio. We expect to meet our short and long-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including by drawing on our revolving credit facility. Subsequent to December 31, 2012, we entered into a Second Amended and Restated Credit Agreement, which increased our borrowing capacity to $355.0 million. At December 31, 2012, we had no outstanding balance on the revolving credit facility.

Our ability to borrow under the Second Amended and Restated Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants. As of December 31, 2012, we were in compliance with the covenants under our Second Amended and Restated Credit Agreement.

Our long-term liquidity requirements primarily consist of the costs to fund the development of the Santa Clara Campus, the One Wilshire Campus, VA2, NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our operating partnership units, scheduled debt maturities and capital improvements. We expect to meet our long-term liquidity requirements primarily by incurring long-term indebtedness, such as property mortgage loans, and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of operating partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Indebtedness

A summary of outstanding indebtedness as of December 31, 2012 and 2011 is as follows (in thousands):

	Interest Rate	Maturity Date	December 31, 2012	December 31, 2011
SV1 - Mortgage loan	3.71% and 3.75% at December 31, 2012, and 2011, respectively	October 9, 2014	$59,750	$60,000
Revolving credit facility	2.46% and 2.54% at December 31, 2012, and 2011, respectively	January 3, 2017	—	5,000
CH1 - Senior mortgage loan	Repaid in March 2012	N/A	—	25,000
VA1 - Mortgage loan	Repaid in December 2012	N/A	—	31,864
Total principal outstanding			$59,750	$121,864

As of December 31, 2012, we were in compliance with the covenants under our revolving credit facility and the SV1 mortgage loan. For additional information with respect to our outstanding indebtedness as of December 31, 2012, and December 31, 2011, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Note 8 “Debt” in “Financial Statements and Supplementary Data” included in the Annual Report.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations and off-balance sheet arrangements as of December 31, 2012, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$18,149	$18,336	$18,014	$17,752	$16,287	$72,518	$161,056
Mortgages payable (1)	3,700	59,850	—	—	—	—	63,550
Construction Contracts (2)	35,034	—	—	—	—	—	35,034
Other (3)	6,667	1,125	989	527	142	745	10,195
Total	$63,550	$79,311	$19,003	$18,279	$16,429	$73,263	$269,835

(1) Includes $59.8 million of mortgage principal payments and annual interest payments until debt maturity of $2.2 million in 2013 and $1.6 million in 2014. The mortgage payable is subject to variable rates and we estimated payments based on the interest rate as of December 31, 2012.

(2) Obligations for construction contracts for properties under construction and other capital improvements.

(3) Obligations for tenant improvement work at SV1, power contracts, and telecommunications leases.

Other Off-Balance Sheet Arrangements

As of December 31, 2012, other than our operating leases, construction contracts and other items disclosed above, we did not have any other off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 “Summary of Significant Accounting Policies in “Financial Statements and Supplementary Data” included in this Annual Report.  We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

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

Capitalization of Costs. Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. During the years ended December 31, 2012, 2011, for the period from September 28, 2010 to December 31, 2010, and for the period from January 1, 2010 to September 27, 2010, we capitalized $2.7 million, $2.3, million, $0.3 million and $3.9 million, respectively, of internal sales commissions.

Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred. Indirect costs capitalized for the years ended December 31, 2012, and 2011, for the period from September 28, 2010 to December 31, 2010, and for the period from January 1, 2010 to September 27, 2010 are as follows (in thousands):

	The Company			The Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010
Interest	$1,837	$1,591	$26	$557
Real estate taxes and insurance	732	432	68	424
Employee salaries	957	741	94	—
Capitalized development costs	$3,526	$2,764	$188	$981

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

Recoverability of Long-Lived Assets. We review the carrying value of our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of the asset. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into an impairment review analysis, these changes could result in an adjustment to the carrying amount of our assets. To the extent that impairment has occurred, the excess of the carrying amount of the property over its estimated fair value would be charged against net income. No such impairment losses have been recognized to date.

Goodwill. The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We utilized the qualitative assessment for our 2012 annual impairment test.

Revenue Recognition. Rental income is recognized on a straight-line basis over the non-cancellable term of customer leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent receivable on our consolidated balance sheets. Many of our leases contain provisions under which our customers reimburse us for a portion of direct operating expenses, including power, as well as real estate taxes and insurance. Such reimbursements are recognized in the period that the expenses are recognized. We recognize the amortization of the acquired above-market and below-market leases as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If the value of below-market leases includes renewal option periods, we include such renewal periods in the amortization period utilized.

Interconnection and utility services are considered separate earnings processes that are typically provided and completed on a month-to-month basis and revenue is recognized in the period that the services are performed. Set-up charges and utility installation fees are initially deferred and recognized over the lease term or the expected period of performance unless management determines a separate earnings process exists related to an installation charge.

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

Recent Accounting Pronouncements

We adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs and ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income as of January 1, 2012. For additional information with respect to the recent accounting pronouncements refer to Note 2 “Summary of Significant Accounting Policies” in “Financial Statements and Supplementary Data” included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2012, we had $59.8 million of consolidated indebtedness that bore interest at variable rates. We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by less than $0.6 million annually. If interest rates were to decrease 1%, the decrease in interest expense on the variable rate debt would be less than $0.6 million annually.

These analyses do not consider the effect of any change in overall economic activity that could impact interest rates. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. Also, our revolving credit facility had a zero balance as of December 31, 2012, and therefore was not include in theses analyses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of CoreSite Realty Corporation

Page No.

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets as of December 31, 2012 and 2011	49

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, the period from September 28, 2010 through December 31, 2010, and the period from January 1, 2010 through September 27, 2010	50

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, the period from September 28, 2010 through December 31, 2010, and the period from January 1, 2010 through September 27, 2010	51

Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010	52

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, the period from September 28, 2010 through December 31, 2010, and the period from January 1, 2010 through September 27, 2010	53

Notes to Consolidated Financial Statements	54

Supplemental Schedule—Schedule III—Real Estate and Accumulated Depreciation	72

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CoreSite Realty Corporation:

We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries (the Company) as of December 31, 2012, and 2011, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the years ended December 31, 2012, and 2011, and the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010, and the consolidated statements of equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Schedule III Real Estate and Accumulated Depreciation. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoreSite Realty Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations, and its cash flows for the years ended December 31, 2012, and 2011, and the period from September 28, 2010 through December 31, 2010, the period from January 1, 2010 through September 27, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, Schedule III Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, CoreSite Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Denver, Colorado
February 25, 2013	/s/ KPMG LLP

 CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2012	2011
ASSETS
Investments in real estate:
Land	$85,868	$84,738
Building and building improvements	593,020	499,717
Leasehold improvements	85,907	81,057
	764,795	665,512
Less: Accumulated depreciation and amortization	(104,490)	(64,428)
Net investment in operating properties	660,305	601,084
Construction in progress	61,328	73,084
Net investments in real estate	721,633	674,168
Cash and cash equivalents	8,130	6,628
Restricted cash	468	9,291
Accounts and other receivables, net of allowance for doubtful accounts of $625 and $465 as of December 31, 2012 and 2011, respectively	9,901	6,562
Lease intangibles, net of accumulated amortization of $33,050 and $33,711 as of December 31, 2012 and 2011, respectively	19,453	36,643
Goodwill	41,191	41,191
Other assets	44,556	33,743
Total assets	$845,332	$808,226

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$—	$5,000
Mortgage loans payable	59,750	116,864
Accounts payable and accrued expenses	50,624	38,822
Deferred rent payable	4,329	3,535
Acquired below-market lease contracts, net of accumulated amortization of $10,062 and $9,267 as of December 31, 2012 and 2011, respectively	8,539	11,872
Prepaid rent and other liabilities	11,317	11,946
Total liabilities	134,559	188,039
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 and $0 liquidation preference, respectively ($25.00 per share, $0.01 par value), 4,600,000 and 0 shares issued and oustanding as of December 31, 2012 and 2011, respectively	115,000	—
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,202,673 and 20,747,794 shares issued and outstanding at December 31, 2012 and 2011, respectively	207	204
Additional paid-in capital	259,009	256,183
Accumulated other comprehensive income (loss)	—	(34)
Accumulated deficit	(35,987)	(23,545)
Total stockholders’ equity	338,229	232,808
Noncontrolling interests	372,544	387,379
Total equity	710,773	620,187
Total liabilities and equity	$845,332	$808,226

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	The Company			The Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010

Operating revenues:
Rental revenue	$123,397	$108,597	$24,428	$24,377
Power revenue	53,563	43,402	9,403	8,520
Interconnection revenue	20,887	12,161	2,553	803
Tenant reimbursement and other	9,087	8,686	1,968	1,857
Total operating revenues	206,934	172,846	38,352	35,557
Operating expenses:
Property operating and maintenance	61,235	55,049	12,107	14,272
Real estate taxes and insurance	8,765	9,119	1,642	1,262
Management fees to related party	—	—	—	3,582
Depreciation and amortization	64,327	68,967	19,146	11,848
Sales and marketing	10,330	5,744	1,341	125
General and administrative	25,910	21,846	4,987	2,258
Rent	18,711	18,336	4,551	2,177
Transaction costs	613	875	3,275	—
Total operating expenses	189,891	179,936	47,049	35,524
Operating income (loss)	17,043	(7,090)	(8,697)	33
Gain on early extinguishment of debt	—	939	—	—
Interest income	13	117	77	2
Interest expense	(5,236)	(5,275)	(2,325)	(1,590)
Income (loss) before income taxes	11,820	(11,309)	(10,945)	(1,555)
Income tax (expense) benefit	(1,104)	530	223	—
Net income (loss)	10,716	(10,779)	(10,722)	(1,555)
Net income (loss) attributable to noncontrolling interests	5,668	(6,168)	(7,371)	—
Net income (loss) attributable to CoreSite Realty Corporation	5,048	(4,611)	(3,351)	(1,555)
Preferred stock dividends	(440)	—	—	—
Net income(loss) attributable to common shares	$4,608	$(4,611)	$(3,351)	$(1,555)
Net income (loss) per share attributable to common shares:
Basic	$0.22	$(0.24)	$(0.17)	N/A
Diluted	$0.22	$(0.24)	$(0.17)	N/A
Weighted average common shares outstanding
Basic	20,537,946	19,609,375	19,458,605	N/A
Diluted	20,992,290	19,609,375	19,458,605	N/A

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	The Company			The Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010
Net income (loss)	$10,716	$(10,779)	$(10,722)	$(1,555)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(72)	(366)	121	—
Reclassification of other comprehensive income (loss) to interest expense	145	173	—	—
Comprehensive income (loss)	10,789	(10,972)	(10,601)	(1,555)
Comprehensive income (loss) attributable to noncontrolling interests	5,951	(6,275)	(7,302)	—
Comprehensive income (loss) attributable to common shares	$4,838	$(4,697)	$(3,299)	$(1,555)

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

						Accumulated
				Additional		Other		Total			Redeemable
	Preferred	Common Shares		Paid-in	Accumulated	Comprehensive	Member’s	Stockholders’	Noncontrolling	Total	Noncontrolling
	Stock	Number	Amount	Capital	Deficit	Income (Loss)	Equity	Equity	Interests	Equity	Interests
Balance at January 1, 2010	$—	—	$—	$—	$—	$—	$162,338	$162,338	$—	$162,338	$—
Contributions	—	—	—	—	—	—	33,399	33,399	—	33,399	—
Distributions	—	—	—	—	—	—	(2,000)	(2,000)	—	(2,000)	—
Initial capitalization of CoreSite Realty Corporation	—	1,000	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	19,435,000	194	310,766	—	—	—	310,960	—	310,960	—
Issuance of Operating Partnership units in exchange for 100% of the interests in our predecessor	—	—	—	—	—	—	(236,764)	(236,764)	—	(236,764)	236,764
Issuance of Operating Partnership units in exchange for 100% of the interests in the CoreSite Acquired Properties	—	—	—	—	—	—	—	—	—	—	316,836
Redemption of Operating Partnership units for cash	—	—	—	—	—	—	—	—	—	—	(125,513)
Offering costs	—	—	—	(25,306)	—	—	—	(25,306)	—	(25,306)	—
Reclassify member’s equity to additional paid in capital	—	—	—	(43,027)	—	—	43,027	—	—	—	—
Issuance of stock awards	—	208,042	—	361	—	—	—	361	—	361	—
Issuance of equity incentive Operating Partnership units	—	—	—	—	—	—	—	—	—	—	975
Amortization of deferred compensation	—	—	—	538	—	—	—	538	—	538	—
Dividends and distributions	—	—	—	—	(2,554)	—	—	(2,554)	(3,413)	(5,967)	—
Adjustment to reflect redeemable noncontrolling interest at redemption value	—	—	—	(3,879)	—	—	—	(3,879)	—	(3,879)	3,879
Net loss	—	—	—	—	(4,906)	—	—	(4,906)	(4,275)	(9,181)	(3,096)
Unrealized gain on derivative contracts	—	—	—	—	—	52	—	52	69	121	—
Reclassify redeemable noncontrolling interests to permanent equity	—	—	—	—	—	—	—	—	429,845	429,845	(429,845)
Balance at December 31, 2010	—	19,644,042	194	239,453	(7,460)	52	—	232,239	422,226	654,465	—
Offering costs	—	—	—	(17)	—	—		(17)	—	(17)	—
Redemption of noncontrolling interests	—	889,610	9	13,759	—	—	—	13,768	(13,768)	—	—
Issuance of restricted stock awards, net of forfeitures	—	212,180	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	1,962	—	31	—	—	—	31	—	31	—
Amortization of deferred compensation	—	—	1	2,957	—	—	—	2,958	—	2,958	—
Dividends and distributions	—	—	—	—	(11,474)	—	—	(11,474)	(14,804)	(26,278)	—
Net loss	—	—	—	—	(4,611)	—	—	(4,611)	(6,168)	(10,779)	—
Change in fair value on derivative contracts	—	—	—	—	—	(163)	—	(163)	(203)	(366)	—
Reclassification of other comprehensive loss to interest expense	—	—	—	—	—	77	—	77	96	173	—
Balance at December 31, 2011	—	20,747,794	204	256,183	(23,545)	(34)	—	232,808	387,379	620,187	—
Issuance of restricted stock awards, net of forfeitures	—	357,009	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	97,870	1	1,563	—	—	—	1,564	—	1,564	—
Issuance of Series A Preferred Stock	115,000	—	—	(4,385)	—	—	—	110,615	—	110,615	—
Amortization of deferred compensation	—	—	2	5,648	—	—	—	5,650	—	5,650	—
Dividends accumulated on preferred stock	—	—	—	—	(440)	—	—	(440)	—	(440)	—
Dividends and distributions	—	—	—	—	(17,050)	—	—	(17,050)	(20,542)	(37,592)	—
Net income	—	—	—	—	5,048	—	—	5,048	5,668	10,716	—
Change in fair value on derivative contracts	—	—	—	—	—	(31)	—	(31)	(41)	(72)	—
Reclassification of other comprehensive loss to interest expense	—	—	—	—	—	65	—	65	80	145	—
Balance at December 31, 2012	$115,000	21,202,673	$207	$259,009	$(35,987)	$—	$—	$338,229	$372,544	$710,773	$—

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company			The Predecessor
			For the period
	Year Ended	Year Ended	September 28, 2010	For the period January
	December 31,	December 31,	through December 31,	1, 2010 through
	2012	2011	2010	September 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,716	$(10,779)	$(10,722)	$(1,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,327	68,967	19,146	11,848
Amortization of above/below market leases	(1,505)	(1,650)	(390)	(171)
Amortization of deferred financing costs	1,681	1,556	427	323
Gain on early extinguishment of debt	—	(939)	—	—
Amortization of share-based compensation	5,650	2,958	538	—
Amortization of discount to fair market value of acquired loan	—	687	916	—
Bad debt expense	544	292	25	(82)
Changes in operating assets and liabilities:
Restricted cash	132	712	3,670	(250)
Accounts receivable	(3,657)	(1,523)	(1,790)	583
Due to and due from related parties	—	2	—	875
Deferred rent receivable	(3,966)	(4,986)	(995)	(1,656)
Deferred leasing costs	(4,105)	(4,215)	(503)	(4,449)
Other assets	(2,597)	(1,227)	(987)	(253)
Accounts payable and accrued expenses	2,245	7,273	(176)	(317)
Prepaid rent and other liabilities	(1,611)	2,820	1,528	(222)
Deferred rent payable	794	1,258	400	143
Net cash provided by operating activities	68,648	61,206	11,087	4,817
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(6,075)	(5,328)	(4,623)	(287)
Real estate improvements	(83,837)	(112,196)	(6,725)	(44,404)
Assumption of cash balances in connection with the contribution of the CoreSite Acquired Properties	—	—	10,269	—
Acquisition of Comfluent, net of cash received	(2,581)	—	—	—
Changes in reserves for capital improvements	8,691	4,965	50	239
Net cash used in investing activities	(83,802)	(112,559)	(1,029)	(44,452)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	—	310,960	—
Offering costs	—	(17)	(25,182)	—
Proceeds from exercise of stock options	1,564	31	—	—
Gross proceeds from issuance of Series A Preferred Stock	115,000	—	—	—
Series A Preferred Stock offering costs paid	(4,190)	—	—	—
Redemption of operating partnership units	—	—	(125,513)	—
Proceeds from revolving credit facility	72,750	5,000	—	—
Payments on revolving credit facility	(77,750)	—	—	—
Proceeds from mortgage loans payable	—	6,440	60,000	10,302
Repayments of mortgage loans payable	(57,114)	(14,189)	(152,600)	—
Payments of loan fees and costs	(503)	(1,745)	(3,440)	(272)
Reduction in contribution receivables	—	—	2,703	—
Contributions	—	—	—	33,399
Dividends and distributions	(33,101)	(23,785)	—	(2,000)
Net cash provided by (used in) financing activities	16,656	(28,265)	66,928	41,429
Net change in cash and cash equivalents	1,502	(79,618)	76,986	1,794
Cash and cash equivalents, beginning of period	6,628	86,246	9,260	7,466
Cash and cash equivalents, end of period	$8,130	$6,628	$86,246	$9,260
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,492	$4,360	$1,278	$1,193
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$10,520	$5,564	$2,890	$1,516
Contribution of the CoreSite Acquired Properties for Operating Partnership units	$—	$—	$316,836	$—
Accrual of dividends and distributions	$13,384	$8,453	$5,967	$—
Accrued offering costs	$—	$—	$124	$—

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. Organization

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and managing technology-related real estate or more commonly referred to as data centers. On September 28, 2010, we closed our initial public offering (the “IPO”) which resulted in the sale of 19,435,000 shares of our common stock at a price per share of $16.00, generating net proceeds to the Company of $285.6 million. As of December 31, 2012, the Company owns a 44.8% common interest in the Operating Partnership.

Upon completion of the IPO, our Operating Partnership entered into various formation transactions and acquired 100% of the ownership interests in the entities that owned our Predecessor from certain real estate funds (the “Funds”) affiliated with The Carlyle Group. Our Predecessor includes the limited liability companies which were all wholly owned, directly or indirectly, by CRP Fund V Holdings, LLC. We determined that CRP Fund V Holdings, LLC was the acquirer for accounting purposes and, therefore, interests contributed by CRP Fund V Holdings, LLC in the formation transactions (the Predecessor entities and properties) were recorded at historical cost. The Funds own approximately 55% of the common interest in the Operating Partnership.

Additionally, our Operating Partnership acquired 100% of the ownership interests in the entities that owned the CoreSite Acquired Properties from the Funds and their affiliates. The contribution or acquisition of interests in the CoreSite Acquired Properties was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of the contribution.

The financial condition and results of operations for the entities acquired by our Predecessor in connection with the IPO and related formation transactions are only included in the consolidated financial statements since the date of the transactions. Prior to the date of the transactions of September 28, 2010, the consolidated financial statements include only the activities and capital structure of our Predecessor. More specifically, our results of operations for the year ended December 31, 2010 reflect the operations of the consolidated Predecessor entities together with the CoreSite Acquired Properties from the date of their acquisition. Changes in our capital structure that occurred on September 28, 2010, including the acquisition of our Predecessor by our Operating Partnership, are reflected since that date in the financial statements including the allocation of net loss attributable to noncontrolling interest holders and calculations of net loss per share.

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

Adjustments and Reclassifications

Interconnection revenue, included in the consolidated statements of operations, and cash used for tenant improvement investing activities, included in the consolidated statements of cash flows, for 2011 and 2010 have been reclassified to conform to the 2012 financial statements presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, goodwill, accrued liabilities and performance-based equity compensation plans. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.8 million, $1.6 million, less than $0.1 million and $0.5 million for the years ended December 31, 2012 and 2011, for the period from September 28, 2010 to December 31, 2010 and for the period from January 1, 2010 to September 27, 2010, respectively. Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $42.3 million, $33.7 million, $7.4 million and $9.6 million for the years ended December 31, 2012 and 2011, for the period from September 28, 2010 to December 31, 2010, and for the period from January 1, 2010 to September 27, 2010, respectively.

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

The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants. During the year ended December 31, 2012, the Company recorded a net $2.7 million in intangible assets and liabilities due to the acquisition of Comfluent, a Denver, Colorado based data center operator, consisting of two leased locations, DE1 and DE2.

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense. Amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss was recognized for the years ended December 31, 2012, 2011, or 2010.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2012 and 2011, we had approximately $41.2 million of goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We utilized the qualitative assessment for our 2012 annual impairment test. No impairment loss was recognized for the years ended December 31, 2012, 2011, or 2010.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Restricted Cash

The Company is required to maintain certain minimum cash balances in escrow by loan agreements to cover various building improvements. The Company is legally restricted by these agreements from using this cash other than for the purposes specified therein. During the year ended December 31, 2012, restricted cash decreased by $8.8 million primarily due to the release of lender held escrows associated with the SV1 mortgage loan. The loan agreement required us to fund a specified amount of capital improvements at SV1 which were completed during 2012, and the lender released the escrows.

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

Recoverability of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the years ended December 31, 2012, 2011 and 2010, no impairment was recognized.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income (loss). Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. As of December 31, 2012, the Company had no derivative instruments outstanding.

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

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At December 31, 2012, and December 31, 2011, the allowance for doubtful accounts totaled $0.6 million and $0.5 million, respectively.

Share-Based Compensation

We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant and is amortized on a straight-line basis over the vesting period.

Asset Retirement and Environmental Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of the properties as well as the estimated equipment removal costs upon termination of a certain lease where the Company is the lessee. At December 31, 2012 and 2011, the amount included in other liabilities on the consolidated balance sheets was approximately $2.6 million and $1.9 million, respectively.

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

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore, no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. Any taxable income prior to the completion of the IPO is the responsibility of the Company’s prior members. The allocable share of income is included in the income tax returns of the members. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2012, the deferred income taxes were not material.

We currently have no liabilities for uncertain tax positions. The earliest tax year that we are subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year subject to examination of our subsidiaries is 2009.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The accounting update amends the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with International Financial Reporting Standards. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the provisions of this standard effective January 1, 2012.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the provisions of this standard effective January 1, 2012, by presenting a separate Consolidated Statement of Comprehensive Income.

3. Acquisitions

In April 2012, the Company paid cash of $2.6 million, net of cash received, to acquire a leasehold interest in two additional locations, DE1 and DE2, through the acquisition of Comfluent, a Denver, Colorado based data center operator.

On February 7, 2013, the Company paid cash of $23.4 million to acquire land and a vacant building, NY2, in Secaucus, NJ.

On September 28, 2010, we acquired the CoreSite Acquired Properties as part of the Company’s IPO for $316.8 million. In connection with the acquisition of the CoreSite Acquired Properties, we incurred $3.3 million of transaction costs. The results of operations for each of the acquired entities are included in our consolidated statements of operations only from the date of acquisition. The following table reflects the allocation of the purchase price for the entities we acquired on September 28, 2010 (in thousands):

Consideration paid
Issuance of operating partnership units	$316,836
Allocation of consideration paid to acquire Coresite Acquired Properties
Net investments in real estate	$334,839
Lease intangibles	82,124
Goodwill	41,191
Mortgage loans payable	(143,863)
Below-market leases	(15,686)
Other assets and liabilities acquired, net	18,231
Total allocation of consideration paid	$316,836

4. Acquired Intangible Assets and Liabilities

During the year ended December 31, 2012, through the acquisition of DE1 and DE2, the Company added $2.9 million of new intangible assets and $0.2 million of new intangible liabilities with a weighted average life of 4.4 years and 0.5 years, respectively. The Company did not add new intangible assets or liabilities during the year ended December 31, 2011. During the year ended December 31, 2010, the Company added approximately $82.1 million of new intangible assets (excluding amounts attributed to goodwill) and $15.7 million of new intangible liabilities with a weighted average of 3.2 years and 10.8 years, respectively.

The gross above-market and below-market lease value at December 31, 2012, was $6.8 million and $18.6 million, respectively, and total accumulated amortization at December 31, 2012, was $4.5 million and $10.1 million, respectively. The gross above-market and below-market lease value at December 31, 2011, was $8.7 million and $21.1 million, respectively, and total accumulated amortization at December 31, 2012, was $4.3 million and $9.3 million, respectively. The net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $1.5 million, $1.7 million, $0.4 million and $0.2 million, for the years ended December 31, 2012 and 2011, the period from September 28, 2010 to December 31, 2010, and the period from January 1, 2010 to September 27, 2010, respectively. The estimated amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year Ending December 31,
2013	$758
2014	488
2015	544
2016	561
2017	592
Thereafter	3,211
Total	$6,154

Amortization of all other identified intangible assets was $18.1 million, $32.2 million, $11.1 million and $0.7 million, for the years ended December 31, 2012 and 2011, the period from September 28, 2010 to December 31, 2010, and the period from January 1, 2010 to September 27, 2010, respectively. At December 31, 2012 and 2011, the gross intangible value was $45.7 million and $61.6 million, respectively, and the total accumulated amortization balance was $28.6 million and $29.5 million, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2013	$7,405
2014	3,153
2015	2,071
2016	1,664
2017	1,174
Thereafter	1,601
Total	$17,068

5. Investment in Real Estate

The following is a summary of the properties owned and leased at December 31, 2012 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Leasehold Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$102,390	$—	$4,352	$113,605
SV2	Milpitas, CA	5,086	22,086	—	462	27,634
SV3	Santa Clara, CA	3,972	45,196	—	17	49,185
SV4	Santa Clara, CA	4,442	55,800	—	27,836	88,078
Santa Clara Campus	Santa Clara, CA	12,617	11,553	—	1,775	25,945
BO1	Somerville, MA	6,100	68,337	—	2,063	76,500
NY1	New York, NY	—	—	31,069	223	31,292
VA1	Reston, VA	12,100	102,366	—	5,356	119,822
DC1	Washington, DC	—	—	6,341	452	6,793
CH1	Chicago, IL	5,493	68,138	—	7,305	80,936
LA1	Los Angeles, CA	—	—	48,345	3,489	51,834
LA2	Los Angeles, CA	28,467	107,488	—	7,781	143,736
MI1	Miami, FL	728	9,666	—	91	10,485
DE1	Denver, CO	—	—	143	126	269
DE2	Denver, CO	—	—	9	—	9
Total		$85,868	$593,020	$85,907	$61,328	$826,123

6. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31, 2012 and 2011 (in thousands):

	December 31,	December 31,
	2012	2011
Deferred leasing costs	$14,886	$11,601
Deferred rent receivable	15,017	11,051
Deferred financing costs	2,520	3,607
Leasehold interests in corporate headquarters	4,152	2,719
Other	7,981	4,765
Total	$44,556	$33,743

Deferred leasing costs are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2013	$3,396
2014	3,043
2015	2,0566
2016	1,687
2017	1,161
Thereafter	3,543
Total	$14,886

7. Leases

The future minimum lease payments to be received under noncancelable leases in effect at December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$112,961
2014	91,528
2015	66,263
2016	50,527
2017	33,477
Thereafter	68,157
Total	$422,913

For the years ended December 31, 2012, 2011 and 2010, total operating revenues recognized from one customer accounted for 8.4%, 11.4%, and 16.4%, respectively.

8. Debt

A summary of outstanding indebtedness as of December 31, 2012 and 2011 is as follows (in thousands):

	Interest Rate	Maturity Date	December 31, 2012	December 31, 2011
SV1 - Mortgage loan	3.71% and 3.75% at December 31, 2012, and 2011, respectively	October 9, 2014	$59,750	$60,000
Revolving credit facility	2.46% and 2.54% at December 31, 2012, and 2011, respectively	January 3, 2017	—	5,000
CH1 - Senior mortgage loan	Repaid in March 2012	N/A	—	25,000
VA1 - Mortgage loan	Repaid in December 2012	N/A	—	31,864
Total principal outstanding			$59,750	$121,864

Revolving Credit Facility

On January 3, 2013, our Operating Partnership and certain subsidiary co-borrowers entered into an amended and restated senior unsecured revolving credit facility (the “Second Amended and Restated Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Second Amended and Restated Credit Agreement amended the Operating Partnership’s senior secured revolving credit facility, dated December 15, 2011 (the “Prior Facility”), and provides for the release of the properties owned by the Operating Partnership’s wholly-owned subsidiaries from the existing liens in favor of the credit facility lenders, with the facility continuing on an unsecured basis and unconditionally guaranteed on a senior unsecured basis by the Company. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own or lease real estate properties, are co-borrowers under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement increased the commitment from the Prior Facility of $225.0 million to $355.0 million and extended the initial maturity date of the Prior Facility from December 15, 2014, to January 3, 2017, with a one-time extension option, which, if exercised, would extend the maturity date to January 3, 2018. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Second Amended and Restated Credit Agreement at initial maturity and certain other customary conditions. The Second Amended and Restated Credit Agreement contains an accordion feature to allow our Operating Partnership to increase the total commitment by $145.0 million, to $500.0 million, under specified circumstances. As of December 31, 2012, and December 31, 2011, $0 and $5.0 million, respectively, was outstanding under the facility.

Under the Second Amended and Restated Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to 175 basis points, each depending on our Operating Partnership’s leverage ratio.

The total amount available for borrowings under the Second Amended and Restated Credit Agreement will be subject to the lesser of the facility amount or the availability calculated on our unencumbered asset pool. As of January 3, 2013, $346.5 million was available for us to borrow under the Second Amended and Restated Credit Agreement.

Our ability to borrow under the Second Amended and Restated Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including:

• a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 60%;

• a maximum secured debt ratio (defined as consolidated total secured debt to total gross asset value) of 40%;

• a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.0; and

• a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%.

As of December 31, 2012, we were in compliance with the covenants under our Second Amended and Restated Credit Agreement.

SV1 Mortgage Loan

As of December 31, 2012, SV1 had a $59.8 million mortgage loan. On October 9, 2012, we exercised our two-year option extending the maturity date to October 9, 2014. Subsequent to the extension, the loan bears variable interest and requires the payment of interest and principal until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of December 31, 2012, we were in compliance with the covenants.

On October 7, 2010, we entered into a $60.0 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on the SV1 mortgage. The interest rate swap matured on October 9, 2012, and was not extended.

Debt Maturities

The following table summarizes the amount of our debt maturities when such debt currently becomes due (in thousands):

Year Ending December 31,
2013	$1,500
2014	58,250
Total	$59,750

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount recorded in accumulated other comprehensive income (loss) is not considered material for any period. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The amount reclassified to interest expense on the consolidated statements of operations was $ 0.1 million, $0.2 million and $0 for the years ended December 31, 2012, 2011, and 2010, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012, 2011, and 2010, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.

All derivatives are recognized at fair value in our consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. In October 2012, both of the Company’s outstanding interest rate derivatives expired in accordance with their stated maturity dates and the Company will be exposed to future interest rate movements on variable rate debt. At December 31, 2012, the Company had no derivative instruments outstanding. The Company had less than $0.1 million accrued in other liabilities in our consolidated balance sheet relating to outstanding derivatives at December 31, 2011.

10. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Common Operating Partnership units have been eligible to have the Common Operating Partnership units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Common Operating Partnership units. Based on the results of this analysis, we concluded that the Common Operating Partnership units met the criteria to be classified within equity at December 31, 2012 and 2011.

The following table shows the ownership interests in the Common Operating Partnership as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,610,523	44.8%	20,404,743	44.6%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	55.0%	25,275,390	55.2%
Incentive units held by employees	78,319	0.2%	69,692	0.2%
Total	45,964,232	100.0%	45,749,825	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Common Operating Partnership unit to the Company. During the year ended December 31, 2012, the Company issued 205,780 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Common Operating Partnership units were issued. Additionally, during the year ended December 31, 2012, 8,627 Common Operating Partnership units were issued to employees upon their vesting in the incentive unit awards.

On December 12, 2012, the Operating Partnership issued 4.6 million Preferred Operating Partnership units to CoreSite Realty Corporation.  The Preferred Operating Partnership units rank senior to the Common Operating Partnership units held by the Company and noncontrolling interests.

On November 15, 2011, 889,610 Common Operating Partnership units held by third parties were redeemed for common stock of the Company. This redemption was recorded as a $13.8 million reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital.

The redemption value of the noncontrolling interests at December 31, 2012 was $701.3 million based on the closing price of the Company’s stock of $27.66 on that date.

11. Stockholders’ Equity

On September 28, 2010, we completed our IPO which resulted in the sale of 19,435,000 shares of our common stock, including 2,535,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $16.00, generating gross proceeds to the Company of $311.0 million. The proceeds to the Company, net of underwriters’ discounts, commissions and other offering costs were $285.6 million. Underwriters’ discounts, commissions and other offering costs of $25.3 million are reflected as a reduction to additional paid-in capital in the consolidated balance sheets of the Company.

We have declared the following dividends on our common stock and equivalent distributions on units in our Operating Partnership for the years ended December 31, 2012:

					Nontaxable
				Ordinary	Return of Capital
				Taxable Dividend	Distributions
Record Date	Payment Date		Cash Dividend	(Unaudited)	(Unaudited)
3/31/2012	4/16/2012		$0.18	$0.18	$—
6/30/2012	7/16/2012		0.18	0.18	—
9/30/2012	10/15/2012		0.18	0.18	—
12/31/2012	1/15/2013	(1)	0.27	0.27	—
			$0.81	$0.81	$—
12/31/2011	1/17/2012	(2)	$0.18	$0.18	$—

(1) The $0.27 quarterly dividend paid in January 2013 is included as 2012 taxable common dividends.

(2) The $0.18 quarterly dividend paid in January 2012 is included as 2011 taxable common dividends.

On December 12, 2012, the Company issued an aggregate of 4,600,000 shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, or the series A preferred stock, for net proceeds of $110.6 million. Dividends are cumulative on the series A preferred stock from the date of original issuance in the amount of $1.8125 per share each year, which is equivalent to 7.25% of the $25.00 liquidation preference per share. Dividends on the series A preferred stock are payable quarterly in arrears. The first dividend on the series A preferred stock will be paid on April 15, 2013 and will be a pro rata dividend from and including the original issue date to and including April 14, 2013 in the amount of $0.6193 per share.

The series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series A preferred stock will rank senior to the Company common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the series A preferred stock before December 12, 2017, except in limited circumstances to preserve its status as a REIT. On or after December 12, 2017, the Company may, at its option, redeem the series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series A preferred stock up to but excluding the redemption date. Holders of the series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither the Company’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, or NYSE, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series A preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series A preferred stock, the Company has provided or provides notice of its election to redeem the series A preferred stock) to convert some or all of the series A preferred stock held by it into a number of shares of the Company’s common stock per share of series A preferred stock to be converted equal to the lesser of:

• the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a series A preferred stock dividend payment and prior to the corresponding series A preferred stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price, as defined; and

• 1.944, or the share cap, subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series A preferred stock. Except in connection with specified change of control transactions, the series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

12. Equity Incentive Plan

In connection with our IPO, the Company’s Board of Directors adopted the 2010 Equity Incentive Award Plan, which we refer to as the 2010 Plan. The 2010 Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. We have reserved a total of 3,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of December 31, 2012, 993,033 shares of our common stock remained available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair values are being expensed on a straight-line basis over the vesting period.

The following table sets forth the 2010 Plan’s stock option activity for the years ended December 31, 2012, 2011, and 2010:

	Number of	Weighted	Weighted Average
	Shares Subject	Average	Remaining	Aggregate Intrinsic
	to Option	Exercise Price	Contractual Term	Value
Options outstanding, December 31, 2009	—	$—
Granted	587,555	16.00
Forfeited	—	—
Expired	—	—
Exercised	—	—
Options outstanding, December 31, 2010	587,555	16.00	9.7 years	$—
Granted	543,380	15.27
Forfeited	(122,848)	15.80
Expired	(8,074)	16.00
Exercised	(1,962)	16.00		Less than $0.1 million
Options outstanding, December 31, 2011	998,051	15.63	8.9 years	$2.2 million
Granted	236,893	23.87
Forfeited	(119,723)	16.62
Expired	(156)	16.00
Exercised	(97,870)	16.04		$0.8 million
Options outstanding, December 31, 2012	1,017,195	$17.25	8.2 years	$10.6 million

Exercisable at December 31,
2010	—	N/A	N/A	N/A
2011	130,942	$16.00	8.7 years	$0.2 million
2012	287,036	$15.74	7.9 years	$3.4 million

The following table sets forth the number of shares subject to option that are unvested as of December 31, 2012 and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2009	—	$—
Granted	587,555	4.95
Forfeited	—	—
Vested	—	—
Unvested balance, December 31, 2010	587,555	$4.95
Granted	543,380	4.89
Forfeited	(122,848)	4.93
Vested	(140,978)	4.92
Unvested balance, December 31, 2011	867,109	$4.92
Granted	236,893	7.76
Forfeited	(119,723)	5.24
Vested	(254,120)	4.96
Unvested balance, December 31, 2012	730,159	$5.70

As of December 31, 2012, total unearned compensation on options was approximately $3.3 million, and the weighted average vesting period was 2.3 years. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since September 28, 2010, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. We utilize the simplified method of estimating the term for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the years ended December 31, 2012, and 2011:

	2012	2011	2010
Expected term (in years)	6.25	6.25	6.25
Expected volatility	44.08%	43.07%	43.59%
Expected annual dividend	3.00%	3.41%	3.25%
Risk-free rate	1.56%	2.76%	1.33%

Restricted Awards

During the years ended December 31, 2012, 2011, and 2010, the Company issued 405,608, 263,393 and 185,437 shares of restricted stock, respectively, which had values of $9.9 million, $4.0 million, and $3.0 million, respectively, on the grant date. The restricted stock granted in 2012 includes 176,630 awards granted under new employment agreements. Also during the years ended December 31, 2012, 2011, and 2010, the Company issued 7,172, 10,080 and 10,000 restricted stock units or RSUs, respectively, which each grant had values of $0.2 million on the grant date. The principal difference between these instruments is that RSUs are not shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2009	—	$—
Granted	195,437	15.98
Forfeited	—	—
Vested	—	—
Unvested balance, December 31, 2010	195,437	15.98
Granted	273,473	15.19
Forfeited	(51,213)	15.81
Vested	(74,466)	16.10
Unvested balance, December 31, 2011	343,231	15.35
Granted	412,780	24.59
Forfeited	(48,599)	18.26
Vested	(108,717)	15.46
Unvested balance, December 31, 2012	598,695	$21.37

As of December 31, 2012, total unearned compensation on restricted awards was approximately $9.7 million, and the weighted average vesting period was 2.3 years.

Operating Partnership Units

In connection with the IPO, we issued 25,883 Operating Partnership units, which were fair valued at $15.98 per unit or $0.4 million in total. The Operating Partnership units will be amortized on a straight-line basis to expense over the vesting period. As of December 31, 2012, 17,254 units have vested, 7,138 units were unvested and 1,491 were forfeited. As of December 31, 2012, total unearned compensation on Operating Partnership units was approximately $0.1 million, and the weighted average vesting period was 0.7 years.

13. Earnings Per Share

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of shares issuable under our equity-based compensation plan and Operating Partnership units.

			For the period September
	Twelve Months Ended December 31,		28, 2010 through
	2012	2011	December 31, 2010
Net income (loss) attributable to common shares	$4,608	$(4,611)	$(3,351)
Weighted average common shares outstanding - basic	20,537,946	19,609,375	19,458,605
Effect of potentially dilutive common shares:
Stock options	211,222	—	—
Unvested restricted awards	243,122	—	—
Weighted average common shares outstanding - diluted	20,992,290	19,609,375	19,458,605
Net income (loss) per share attributable to common shares
Basic	$0.22	$(0.24)	$(0.17)
Diluted	$0.22	$(0.24)	$(0.17)

In the calculations above, we have excluded potentially dilutive securities of 153,972, 1,341,282 and 782,992 for the year ended December 31, 2012, 2011, and for the period from September 28, 2010, to December 31, 2010, respectively, as their effect would have been antidilutive.

14. Estimated Fair Value of Financial Instruments

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

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts and other receivables, revolving credit facility, mortgage loans payable, interest payable and accounts payable. The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these accounts.

The combined balance of our mortgage loans payable was $59.8 million and $116.9 million as of December 31, 2012 and 2011, respectively, with a fair value of $59.6 million and $116.1 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of mortgage notes payable and the revolving credit facility are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

15. Related Party Transactions

Prior to the closing of the IPO on September 28, 2010, CoreSite, LLC was engaged to act as the Company’s agent for the purpose of coordinating the activities of the property manager, for leasing and servicing the properties, and for overseeing property build-out activities. Subsequent to our Predecessor’s acquisition of CoreSite, LLC as part of the IPO on September 28, 2010, all related party revenue and expenses incurred in connection with CoreSite, LLC’s activities, have been eliminated upon consolidation. For the year ended December 31, 2010, CoreSite, LLC earned management fees from the Predecessor of $3.6 million. For the year ended December 31, 2010, CoreSite, LLC earned lease commissions from our Predecessor of $2.8 million. These commissions are included in deferred leasing costs. For the year ended December 31, 2010, CoreSite, LLC earned construction management fees from our Predecessor of $1.2 million. The construction management fees are included in building improvements and construction in progress. For the year ended December 31, 2010, CoreSite, LLC was reimbursed for payroll related expenses from our Predecessor of $1.2 million. At December 31, 2012 and 2011, none of the fees were payable to CoreSite, LLC.

We lease 1,515 net rentable square feet of space at VA1 to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008 and expires on June 30, 2013. Rental revenue was $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

16. Commitments and Contingencies

The Company currently leases data center space under noncancelable operating lease agreements at NY1, LA1, DC1, DE1, and DE2, and the Company leases its headquarters located in Denver, Colorado under a noncancelable operating lease agreement. The lease agreements provide for base rental rate increases at defined intervals during the term of the lease. In addition, the Company has negotiated rent abatement periods to better match the phased build-out of the data center space. The Company accounts for such abatements and increasing base rentals using the straight-line method over the noncancelable term of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent payable.

Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage.

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

Obligation	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$18,149	$18,336	$18,014	$17,752	$16,287	$72,518	$161,056
Other (1)	6,667	1,125	989	527	142	745	10,195
Total	$24,816	$19,461	$19,003	$18,279	$16,429	$73,263	$171,251

(1) Obligations for tenant improvement work at SV1, power contracts, and telecommunications leases.

Rent expense was $18.7 million, $18.3 million, $4.6 million, $2.2 million, for the years ended December 31, 2012 and 2011, for the period from September 28, 2010 to December 31, 2010, and the period from January 1, 2010 to September 27, 2010, respectively.

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction contracts with third parties for the development of our properties. At December 31, 2012, we had open commitments related to construction contracts of approximately $35.0 million.

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on us.

As previously disclosed, we were involved in litigation in the Colorado District Court in Denver, Colorado with Ari Brumer, the former general counsel of our affiliate, CoreSite, LLC, arising out of the termination of Mr. Brumer’s employment. The allegations made by Mr. Brumer in his complaint against us, certain of our affiliates, and certain affiliates of The Carlyle Group also have been previously reported, as have been the counterclaims asserted against Mr. Brumer by us and certain of our affiliates. On December 6, 2012, the parties reached binding settlement with Mr. Brumer pursuant to which, following full documentation of the binding settlement terms on January 10, 2013, we paid Mr. Brumer a cash payment in an amount that we do not consider to be material. We do not consider this settlement as having a material adverse effect on our business, financial position, liquidity or results of operations. We recorded the settlement expense in general and administrative expense for the year ended December 31, 2012.

One of our former customers, brought an action against us in April 2009 before the American Arbitration Association in California asserting claims of breach of contract, unfair business practices, negligent misrepresentation and fraudulent inducement. Our former customer alleged that it suffered damages of approximately $3.5 million, consisting of license and service fees paid to us, loss of business income and equipment damage, and sought attorney’s fees and punitive damages. We counterclaimed for breach of contract and bad faith dealing. On April 6, 2012, we agreed to pay our former customer $1.5 million to settle the action in its entirety and recorded the settlement expense in general and administrative expense for the year ended December 31, 2012.

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2012 and 2011 (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Revenue	$55,252	$53,762	$50,636	$47,284
Operating income	5,936	5,059	3,814	2,234
Net income	4,578	2,947	1,848	1,343
Net income attributable to common shares	1,862	1,320	826	600
Net income per share attributable to common shares - basic	$0.09	$0.06	$0.04	$0.03
Net income per share attributable to common shares - diluted	$0.09	$0.06	$0.04	$0.03

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
Revenue	$46,029	$44,367	$42,484	$39,966
Operating income (loss)	1,072	1,125	(3,473)	(5,814)
Net income (loss)	462	263	(3,588)	(7,916)
Net income (loss) attributable to common shares	179	112	(1,530)	(3,372)
Net income (loss) per share attributable to common shares - basic	$0.01	$0.01	$(0.08)	$(0.17)
Net income (loss) per share attributable to common shares - diluted	$0.01	$0.01	$(0.08)	$(0.17)

CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation

December 31, 2012

					Costs Capitalized		Gross Amount Carried at
			Initial Cost		Subsequent to Acquisition		December 31, 2012				Year
				Building and		Building and		Building and		Accumulated Depreciation	Acquired
Property Name	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	at December 31, 2012	or Leased
	(In thousands)
SV1	San Jose, CA	$59,750	$6,863	$91,719	$—	$15,023	$6,863	$106,742	$113,605	$7,342	2010
SV2	Milpitas, CA	—	5,086	5,046	—	17,502	5,086	22,548	27,634	8,073	2006
SV3	Santa Clara, CA	—	3,972	3,482	—	41,731	3,972	45,213	49,185	11,246	2007
SV4	Santa Clara, CA	—	4,442	3,716	—	79,920	4,442	83,636	88,078	3,136	2007
Santa Clara Campus	Santa Clara, CA	—	11,486	9,240	1,131	4,088	12,617	13,328	25,945	2,115	2007
BO1	Somerville, MA	—	6,100	26,748	—	43,652	6,100	70,400	76,500	18,682	2007
NY1	New York, NY	—	—	—	—	31,292	—	31,292	31,292	9,199	2007
VA1	Reston, VA	—	12,100	32,939	—	74,783	12,100	107,722	119,822	17,901	2007
DC1	Washington, DC	—	—	4,797	—	1,996	—	6,793	6,793	1,197	2010
CH1	Chicago, IL	—	5,493	49,522	—	25,921	5,493	75,443	80,936	6,008	2010
LA1	Los Angeles, CA	—	—	41,099	—	10,735	—	51,834	51,834	8,505	2010
LA2	Los Angeles, CA	—	28,467	94,114	—	21,155	28,467	115,269	143,736	10,102	2010
MI1	Miami, FL	—	728	9,325	—	432	728	9,757	10,485	964	2010
DE1	Denver, CO	—	—	37		232	—	269	269	18	2012
DE2	Denver, CO	—	—	4		5	—	9	9	2	2012
	Total	$59,750	$84,737	$371,788	$1,131	$368,467	$85,868	$740,255	$826,123	$104,490

The aggregate cost of the total properties for federal income tax purposes was approximately $812.2 million (unaudited) at December 31, 2012.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation

 Schedule III

 Real Estate and Accumulated Depreciation

 December 31, 2012

The following table reconciles the historical cost and accumulated depreciation of the CoreSite Realty Corporation properties for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
		(In thousands)
Property
Balance, beginning of period	$738,596	$622,622	$234,262
Additions - property acquisitions	—	—	332,128
Additions - improvements	87,527	115,974	56,232
Balance, end of period	$826,123	$738,596	$622,622

Accumulated Depreciation
Balance, beginning of period	$64,428	$32,943	$16,207
Additions - depreciation, net of disposals	40,062	31,485	16,736
Balance, end of period	$104,490	$64,428	$32,943

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2012, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included on page 48 of this Annual Report.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders, to be filed no later than April 30, 2013, and is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2013 Annual Meeting of Stockholders.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders, to be filed no later than April 30, 2013, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders, to be filed no later than April 30, 2013, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders, to be filed no later than April 30, 2013, and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders, to be filed no later than April 30, 2013, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.

(2)

Schedule III—Real Estate and Accumulated Depreciation is included herein at page 72. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)       The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation – 7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan.(1)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite, L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.8	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.9	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.10	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.11	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.12	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013. (10)
10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.16	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009. (9)
10.17	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011 (9).
10.18	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013. (10)
10.19	Form of Restricted Stock Agreement.(3)*
10.20	Form of Restricted Unit Agreement.(1)*
10.21	Form of Management Rights Agreement.(1)*
10.22	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.23	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*
10.24	Employment Agreement between CoreSite L.L.C and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.25	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.26	Employment Agreement between CoreSite L.L.C. and Jarrett Appleby, dated as of April 6, 2012.(7)*
10.27

Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C. and CoreSite One Wilshire, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank, as documentation agent, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Bank and RBC Capital Markets, LLC, as joint lead arrangers and joint book managers, dated as of January 3. 2013.(6)

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

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on February 11, 2011.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on January 7, 2013.

(7)	Incorporated by reference to our Current Report on Form 8-K filed April 10, 2012.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on December 18, 2012.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on November 2, 2012.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2013	CORESITE REALTY CORPORATION

	By:	/s/ Thomas M. Ray
Thomas M. Ray
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Thomas M. Ray	President and Chief Executive Officer
Thomas M. Ray	(Principal Executive Officer) and Director	February 25, 2013

/s/ Jeffrey S. Finnin
Jeffrey S. Finnin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013

/s/ Robert G. Stuckey
Robert G. Stuckey	Chairman of the Board of Directors	February 25, 2013

/s/ James A. Attwood, Jr.
James A. Attwood, Jr.	Director	February 25, 2013

/s/ Michael Koehler
Michael Koehler	Director	February 25, 2013

/s/ Paul E. Szurek
Paul E. Szurek	Director	February 25, 2013

/s/ J. David Thompson
J. David Thompson	Director	February 25, 2013

/s/ David A. Wilson
David A. Wilson	Director	February 25, 2013

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation – 7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan.(1)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite, L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.8	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.9	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.10	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.11	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.12	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013. (10)
10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.16	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009. (9)
10.17	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011 (9).
10.18	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013. (10)
10.19	Form of Restricted Stock Agreement.(3)*
10.20	Form of Restricted Unit Agreement.(1)*
10.21	Form of Management Rights Agreement.(1)*
10.22	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.23	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*
10.24	Employment Agreement between CoreSite L.L.C and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.25	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.26	Employment Agreement between CoreSite L.L.C. and Jarrett Appleby, dated as of April 6, 2012.(7)*
10.27

Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C. and CoreSite One Wilshire, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank, as documentation agent, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Bank and RBC Capital Markets, LLC, as joint lead arrangers and joint book managers, dated as of January 3. 2013.(6)

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

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on February 11, 2011.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on January 7, 2013.

(7)	Incorporated by reference to our Current Report on Form 8-K filed April 10, 2012.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on December 18, 2012.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on November 2, 2012.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.