Form 10-Q
period 2013-03-31
CoreSite Realty Corp
filed 2013-04-25
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

The number of shares of common stock outstanding at April 23, 2013 was 21,381,336.

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Investments in real estate:
Land	$76,227	$85,868
Building and building improvements	618,593	593,020
Leasehold improvements	89,306	85,907
	784,126	764,795
Less: Accumulated depreciation and amortization	(115,435)	(104,490)
Net investment in operating properties	668,691	660,305
Construction in progress	98,957	61,328
Net investments in real estate	767,648	721,633
Cash and cash equivalents	8,487	8,130
Restricted cash	200	468
Accounts and other receivables, net of allowance for doubtful accounts of $570 and $625 as of March 31, 2013 and December 31, 2012, respectively	10,108	9,901
Lease intangibles, net of accumulated amortization of $30,899 and $33,050 as of March 31, 2013 and December 31, 2012, respectively	16,260	19,453
Goodwill	41,191	41,191
Other assets	47,695	44,556
Total assets	$891,589	$845,332

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$52,000	$—
Mortgage loans payable	59,375	59,750
Accounts payable and accrued expenses	49,903	50,624
Deferred rent payable	5,642	4,329
Acquired below-market lease contracts, net of accumulated amortization of $6,297 and $10,062 as of March 31, 2013 and December 2012, respectively	7,988	8,539
Prepaid rent and other liabilities	12,177	11,317
Total liabilities	187,085	134,559
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and oustanding as of March 31, 2013 and December 31, 2012	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,381,336 and 21,202,673 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	207	207
Additional paid-in capital	261,249	259,009
Accumulated deficit	(39,911)	(35,987)
Total stockholders’ equity	336,545	338,229
Noncontrolling interests	367,959	372,544
Total equity	704,504	710,773
Total liabilities and equity	$891,589	$845,332

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Rental revenue	$33,102	$29,630
Power revenue	13,529	12,374
Interconnection revenue	6,572	3,655
Tenant reimbursement and other	1,888	1,625
Total operating revenues	55,091	47,284
Operating expenses:
Property operating and maintenance	14,527	14,395
Real estate taxes and insurance	2,220	2,014
Depreciation and amortization	15,949	15,461
Sales and marketing	3,789	2,129
General and administrative	7,003	6,352
Rent	4,793	4,577
Transaction costs	5	122
Total operating expenses	48,286	45,050
Operating income	6,805	2,234
Interest income	2	2
Interest expense	(439)	(1,018)
Income before income taxes	6,368	1,218
Income tax (expense) benefit	(173)	125
Net income	6,195	1,343
Net income attributable to noncontrolling interests	2,262	743
Net income attributable to CoreSite Realty Corporation	3,933	600
Preferred stock dividends	(2,084)	—
Net income attributable to common shares	$1,849	$600
Net income per share attributable to common shares:
Basic	$0.09	$0.03
Diluted	$0.09	$0.03
Weighted average common shares outstanding
Basic	20,673,896	20,455,875
Diluted	21,314,779	20,694,855

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

				Additional		Total
	Preferred	Common Shares		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2013	115,000	21,202,673	207	259,009	(35,987)	338,229	372,544	710,773
Issuance of restricted stock awards, net of forfeitures	—	170,305	—	—	—	—	—	—
Exercise of stock options	—	8,358	—	131	—	131	—	131
Amortization of deferred compensation	—	—	—	2,109	—	2,109	—	2,109
Dividends declared on preferred stock	—	—	—	—	(2,084)	(2,084)	—	(2,084)
Dividends and distributions	—	—	—	—	(5,773)	(5,773)	(6,847)	(12,620)
Net income	—	—	—	—	3,933	3,933	2,262	6,195
Balance at March 31, 2013	$115,000	21,381,336	$207	$261,249	$(39,911)	$336,545	$367,959	$704,504

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,195	$1,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,949	15,461
Amortization of above/below market leases	(232)	(396)
Amortization of deferred financing costs	420	436
Amortization of share-based compensation	1,895	747
Bad debt expense	274	142
Changes in operating assets and liabilities:
Restricted cash	268	427
Accounts receivable	(481)	(983)
Deferred rent receivable	(196)	(1,568)
Deferred leasing costs	(1,978)	(1,982)
Other assets	(2,295)	(1,608)
Accounts payable and accrued expenses	(3,782)	1,969
Prepaid rent and other liabilities	860	(1,054)
Deferred rent payable	1,313	250
Net cash provided by operating activities	18,210	13,184
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(1,381)	(2,239)
Real estate improvements	(31,563)	(15,922)
Acquisition of NY2	(21,889)	—
Changes in reserves for capital improvements	—	152
Net cash used in investing activities	(54,833)	(18,009)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	131	408
Proceeds from revolving credit facility	52,000	35,250
Principal payments on mortgage loans	(375)	(25,082)
Payments of loan fees and costs	(2,258)	(109)
Dividends and distributions	(12,518)	(8,272)
Net cash provided by financing activities	36,980	2,195
Net change in cash and cash equivalents	357	(2,630)
Cash and cash equivalents, beginning of period	8,130	6,628
Cash and cash equivalents, end of period	$8,487	$3,998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$653	$1,481
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$12,435	$3,841
Accrual of dividends and distributions	$15,564	$8,489

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation, through its controlling interest in CoreSite, L.P. (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, the “Company,” “we,” or “our”), is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). The Company was organized in the State of Maryland on February 17, 2010, completed its initial public offering of common stock (the “IPO”) on September 28, 2010, and is the sole general partner of the Operating Partnership. As of March 31, 2013, the Company owns a 45.0% common interest in the Operating Partnership.

We are engaged in the business of owning, acquiring, constructing and managing technology-related real estate and as of March 31, 2013, our property portfolio included 14 operating data center facilities and multiple development projects located in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia, Chicago, Boston, New York City, Miami and Denver. The development projects include construction of new facilities in the San Francisco Bay, Northern Virginia, and New York.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the expected results for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, accrued liabilities, and performance-based equity compensation plans. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Adjustments and Reclassifications

Cash used for tenant improvement investing activities, included in the accompanying condensed consolidated statement of cash flows for 2012 have been reclassified to conform to the 2013 presentation. In addition, certain other amounts included in the condensed consolidated financial statements for 2012 have been reclassified to conform to the 2013 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.9 million and $0.7 million for the three months ended March 31, 2013, and 2012, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $11.9 million and $9.4 million for the three months ended March 31, 2013, and 2012, respectively.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss was recognized for the three months ended March 31, 2013.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2013, and December 31, 2012, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three months ended March 31, 2013.

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

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the assets. To the extent that an impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three months ended March 31, 2013, and 2012, no impairment was recognized.

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

When arrangements include both lease and nonlease elements, the revenue associated with separate elements are allocated based on their relative fair values. The revenue associated with each element is then recognized as earned. Interconnection, utility and power services are considered as separate earnings processes that are provided and completed on a month-to-month basis and revenue is recognized in the period that services are performed. Utility and power services are included in power revenue in the accompanying condensed consolidated statements of operations. Set-up charges and utility installation fees are initially deferred and recognized over the term of the arrangement as revenue or the expected period of performance unless management determines a separate earnings process exists related to an installation charge.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred.

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended March 31, 2013, and 2012, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.2 million and $0.4 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At March 31, 2013, and December 31, 2012, the allowance for doubtful accounts totaled $0.6 million for each period.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of the properties as well as the estimated equipment removal costs upon termination of a certain lease where the Company is the lessee. At March 31, 2013, and December 31, 2012, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $2.7 million and $2.6 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2013, the deferred income taxes were not material.

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

For the three months ended March 31, 2013, and 2012, one customer accounted for 7.3% and 10.4%, respectively, of total operating revenues.

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

3. Investment in Real Estate

On February 7, 2013, the Company acquired land and a vacant building, NY2, in Secaucus, NJ, with a total real estate value of $23.0 million.  NY2 is being developed into a data center facility. During the three months ended March 31, 2013, in addition to NY2, the Company commenced development on two other data center facilities, VA2 and SV5. Based on the relative fair values of each data center and the current land balances, land was allocated to each of VA2 and SV5 and was reclassified during the first quarter of 2013 to construction in progress in the condensed consolidated balance sheet. The reclassification equaled $5.2 million and $2.4 million for VA2 and SV5, respectively.

The following is a summary of the properties owned and leased at March 31, 2013 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Leasehold Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$102,979	$—	$10,869	$120,711
SV2	Milpitas, CA	5,086	22,471	—	241	27,798
SV3	Santa Clara, CA	3,972	45,206	—	17	49,195
SV4	Santa Clara, CA	4,442	71,346	—	13,284	89,072
SV5	Santa Clara, CA	—	—	—	7,629	7,629
Santa Clara Campus	Santa Clara, CA	8,173	8,221	—	4,908	21,302
BO1	Somerville, MA	6,100	68,584	—	8,681	83,365
NY1	New York, NY	—	—	31,685	55	31,740
NY2	Secaucus, NJ	—	—	—	29,369	29,369
VA1	Reston, VA	6,903	102,698	—	4,787	114,388
VA2	Reston, VA	—	—	—	8,454	8,454
DC1	Washington, DC	—	—	6,524	530	7,054
CH1	Chicago, IL	5,493	69,397	—	7,451	82,341
LA1	Los Angeles, CA	—	—	50,884	1,829	52,713
LA2	Los Angeles, CA	28,467	117,909	—	476	146,852
MI1	Miami, FL	728	9,782	—	28	10,538
DE1	Denver, CO	—	—	204	94	298
DE2	Denver, CO	—	—	9	255	264
Total		$76,227	$618,593	$89,306	$98,957	$883,083

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of March 31, 2013, and December 31, 2012 (in thousands):

	2013	2012
Deferred leasing costs	$15,019	$14,886
Deferred rent receivable	15,213	15,017
Deferred financing costs	4,303	2,520
Leasehold interests in corporate headquarters	4,151	4,152
Other	9,009	7,981
Total	$47,695	$44,556

Deferred leasing costs are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases.  The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
Remaining 2013	$2,760
2014	3,332
2015	2,308
2016	1,702
2017	1,148
Thereafter	3,769
Total	$15,019

5. Debt

A summary of outstanding indebtedness as of March 31, 2013, and December 31, 2012 is as follows (in thousands):

	Interest Rate	Maturity Date	March 31, 2013	December 31, 2012
SV1 - Mortgage loan	3.70% and 3.71% at March 31, 2013 and December 31, 2012, respectively	October 9, 2014	$59,375	$59,750
Revolving credit facility	2.20% and 2.46% at March 31, 2013 and December 31, 2012, respectively	January 3, 2017	52,000	—
Total principal outstanding			$111,375	$59,750

Revolving Credit Facility

On January 3, 2013, our Operating Partnership and certain subsidiary co-borrowers entered into a second amended and restated senior unsecured revolving credit facility (the “Second Amended and Restated Credit Agreement”) with a group of lenders for which KeyBank National Association acts as administrative agent. The Second Amended and Restated Credit Agreement amended the Operating Partnership’s senior secured revolving credit facility, dated December 15, 2011 (the “Prior Facility”), and provides for the release of the properties owned by the Operating Partnership’s wholly-owned subsidiaries from the existing liens in favor of the credit facility lenders, with the facility continuing on an unsecured basis and unconditionally guaranteed on a senior unsecured basis by the Company. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own or lease real estate properties, are co-borrowers under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement increased the commitment from the Prior Facility of $225.0 million to $355.0 million and extended the initial maturity date of the Prior Facility from December 15, 2014, to January 3, 2017, with a one-time extension option, which, if exercised, would extend the maturity date to January 3, 2018. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Second Amended and Restated Credit Agreement at initial maturity and certain other customary conditions. The Second Amended and Restated Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment by $145.0 million, to $500.0 million, under specified circumstances. As of March 31, 2013, and December 31, 2012, $52.0 and $0 million, respectively, was outstanding under the facility.

Under the Second Amended and Restated Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to 175 basis points, each depending on our Operating Partnership’s leverage ratio.

The total amount available for borrowings under the Second Amended and Restated Credit Agreement will be subject to the lesser of the facility amount or the availability calculated on our unencumbered asset pool. As of March 31, 2013, $294.5 million was available for us to borrow under the Second Amended and Restated Credit Agreement.

Our ability to borrow under the Second Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

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

As of March 31, 2013, we were in compliance with the covenants under our Second Amended and Restated Credit Agreement.

SV1 Mortgage Loan

As of March 31, 2013, SV1 had a $59.4 million mortgage loan with a maturity date of October 9, 2014. The loan bears variable interest and requires the payment of interest and principal until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of March 31, 2013, we were in compliance with the covenants.

Debt Maturities

The following table summarizes the amount of our debt maturities when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2013	$1,125
2014	58,250
2015	—
2016	—
2017	52,000
Total	$111,375

6. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Common Operating Partnership units have been eligible to have the Common Operating Partnership units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Common Operating Partnership units. Based on the results of this analysis, we concluded that the Common Operating Partnership units met the criteria to be classified within equity at March 31, 2013.

The following table shows the ownership interest in the Operating Partnership as of March 31, 2013, and December 31, 2012:

	March 31, 2013		December 31, 2012
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,718,955	45.0%	20,610,523	44.8%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	54.8%	25,275,390	55.0%
Incentive units held by employees	78,319	0.2%	78,319	0.2%
Total	46,072,664	100.0%	45,964,232	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Common Operating Partnership unit to the Company. During the three months ended March 31, 2013, the Company issued 109,234 shares of common stock related to employee compensation arrangements and, therefore, an equivalent number of Common Operating Partnership units were issued.

On December 12, 2012, the Operating Partnership issued 4.6 million Preferred Operating Partnership units to CoreSite Realty Corporation in connection with our issuance of Series A Cumulative Preferred Stock. The Preferred Operating Partnership units rank senior to the Common Operating Partnership units held by the Company and noncontrolling interests.

The redemption value of the noncontrolling interests at March 31, 2013, was $886.9 million based on the closing price of the Company’s stock of $34.98 on March 28, 2013, the last trading day of the quarter.

7. Stockholders’ Equity

On March 5, 2013, we declared a regular cash dividend for the quarter ended March 31, 2013, of $0.27 per common share payable to stockholders of record as of March 28, 2013. In addition, holders of Common Operating Partnership units also received a distribution of $0.27 per unit. The dividend and distribution were paid on April 15, 2013.

On March 5, 2013, we also declared a regular cash dividend for the quarter ended of March 31, 2013, of $0.62 per share of Series A Cumulative Redeemable Preferred Stock for the period December 12, 2012, to April 14, 2013. The dividend was paid on April 15, 2013, to stockholders of record as of March 28, 2013.

8. Equity Incentive Plan

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

As of March 31, 2013, 618,326 shares of our common stock remained available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2013, options to purchase 208,198 shares of common stock were granted. The fair values are being expensed on a straight-line basis over the vesting periods.

The following table sets forth the stock option activity under the 2010 Plan for the three months ended March 31, 2013:

	Number of Shares Subject to Option	Weighted Average Exercise Price
Options outstanding, December 31, 2012	1,017,195	$17.25
Granted	208,198	32.48
Forfeited	(4,036)	15.68
Exercised	(8,358)	15.66
Options outstanding, March 31, 2013	1,212,999	$19.88

The following table sets forth the number of shares subject to options that are unvested as of March 31, 2013, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2012	730,159	$5.70
Granted	208,198	10.00
Forfeited	(4,036)	4.92
Vested	(106,982)	4.97
Unvested balance, March 31, 2013	827,339	$6.88

As of March 31, 2013, total unearned compensation on options was approximately $5.0 million, and the weighted-average vesting period was 2.6 years.

Restricted Awards

During the three months ended March 31, 2013, the Company granted 174,952 shares of restricted stock. Additionally, the Company granted 240 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not outstanding shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to one share of common stock for each RSU. Restricted awards are amortized on a straight-line basis over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2012	598,695	$21.37
Granted	175,192	32.33
Forfeited	(3,845)	21.27
Vested	(101,456)	18.72
Unvested balance, March 31, 2013	668,586	$24.65

As of March 31, 2013, total unearned compensation on restricted awards was approximately $13.8 million, and the weighted-average vesting period was 2.7 years.

Common Operating Partnership Units

In connection with our IPO, we granted 25,883 Common Operating Partnership units, which had a grant date fair value of $15.98 per unit, or $0.4 million in total. The Common Operating Partnership units are amortized on a straight-line basis over the vesting period. As of March 31, 2013, 17,254 units have vested, 7,138 units were unvested and 1,491 were forfeited. As of March 31, 2013, total unearned compensation on Common Operating Partnership units was approximately $0.1 million, and the weighted-average vesting period was less than one year.

9. Earnings Per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income attributable to common shares	$1,849	$600
Weighted average common shares outstanding - basic	20,673,896	20,455,875
Effect of potentially dilutive common shares:
Stock options	363,346	119,963
Unvested restricted awards	277,537	119,017
Weighted average common shares outstanding - diluted	21,314,779	20,694,855
Net income per share attributable to common shares
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

In the calculations above, we have excluded weighted average potentially dilutive securities of 133,166 and 23,806 for the three months ended March 31, 2013, and 2012, respectively, as their effect would have been antidilutive.

10. Estimated Fair Value of Financial Instruments

Authoritative guidance issued by FASB establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under the authoritative guidance are as follows:

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

The balance of our mortgage loan payable and revolving credit facility was $111.4 million and $59.8 million as of March 31, 2013, and December 31, 2012, respectively, with a fair value that approximated book value at both periods, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of mortgage notes payable and the revolving credit facility are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

11. Related Party Transactions

We lease 1,515 net rentable square feet of space at VA1 to an affiliate of The Carlyle Group. The lease commenced on July 1, 2008, and expires on June 30, 2013. Rental revenue was less than $0.1 million for both the three months ended March 31, 2013, and 2012.

12. Commitments and Contingencies

As of March 31, 2013, the Company leases data center space under noncancelable operating lease agreements at NY1, LA1, DC1, DE1, and DE2, and the Company leases its headquarters located in Denver, Colorado, under a noncancelable operating lease agreement. The lease agreements provide for base rental rate increases at defined intervals during the term of the lease. In addition, the Company has negotiated rent abatement periods to better match the phased build-out of the data center space. The Company accounts for such abatements and increasing base rentals using the straight-line method over the noncancelable term of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent payable.

Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

Obligation	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$13,634	$18,336	$18,014	$17,752	$16,288	$72,518	$156,542
Credit Facility(1)	858	1,144	1,144	1,144	52,000	—	56,290
Mortgages payable (2)	2,755	59,846	—	—	—	—	62,601
Construction Contracts (3)	50,758	—	—	—	—	—	50,758
Other (4)	967	1,178	1,039	532	142	745	4,603
Total	$68,972	$80,504	$20,197	$19,428	$68,430	$73,263	$330,794

(1) Includes $52.0 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of January 3, 2017. The revolving credit facility is subject to variable rates and we estimated payments based on the interest rate as of March 31, 2013.

(2) Includes $59.4 million of mortgage principal payments and annual interest payments until debt maturity of $1.6 million in 2013 and $1.6 million in 2014. The mortgage payable is subject to variable rates and we estimated payments based on the interest rate as of March 31, 2013.

(3) Obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.

(4) Obligations for power contracts and telecommunications leases.

Rent expense on operating leases for the three months ended March 31, 2013, and 2012 was $4.8 million and $4.6 million, respectively.

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters to which we currently are a party, the ultimate disposition of any such matter will not result in a material adverse effect on us.

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

In particular, statements pertaining to our capital resources, portfolio performance, financial condition and results of operations contain certain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We provide data center solutions to more than 750 of the world’s leading carriers and mobile operators, content and cloud providers, media and entertainment companies and global enterprises. Across 14 high-performance data center campuses in nine North America markets, we connect customers to help them grow their businesses, run performance-sensitive applications and secure their crucial data devices.

We formed CoreSite Realty Corporation as a Maryland corporation on February 17, 2010. We completed our IPO of common stock on September 28, 2010, and through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City, Miami and Denver. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2010.

Our Portfolio

As of March 31, 2013, our property portfolio included 14 operating data center facilities and multiple development projects which collectively comprise over 2.7 million net rentable square feet of space (“NRSF”), of which approximately 1.3 million NRSF is existing data center space, including pre-stabilized space. The development projects include construction of new facilities in the San Francisco Bay, Northern Virginia, and New York.  The operating portfolio includes approximately 324,000 NRSF of space readily available for lease, of which 245,000 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at March 31, 2013, vacant space and land targeted for future development, we own land and buildings sufficient to develop approximately 1.2 million square feet of data center space. We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets. The following table provides an overview of our properties as of March 31, 2013:

		Stabilized Operating NRSF (1)
		Data Center(2)		Office and Light- Industrial(3)		Total		Pre- Stabilized(7)	Development(8)
Market/Facilities	Annualized Rent ($000)(4)	Total	Percent Occupied(5)	Total	Percent Occupied(5)	Total(6)	Percent Occupied(5)	Total	Total	Total Portfolio
Los Angeles
One Wilshire Campus
LA1*	$24,233	150,278	76.4%	7,500	45.5%	157,778	74.9%	—	7,309	165,087
LA2	12,944	159,617	81.2	6,055	72.7	165,672	80.9	31,585	236,902	434,159
Los Angeles Total	37,177	309,895	78.9	13,555	57.7	323,450	78.0	31,585	244,211	599,246

San Francisco Bay
SV1	11,328	84,045	87.9	206,255	80.2	290,300	82.4	—	—	290,300
SV2	6,092	76,676	65.5	—	—	76,676	65.5	—	—	76,676
Santa Clara Campus	18,978	119,067	84.6	71,196	91.7	190,263	87.3	16,640	289,347	496,250
San Francisco Bay Total	36,398	279,788	79.5	277,451	83.2	557,239	81.8	16,640	289,347	863,226

Northern Virginia
VA1	21,761	201,719	74.4	61,050	74.9	262,769	74.5	—	—	262,769
VA2	—	—	—	—	—	—	—	—	198,000	198,000
DC1*	2,315	22,137	80.8	—	—	22,137	80.8	—	—	22,137
Northern Virginia Total	24,076	223,856	75.1	61,050	74.9	284,906	75.0	—	198,000	482,906

Boston
BO1	10,030	148,795	91.6	13,063	31.7	161,858	86.8	—	111,313	273,171

Chicago
CH1	10,513	158,167	82.5	4,946	56.9	163,113	81.7	—	20,240	183,353

New York
NY1*	5,195	48,404	71.9	—	—	48,404	71.9	—	—	48,404
NY2	—	—	—	—	—	—	—	—	283,000	283,000
New York Total	5,195	48,404	71.9	—	—	48,404	71.9	—	283,000	331,404

Miami
MI1	1,689	30,176	56.7	1,934	100.0	32,110	59.3	—	13,154	45,264

Denver
DE1*	770	4,144	92.3	—	—	4,144	92.3	—	—	4,144
DE2*	165	5,140	70.6	—	—	5,140	70.6	—	—	5,140
Denver Total	935	9,284	80.3	—	—	9,284	80.3	—	—	9,284
Total Facilities	$126,013	1,208,365	79.7%	371,999	78.8%	1,580,364	79.5%	48,225	1,159,265	2,787,854

* Indicates properties in which we hold a leasehold interest.

(1)

Represents the square feet at each building under lease as specified in existing customer lease agreements plus management’s estimate of space available for lease to customers based on engineers’ drawings and other factors, including required data center support space (such as mechanical, telecommunications and utility rooms) and building common areas. Total NRSF at a given facility includes the total operating NRSF, pre-stabilized NRSF and total development NRSF, but excludes our office space at a facility and our corporate headquarters.

(2)

Represents the NRSF at each operating facility that is currently occupied or readily available for lease as data center space. Both occupied and available data center NRSF includes a factor to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties.

(3)

Represents the NRSF at each operating facility that is currently occupied or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial uses.

(4)

Represents the monthly contractual rent under existing commenced customer leases as of March 31, 2013, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and it excludes power revenue, interconnection revenue and operating expense reimbursement.

(5)

Includes customer leases that have commenced and are occupied as of March 31, 2013. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF. The percent occupied for data center space, office and light industrial space, and space in total would have been 81.6%, 79.4%, and 81.1%, respectively, if all leases signed in current and prior periods had commenced.

(6)	Represents the NRSF at an operating facility currently occupied or readily available for lease. This excludes existing vacant space held for development and pre-stabilized NRSF.

(7)

Represents pre-stabilized NRSF of projects/facilities which have been recently developed and are in the initial lease-up phase. Effective January 1, 2013, new pre-stabilized projects/facilities are excluded from stabilized operating NRSF. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

(8)

Represents vacant space and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities as of March 31, 2013. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.

Our property portfolio has experienced consistent growth since our IPO. The following table shows the March 31, 2013, operating statistics for space that was leased and available to be leased as of December 31, 2011, at each of our properties, and excludes space for which development was completed and became available to be leased after December 31, 2011. For comparison purposes, the operating activity totals as of December 31, 2012, and 2011, for this space are provided at the bottom of this table.

		Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light- Industrial		Total
Market/Facilities	Annualized Rent ($000)	Total	Percent Occupied	Total	Percent Occupied	Total	Percent Occupied
Los Angeles
LA1*	$24,233	150,278	76.4%	7,500	45.5%	157,778	74.9%
LA2	12,815	156,366	80.8	5,147	85.5	161,513	80.9
Los Angeles Total	37,048	306,644	78.6	12,647	61.8	319,291	78.0

San Francisco Bay
SV1	11,328	84,045	87.9	206,255	80.2	290,300	82.4
SV2	6,092	76,676	65.5	—	—	76,676	65.5
Santa Clara Campus	12,695	68,116	91.8	70,760	91.6	138,876	91.7
San Francisco Bay Total	30,115	228,837	81.6	277,015	83.1	505,852	82.4

Northern Virginia
VA1	19,530	137,670	97.8	61,050	74.9	198,720	90.8
DC1*	2,315	22,137	80.8	—	—	22,137	80.8
Northern Virginia Total	21,845	159,807	95.4	61,050	74.9	220,857	89.8

Boston
BO1	10,030	148,795	91.6	13,063	31.7	161,858	86.8

Chicago
CH1	10,266	128,906	96.7	4,946	56.9	133,852	95.3

New York
NY1*	5,195	48,404	71.9	—	—	48,404	71.9

Miami
MI1	1,689	30,176	56.7	1,934	100.0	32,110	59.3
Total Facilities at March 31, 2013(1)	$116,188	1,051,569	84.9%	370,655	79.0%	1,422,224	83.4%

Total Facilities at December 31, 2012	$114,206		84.2%		79.1%		82.8%

Total Facilities at December 31, 2011	$103,502		83.5%		83.5%		83.5%

* Indicates properties in which we hold a leasehold interest.

(1) The percent occupied for data center space, office and light industrial space, and space in total would have been 87.1%, 79.6%, and 85.1%, respectively, if all leases signed in current and prior periods had commenced.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under development and NRSF held for development throughout our portfolio as of March 31, 2013:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
Los Angeles
One Wilshire Campus
LA1	—	7,309	7,309
LA2	—	236,902	236,902
San Francisco Bay
Santa Clara Campus(3)	116,107	173,240	289,347
Northern Virginia
VA2	50,000	148,000	198,000
Boston
BO1	23,663	87,650	111,313
Chicago
CH1	20,240	—	20,240
New York
NY2	65,000	218,000	283,000
Miami
MI1	—	13,154	13,154
Total Facilities	275,010	884,255	1,159,265

(1)	Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use has commenced prior to March 31, 2013.
(2)	Reflects NRSF held for development at a facility which will require substantial development activities to prepare the property for its intended use.
(3)

We plan and are entitled to develop approximately 290,000 NRSF of data center space at this campus. Incremental to the 290,000 NRSF, we have approximately 71,000 NRSF of office and light-industrial space in our operating portfolio which we may develop into data center space and we plan to develop an additional 116,000 NRSF of data center space at this campus upon our receipt of the necessary entitlement.

During the three months ended March 31, 2013, we signed new leases totaling approximately 42,799 NRSF. The following table provides an overview of our new and expansion data center leasing activity (in NRSF):

	Three Months Ended:
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
New and expansion leases signed but not yet commenced at beginning of period	148,817	12,941	41,545	32,436	25,571
Adjustments(1)		544
New and expansion leases signed during the period	42,799	156,704	11,387	26,290	37,563
New and expansion leases signed during the period which have commenced	(14,679)	(14,414)	(5,699)	(8,157)	(15,195)
New and expansion leases signed in previous periods which commenced during period	(24,697)	(6,958)	(34,292)	(9,024)	(15,503)
Total leases signed but not yet commenced at end of period	152,240	148,817	12,941	41,545	32,436

(1)

Adjustments due to a change in the factor used to allocate support space to reflect the current build-out of certain properties. The adjustment does not alter the contractual rent we expect to receive under the affected leases.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 324,000 NRSF of available space in our portfolio, which excludes pre-stabilized leasable space, leases representing approximately 14.2% and 19.7% of the NRSF in our portfolio are scheduled to expire during the remainder of 2013 and the year ending December 31, 2014, respectively.

Results of Operations

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, which is accessible on the SEC’s website at www.sec.gov.

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
Operating Revenue	$55,091	$47,284	$7,807	16.5%
Operating Expense	48,286	45,050	3,236	7.2%
Interest Expense	439	1,018	(579)	-56.9%
Net income	6,195	1,343	4,852	361.3%

Operating Revenue. Operating revenue for the three months ended March 31, 2013, was $55.1 million compared to $47.3 million for the three months ended March 31, 2012. There was an increase of $7.8 million in operating revenue, or 16.5%. The increase was primarily due to rental, interconnection and power revenue growth generated from computer rooms placed into service during 2012 and subsequent to March 31, 2012. These new computer rooms, located at VA1, CH1 and SV4, increased operating data center space by 93,000 NRSF or 8.4% quarter-over-quarter. In addition, we commenced over 117,000 NRSF of new and expansion leases during the twelve months since March 31, 2012, which is summarized in the data center leasing table above.

Operating Expenses. Operating expenses for the three months ended March 31, 2013, were $48.3 million compared to $45.1 million for the three months ended March 31, 2012. The increase of $3.2 million, or 7.2%, was primarily due to additional property operating and maintenance expenses and depreciation expense associated with the placement into service of three computer rooms located at VA1, CH1 and SV4 during 2012.  Additionally, there was an increase in stock compensation and salaries expense due to growth in employee head count. These increases were offset by a $1.5 decrease in general and administration expense associated with a litigation settlement during the three months ended March 31, 2012.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2013, was $0.4 million compared to $1.0 million for the three months ended March 31, 2012. The decrease in interest expense was primarily due to the lower average debt balance during the three months ended March 31, 2013 compared to March 31, 2012 primarily due to the issuance of $115.0 million of preferred stock on December 12, 2012. The proceeds were used to repay $109.4 million of debt, including a mortgage loan payable and borrowings under our revolving credit facility. Also, we capitalized $0.3 million more interest in 2013 compared to 2012 because of the increase in development activities which is demonstrated by the 275,010 NRSF under development as of March 31, 2013 compared to 78,856 NRSF under development as of March 31, 2012.

Net Income. Net income for the three months ended March 31, 2013, was $6.2 million compared to $1.3 million for the three months ended March 31, 2012. The increase of $4.9 million was primarily due to operating revenue growth from the placement into service of additional space at several data centers and the decrease of interest expense which were partially offset by an increase in operating expenses associated with increased head count and property operating and maintenance expense.

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net cash provided by operating activities was $18.2 million for the three months ended March 31, 2013 compared to $13.2 million for the three months ended March 31, 2012. The increased cash provided by operating activities of $5.0 million was primarily due to the growth in rental, power and interconnection revenue year-over-year due to the completion and subsequent leasing of data center space at several data centers.

Net cash used in investing activities increased by $36.8 million to $54.8 million for the three months ended March 31, 2013, compared to $18.0 million for the three months ended March 31, 2012. This increase was primarily due to the acquisition of NY2 for $21.9 million during the three months ended March 31, 2013. Additionally, cash invested in data center development activities increased by $15.6 million compared to three months ended March 31, 2012, due to the 196,000 increase in NRSF under development as of March 31, 2013 compared to March 31, 2012.

Net cash provided by financing activities was $37.0 million for the three months ended March 31, 2013, compared to $2.2 million for the three months ended March 31, 2012. The increase in cash provided by financing activities of $34.8 million was primarily due to increased draws on our revolving credit facility during three months ended March 31, 2013, of $16.8 million and mortgage loans paid-off during the three months ended March 31, 2012, of $25.1 million. Also, the increase is slightly offset by an increase in dividends and distributions paid and loans fees associated with the Second Amended and Restated Credit Agreement for the revolving credit facility during the three months ended March 31, 2013.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement filed on September 28, 2011, that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. On December 12, 2012, we issued 4.6 million shares of 7.25% Series A Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and offering expenses, of $110.5 million, including the proceeds from the exercise of the full underwriters’ over-allotment option. The net proceeds received were used to repay $77.8 million of borrowing under our revolving credit facility, the full amount of the mortgage loan payable of $31.6 million encumbering our VA1 property and for general corporate purposes, including development opportunities.

Our short-term liquidity requirements primarily consist of funds needed for future distributions to common and preferred stockholders and holders of our common operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain capital expenditures, including for the development of data center space during the next 12 months. As of March 31, 2013, we had $8.5 million of cash and equivalents, excluding $0.2 million of restricted cash. Subject to our ability to obtain capital with favorable terms, we estimate our anticipated development activity over the next 12 months will require approximately $180.0 million to $200.0 million of investment to expand our operating data center portfolio. We expect to meet our short and long-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including by drawing on our revolving credit facility. In the three months ended March 31, 2013, we entered into a Second Amended and Restated Credit Agreement, which increased our borrowing capacity to $355.0 million. As of March 31, 2013, we have up to $294.5 million additional borrowing capacity under our revolving credit facility. Our ability to borrow under the Second Amended and Restated Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants. As of March 31, 2013, we were in compliance with the covenants under our Second Amended and Restated Credit Agreement.

Our long-term liquidity requirements primarily consist of the costs to fund the development of the Santa Clara Campus, the One Wilshire Campus, VA2, NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common operating partnership units, scheduled debt maturities and capital improvements. We expect to meet our long-term liquidity requirements primarily by incurring long-term indebtedness, such as property mortgage loans, and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common operating partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Inflation

Substantially all of our leases contain annual rent increases. As a result, we believe that we are largely insulated from the effects of inflation. However, any increases in the costs of development of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to develop our properties and increased depreciation expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these development costs to our customers in the form of higher rents.

Indebtedness

A summary of outstanding indebtedness, including interest rates and debt maturities as of March 31, 2013, and December 31, 2012, is as follows (in thousands)

		Maturity	March 31,	December 31,
	Interest Rate	Date	2013	2012
SV1 - Mortgage loan	3.70% and 3.71% at March 31, 2013 and December 31, 2012, respectively	October 9, 2014	$59,375	$59,750
Revolving credit facility	2.20% and 2.46% at March 31, 2013 and December 31, 2012, respectively	January 3, 2017	52,000	—
Total principal outstanding			$111,375	$59,750

As of March 31, 2013, we were in compliance with the covenants under our revolving credit facility and the SV1 mortgage loan. For additional information with respect to our outstanding indebtedness as of March 31, 2013, and December 31, 2012, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to “Item 1. Financial Statements — Note 5 — Debt.”

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

We disclose this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have an economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income. The following table is a reconciliation of our net income to FFO:

	Three Months Ended March 31,
	2013	2012
Net income	$6,195	$1,343
Real estate depreciation and amortization	15,142	15,008
FFO	21,337	16,351
Preferred stock dividends	(2,084)	—
FFO attributable to common shares and units	$19,253	$16,351

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2013, we had $111.4 million of consolidated indebtedness that bore interest at variable rates. We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by $1.1 million per year.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock. (2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1

Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive, L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C. and CoreSite One Wilshire, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank, as documentation agent, and Keybanc Capital Markets, RBC Capital Markets LLC, and Regions Bank as joint lead arrangers and joint book managers, dated as of January 3, 2013.(4)

10.2	Fourth Amendment to Lease by and between Hines REIT One Wilshire L.P. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(5)

10.3	First Amendment to Sublease by and between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(5)

10.4	2013 Executive Short-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

(1)         Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)         Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.

(3)         Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(4)         Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2013.

(5)         Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: April 25, 2013	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock. (2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1

Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive, L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C. and CoreSite One Wilshire, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank, as documentation agent, and Keybanc Capital Markets, RBC Capital Markets LLC, and Regions Bank as joint lead arrangers and joint book managers, dated as of January 3, 2013.(4)

10.2	Fourth Amendment to Lease by and between Hines REIT One Wilshire L.P. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(5)

10.3	First Amendment to Sublease by and between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(5)

10.4	2013 Executive Short-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

(1)         Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)         Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.

(3)         Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(4)         Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2013.

(5)         Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.