Form 10-Q
period 2013-06-30
CoreSite Realty Corp
filed 2013-07-26
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

The number of shares of common stock outstanding at July 24, 2013 was 21,404,156.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Investments in real estate:
Land	$76,227	$85,868
Building and building improvements	652,142	596,405
Leasehold improvements	91,175	85,907
	819,544	768,180
Less: Accumulated depreciation and amortization	(129,038)	(105,433)
Net investment in operating properties	690,506	662,747
Construction in progress	104,963	61,328
Net investments in real estate	795,469	724,075
Cash and cash equivalents	2,803	8,130
Accounts and other receivables, net of allowance for doubtful accounts of $347 and $625 as of June 30, 2013, and December 31, 2012, respectively	7,930	9,901
Lease intangibles, net of accumulated amortization of $23,280 and $33,050 as of June 30, 2013, and December 31, 2012, respectively	14,154	19,453
Goodwill	41,191	41,191
Other assets	45,312	42,582
Total assets	$906,859	$845,332

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$73,000	$—
Mortgage loans payable	59,000	59,750
Accounts payable and accrued expenses	50,127	50,624
Deferred rent payable	5,725	4,329
Acquired below-market lease contracts, net of accumulated amortization of $5,689 and $10,062 as of June 30, 2013, and December 2012, respectively	7,520	8,539
Prepaid rent and other liabilities	11,590	11,317
Total liabilities	206,962	134,559
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and oustanding as of June 30, 2013, and December 31, 2012	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,404,156 and 21,202,673 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	208	207
Additional paid-in capital	263,479	259,009
Distributions in excess of net income	(43,078)	(35,987)
Total stockholders’ equity	335,609	338,229
Noncontrolling interests	364,288	372,544
Total equity	699,897	710,773
Total liabilities and equity	$906,859	$845,332

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Rental revenue	$34,205	$30,604	$67,307	$60,234
Power revenue	14,486	12,939	28,015	25,313
Interconnection revenue	7,053	5,436	13,625	9,091
Tenant reimbursement and other	1,923	1,657	3,811	3,282
Total operating revenues	57,667	50,636	112,758	97,920
Operating expenses:
Property operating and maintenance	15,118	15,274	29,645	29,669
Real estate taxes and insurance	2,304	2,132	4,524	4,146
Depreciation and amortization	16,261	15,947	32,210	31,408
Sales and marketing	3,936	2,581	7,725	4,710
General and administrative	6,177	6,036	13,180	12,388
Rent	4,756	4,691	9,549	9,268
Transaction costs	249	161	254	283
Total operating expenses	48,801	46,822	97,087	91,872
Operating income	8,866	3,814	15,671	6,048
Interest income	2	5	4	7
Interest expense	(783)	(1,309)	(1,222)	(2,327)
Income before income taxes	8,085	2,510	14,453	3,728
Income tax expense	(206)	(662)	(379)	(537)
Net income	7,879	1,848	14,074	3,191
Net income attributable to noncontrolling interests	3,176	1,022	5,438	1,765
Net income attributable to CoreSite Realty Corporation	4,703	826	8,636	1,426
Preferred stock dividends	(2,085)	—	(4,169)	—
Net income attributable to common shares	$2,618	$826	$4,467	$1,426
Net income per share attributable to common shares:
Basic	$0.13	$0.04	$0.22	$0.07
Diluted	$0.12	$0.04	$0.21	$0.07
Weighted average common shares outstanding
Basic	20,829,375	20,532,930	20,752,065	20,494,402
Diluted	21,445,875	20,914,686	21,412,289	20,801,050

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

				Additional	Distributions	Total
	Preferred	Common Shares		Paid-in	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2013	$115,000	21,202,673	$207	$259,009	$(35,987)	$338,229	$372,544	$710,773
Issuance of restricted stock awards, net of forfeitures	—	167,790	1	—	—	1	—	1
Exercise of stock options	—	33,693	—	525	—	525	—	525
Amortization of deferred compensation	—	—	—	3,945	—	3,945	—	3,945
Dividends declared on preferred stock	—	—	—	—	(4,169)	(4,169)	—	(4,169)
Dividends and distributions	—	—	—	—	(11,558)	(11,558)	(13,694)	(25,252)
Net income	—	—	—	—	8,636	8,636	5,438	14,074
Balance at June 30, 2013	$115,000	21,404,156	$208	$263,479	$(43,078)	$335,609	$364,288	$699,897

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,074	$3,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,210	31,408
Amortization of above/below market leases	(431)	(797)
Amortization of deferred financing costs	847	872
Amortization of share-based compensation	3,578	2,526
Bad debt expense	157	36
Changes in operating assets and liabilities:
Accounts receivable	1,814	(1,478)
Deferred rent receivable	(618)	(2,477)
Deferred leasing costs	(4,204)	(2,544)
Other assets	(1,025)	(1,196)
Accounts payable and accrued expenses	(2,215)	(246)
Prepaid rent and other liabilities	273	(1,989)
Deferred rent payable	1,395	492
Net cash provided by operating activities	45,855	27,798
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(3,405)	(3,417)
Real estate improvements	(68,161)	(31,800)
Acquisition of NY2	(21,889)	—
Acquisition of Comfluent, net of cash received	—	(2,581)
Changes in reserves for capital improvements	—	153
Net cash used in investing activities	(93,455)	(37,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	525	795
Proceeds from revolving credit facility	73,000	49,750
Principal payments on mortgage loans	(750)	(25,165)
Payments of loan fees and costs	(2,617)	(106)
Dividends and distributions paid on common stock and OP units	(25,033)	(16,529)
Dividends paid on preferred stock	(2,852)	—
Net cash provided by financing activities	42,273	8,745
Net change in cash and cash equivalents	(5,327)	(1,102)
Cash and cash equivalents, beginning of period	8,130	6,628
Cash and cash equivalents, end of period	$2,803	$5,526
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,860	$2,974
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$12,708	$6,380
Accrual of dividends and distributions	$14,902	$8,580

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation, through its controlling interest in CoreSite, L.P. (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, the “Company,” “we,” or “our”), is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). The Company was organized in the State of Maryland on February 17, 2010, completed its initial public offering of common stock (the “IPO”) on September 28, 2010, and is the sole general partner of the Operating Partnership. As of June 30, 2013, the Company owns a 45.1% common interest in the Operating Partnership.

We are engaged in the business of owning, acquiring, constructing and managing technology-related real estate and as of June 30, 2013, our property portfolio included 14 operating data center facilities and multiple development projects located in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City, Miami and Denver. The development projects include construction of new facilities in the San Francisco Bay and Northern Virginia areas and New York.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the expected results for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, accrued liabilities, and performance-based equity compensation plans. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Adjustments and Reclassifications

Cash used for tenant improvement investing activities, included in the accompanying condensed consolidated statement of cash flows for 2012 have been reclassified to conform to the 2013 financial statement presentation. In addition, certain other amounts included in the condensed consolidated financial statements for 2012 have been reclassified to conform to the 2013 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.9 million and $0.5 million for the three months ended June 30, 2013, and 2012, respectively, and $1.9 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $13.2 million and $9.9 million for the three months ended June 30, 2013, and 2012, respectively, and $25.1 million and $19.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss was recognized for the three and six months ended June 30, 2013, and 2012.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2013, and December 31, 2012, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three and six months ended June 30, 2013, and 2012.

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

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be charged to income. For the three and six months ended June 30, 2013, and 2012, no impairment was recognized.

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

When arrangements include multiple elements, the revenue associated with separate elements is allocated based on the relative fair values of those elements. The revenue associated with each element is then recognized as earned. Interconnection services are considered as separate earnings processes that are provided and completed on a month-to-month basis and revenue is recognized in the period that services are performed. Set-up charges and utility installation fees are initially deferred and recognized over the term of the arrangement as revenue or the expected period of performance unless management determines a separate earnings process exists related to an installation charge.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized as revenue in the period that the related expenses are incurred.

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended June 30, 2013, and 2012, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.2 million and $0.4 million, respectively. For the six months ended June 30, 2013, and 2012, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.4 million and $0.8 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At June 30, 2013, and December 31, 2012, the allowance for doubtful accounts totaled $0.3 million and $0.6 million, respectively.

Share-Based Compensation

We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is calculated based on Black-Scholes model and is amortized on a straight-line basis over the vesting period. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant and is amortized on a straight-line basis over the vesting period.

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of the properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At June 30, 2013, and December 31, 2012, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $2.5 million and $2.6 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2013, the deferred income taxes were not material.

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

3. Investment in Real Estate

On February 7, 2013, the Company acquired land and a vacant building, NY2, in Secaucus, NJ, with a total real estate value of $23.0 million. NY2 is being developed into a data center facility. During the six months ended June 30, 2013, in addition to NY2, the Company commenced development on two other data center facilities, VA2 and SV5. Based on the relative fair values of the parcels, land was allocated to each of VA2 and SV5 and was reclassified during the first quarter of 2013 to construction in progress in the condensed consolidated balance sheet. The reclassification equaled $5.2 million and $2.4 million for VA2 and SV5, respectively.

The following is a summary of the properties owned and leased at June 30, 2013 (in thousands):

			Buildings and	Leasehold	Construction
Property Name	Location	Land	Improvements	Improvements	in Progress	Total Cost
SV1	San Jose, CA	$6,863	$103,090	$—	$14,098	$124,051
SV2	Milpitas, CA	5,086	23,270	—	431	28,787
SV3	Santa Clara, CA	3,972	45,820	—	18	49,810
SV4	Santa Clara, CA	4,442	84,746	—	490	89,678
SV5	Santa Clara, CA	—	—	—	14,771	14,771
Santa Clara Campus(1)	Santa Clara, CA	8,173	8,221	—	4,969	21,363
BO1	Somerville, MA	6,100	77,354	—	2,219	85,673
NY1	New York, NY	—	—	31,830	404	32,234
NY2	Secaucus, NJ	—	—	—	44,279	44,279
VA1	Reston, VA	6,903	104,650	—	4,162	115,715
VA2	Reston, VA	—	—	—	9,765	9,765
DC1	Washington, DC	—	—	7,189	218	7,407
CH1	Chicago, IL	5,493	74,594	—	5,297	85,384
LA1	Los Angeles, CA	—	—	51,645	1,712	53,357
LA2	Los Angeles, CA	28,467	120,579	—	1,245	150,291
MI1	Miami, FL	728	9,818	—	24	10,570
DE1	Denver, CO	—	—	219	486	705
DE2	Denver, CO	—	—	292	375	667
Total		$76,227	$652,142	$91,175	$104,963	$924,507

(1)    This campus includes office and light-industrial real estate buildings and land held for development in Santa Clara, CA.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Deferred leasing costs	$13,043	$12,444
Deferred rent receivable	15,635	15,017
Deferred financing costs	4,206	2,520
Corporate furniture, fixtures and equipment	4,332	4,152
Other	8,096	8,449
Total	$45,312	$42,582

5. Debt

A summary of outstanding indebtedness as of June 30, 2013, and December 31, 2012 is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2013	2012
SV1 - Mortgage loan	3.69% and 3.71% at June 30, 2013 and December 31, 2012, respectively	October 9, 2014	$59,000	$59,750
Revolving credit facility	2.19% and 2.46% at June 30, 2013 and December 31, 2012, respectively	January 3, 2017	73,000	—
Total principal outstanding			$132,000	$59,750

Revolving Credit Facility

On January 3, 2013, our Operating Partnership and certain subsidiary co-borrowers entered into a second amended and restated senior unsecured revolving credit facility (the “Second Amended and Restated Credit Agreement”) with a group of lenders for which KeyBank National Association acts as administrative agent. The Second Amended and Restated Credit Agreement amended the Operating Partnership’s senior secured revolving credit facility, dated December 15, 2011 (the “Prior Facility”), and provides for the release of the properties owned by the Operating Partnership’s wholly owned subsidiaries from the existing liens in favor of the credit facility lenders, with the facility continuing on an unsecured basis and unconditionally guaranteed on a senior unsecured basis by the Company. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own or lease real estate properties, are co-borrowers under the Second Amended and Restated Credit Agreement.

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

On June 28, 2013, the borrowers under the Second Amended and Restated Credit Agreement partially exercised the accordion feature to increase the aggregate commitments by $50.0 million. As a result of the accordion exercise, the borrowing capacity increased from $355.0 million to $405.0 million. All other terms of the Second Amended and Restated Credit Agreement remain unchanged.

Under the Second Amended and Restated Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to 175 basis points, each depending on our Operating Partnership’s leverage ratio.

The total amount available for borrowings under the Second Amended and Restated Credit Agreement is subject to the lesser of the facility amount or the availability calculated based on our unencumbered asset pool. As of June 30, 2013, $397.5 million was available for us to borrow under the Second Amended and Restated Credit Agreement, of which $73.0 million was borrowed and outstanding.

Our ability to borrow under the Second Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 60%. As of June 30, 2013, our leverage ratio was 10.0%;

•                  a maximum secured debt ratio (defined as consolidated total secured debt to total gross asset value) of 40%. As of June 30, 2013, our secured debt ratio was 4.0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.0. As of June 30, 2013, our fixed charge coverage ratio was 7.7; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%. As of June 30, 2013, our unhedged variable rate debt ratio was 9.0%.

As of June 30, 2013, we were in compliance with the covenants under our Second Amended and Restated Credit Agreement.

SV1 Mortgage Loan

As of June 30, 2013, SV1 was subject to a $59.0 million mortgage loan with a maturity date of October 9, 2014. The loan bears variable interest and requires the payment of interest and principal until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of June 30, 2013, we were in compliance with the covenants.

Debt Maturities

The following table summarizes the amount of our debt maturities when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2013	$750
2014	58,250
2015	—
2016	—
2017	73,000
Total	$132,000

6. Stockholders’ Equity

We have declared the following dividends per share on our Series A Cumulative Preferred Stock and common shares during the six months ended June 30, 2013:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Shares
March 5, 2013	March 28, 2013	April 15, 2013	$0.6200	(1)	$0.27
May 24, 2013	June 28, 2013	July 15, 2013	0.4531		0.27
			$1.0731		$0.54

(1) Dividend covers the period from the issuance of our Series A Cumulative Preferred Stock, December 12, 2012, to April 14, 2013.

7. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Common Operating Partnership units have been eligible to have the Common Operating Partnership units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Common Operating Partnership units. Based on the results of this analysis, we concluded that the Common Operating Partnership units met the criteria to be classified within equity at June 30, 2013.

The following table shows the ownership interest in the Operating Partnership as of June 30, 2013, and December 31, 2012:

	June 30, 2013		December 31, 2012
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,832,121	45.1%	20,610,523	44.8%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	54.7%	25,275,390	55.0%
Incentive units held by employees	78,319	0.2%	78,319	0.2%
Total	46,185,830	100.0%	45,964,232	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Common Operating Partnership unit to the Company. During the six months ended June 30, 2013, the Company issued 222,400 shares of common stock related to employee compensation arrangements and, therefore, an equivalent number of Common Operating Partnership units were issued to the Company by the Operating Partnership.

Holders of Common Operating Partnership units received distributions of $0.27 per unit to holders of record as of March 28, 2013, and June 28, 2013, payable in correlation with declared dividends on common shares.

On December 12, 2012, the Operating Partnership issued 4.6 million Preferred Operating Partnership units to the Company in connection with our issuance of Series A Cumulative Preferred Stock. The Preferred Operating Partnership units rank senior to the Common Operating Partnership units held by the Company and noncontrolling interests.

The redemption value of the noncontrolling interests at June 30, 2013, was $806.5 million based on the closing price of the Company’s stock of $31.81 on June 28, 2013, the last trading day of the quarter.

8. Equity Incentive Plan

In connection with our IPO, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. Following approval by the Board of Directors on March 30, 2013, our stockholders, on May 22, 2013, approved the amendment and restatement of the 2010 Plan (the “Amended Plan”) which, among other things, increased the number of shares of common stock authorized for issuance by 3,000,000 shares. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the Amended Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the Amended Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the Amended Plan may again be optioned, granted or awarded under the Amended Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the Amended Plan.

As of June 30, 2013, 3,622,304 shares of our common stock were available for issuance pursuant to the Amended Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2013, options to purchase 209,268 shares of common stock were granted. The fair values are being amortized on a straight-line basis over the vesting periods.

The following table sets forth the stock option activity under the 2010 Plan for the six months ended June 30, 2013:

	Number of Shares Subject to Option	Weighted Average Exercise Price
Options outstanding, December 31, 2012	1,017,195	$17.25
Granted	209,268	32.50
Forfeited	(11,393)	15.55
Exercised	(33,693)	15.59
Options outstanding, June 30, 2013	1,181,377	$20.02

The following table sets forth the number of shares subject to options that are unvested as of June 30, 2013, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2012	730,159	$5.70
Granted	209,268	10.01
Forfeited	(11,393)	4.91
Vested	(157,782)	5.86
Unvested balance, June 30, 2013	770,252	$6.85

As of June 30, 2013, total unearned compensation on options was approximately $4.5 million, and the weighted-average vesting period was 2.3 years.

Restricted Awards

During the six months ended June 30, 2013, the Company granted 179,323 shares of restricted stock. Additionally, the Company granted 5,064 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not outstanding shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to one share of common stock for each RSU. Restricted awards are amortized on a straight-line basis over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2012	598,695	$21.37
Granted	184,387	32.44
Forfeited	(10,731)	23.54
Vested	(196,011)	21.56
Unvested balance, June 30, 2013	576,340	$24.81

As of June 30, 2013, total unearned compensation on restricted awards was approximately $12.6 million, and the weighted-average vesting period was 2.5 years.

Common Operating Partnership Units

In connection with our IPO, we granted 25,883 Common Operating Partnership units, which had a grant date fair value of $15.98 per unit, or $0.4 million in total. The Common Operating Partnership units are amortized on a straight-line basis over the vesting period. As of June 30, 2013, 17,254 units have vested, 7,138 units were unvested and 1,491 were forfeited. As of June 30, 2013, total unearned compensation on Common Operating Partnership units was approximately $0.1 million, and the weighted-average vesting period was less than one year.

9. Earnings Per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common shares	$2,618	$826	$4,467	$1,426
Weighted average common shares outstanding - basic	20,829,375	20,532,930	20,752,065	20,494,402
Effect of potentially dilutive common shares:
Stock options	406,482	216,736	386,988	176,905
Unvested restricted awards	210,018	165,020	273,236	129,743
Weighted average common shares outstanding - diluted	21,445,875	20,914,686	21,412,289	20,801,050
Net income per share attributable to common shares
Basic	$0.13	$0.04	$0.22	$0.07
Diluted	$0.12	$0.04	$0.21	$0.07

In the calculations above, we have excluded weighted-average potentially dilutive securities of 210,811 and 199,710 for the three months ended June 30, 2013, and 2012, respectively, and 142,181 and 228,013 for the six months ended June 30, 2013, and 2012, respectively, as their effect would have been antidilutive.

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

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability.

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts and other receivables, revolving credit facility, mortgage loans payable, interest payable and accounts payable. The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these financial instruments.

The total balance of our mortgage loan payable and revolving credit facility was $132.0 million and $59.8 million as of June 30, 2013, and December 31, 2012, respectively, with a fair value that approximated book value at both periods, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of mortgage notes payable and the revolving credit facility are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

11. Related Party Transactions

We lease 1,520 net rentable square feet of space at VA1 to an affiliate of The Carlyle Group (Carlyle). Affiliates of Carlyle own a 54.7% common interest in the Operating Partnership. Rental revenue was less than $0.1 million for both the three and six months ended June 30, 2013, and 2012.

12. Commitments and Contingencies

As of June 30, 2013, the Company, as lessee, leases data center space under noncancelable operating lease agreements at LA1, DC1, DE1, DE2 and NY1, and its headquarters located in Denver, Colorado, under noncancelable operating lease agreements. The lease agreements provide for base rental rate increases at defined intervals during the terms of the leases. In addition, the Company has negotiated rent abatement periods to better match the phased build-out of the data center space. The Company accounts for such abatements and increasing base rentals using the straight-line method over the noncancelable terms of the leases. The difference between the straight-line expense and the cash payment is recorded as deferred rent payable. Rent expense on operating leases for the three months ended June 30, 2013, and 2012, was $4.8 million and $4.7 million, respectively, and for the six months ended June 30, 2013, and 2012 was $9.5 million and $9.3 million, respectively.

Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Remainder of
Obligation	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$9,094	$18,237	$18,859	$18,758	$17,318	$77,242	$159,508
Credit Facility(1)	803	1,606	1,606	1,606	73,000	—	78,621
Mortgages payable (2)	1,831	59,843	—	—	—	—	61,674
Construction Contracts (3)	56,510	1,953	—	—	—	—	58,463
Other (4)	2,300	1,533	1,071	564	176	1,484	7,128
Total	$70,538	$83,172	$21,536	$20,928	$90,494	$78,726	$365,394

(1) Includes $73.0 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of January 3, 2017. The revolving credit facility is subject to variable rates and we estimated interest payments based on the outstanding balance and interest rate as of June 30, 2013.

(2) Includes $59.0 million of mortgage principal payments and estimated interest payments until debt maturity on October 9, 2014. We estimated interest payments of $1.1 million for the remainder of 2013 and $1.6 million in 2014. The mortgage payable is subject to variable rates and we estimated interest payments based on the interest rate as of June 30, 2013.

(3) Obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.

(4) Obligations for power contracts, telecommunications leases, and internal system development.

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

Overview

Unless the context requires otherwise, references in this Quarterly Report to “we,” “our,” “us” and “our company” refer to CoreSite Realty Corporation, a Maryland corporation, together with its consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which CoreSite Realty Corporation is the sole general partner and which we refer to in this Quarterly Report as our “Operating Partnership,” and CoreSite Services, Inc., a Delaware corporation, our taxable REIT subsidiary, or “TRS”.

We provide data center solutions to more than 750 of the world’s leading carriers and mobile operators, content and cloud providers, media and entertainment companies and global enterprises. Across 14 high-performance data center campuses in eight North America markets, we connect customers to help them grow their businesses, run performance-sensitive applications and secure their crucial data devices.

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

Our Portfolio

As of June 30, 2013, our property portfolio included 14 operating data center facilities and multiple development projects which collectively comprise over 2.7 million net rentable square feet of space (“NRSF”), of which approximately 1.3 million NRSF is existing data center space, including pre-stabilized space. The development projects include construction of new facilities in the San Francisco Bay and Northern Virginia areas and New York.  The operating portfolio includes approximately 317,000 NRSF of space readily available for lease, of which 239,000 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at June 30, 2013, vacant space and land targeted for future development, we own land and buildings sufficient to develop approximately 1.1 million square feet of data center space.

We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets. The following table provides an overview of our properties as of June 30, 2013:

		Stabilized Operating NRSF (1)
				Office and Light-
		Data Center(2)		Industrial(3)		Total		Pre-Stabilized	Development	Total
	Annualized		Percent		Percent		Percent	NRSF(7)	NRSF(8)	Portfolio
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total(6)	Occupied(5)	Total	Total	NRSF(1)
Los Angeles
One Wilshire Campus
LA1*	$24,269	150,278	76.9%	7,500	45.5%	157,778	75.4%	—	—	157,778
LA2	13,389	159,617	84.7	6,055	72.7	165,672	84.2	31,585	236,902	434,159
Los Angeles Total	37,658	309,895	80.9	13,555	57.7	323,450	79.9	31,585	236,902	591,937
San Francisco Bay
SV1	11,321	84,045	88.3	206,255	80.2	290,300	82.6	—	—	290,300
SV2	6,158	76,676	65.6	—	—	76,676	65.6	—	—	76,676
Santa Clara Campus	19,707	119,067	82.6	71,196	91.7	190,263	86.0	31,497	274,490	496,250
San Francisco Bay Total	37,186	279,788	79.5	277,451	83.2	557,239	81.4	31,497	274,490	863,226
Northern Virginia
VA1	21,942	201,719	76.3	61,050	78.6	262,769	76.8	—	—	262,769
VA2	—	—	—	—	—	—	—	—	198,000	198,000
DC1*	2,298	22,137	80.9	—	—	22,137	80.9	—	—	22,137
Northern Virginia Total	24,240	223,856	76.7	61,050	78.6	284,906	77.2	—	198,000	482,906
Boston
BO1	10,844	166,026	92.7	19,495	54.2	185,521	88.7	—	87,650	273,171
Chicago
CH1	10,527	158,167	83.1	4,946	56.9	163,113	82.3	20,240	—	183,353
New York
NY1*	5,535	48,404	75.8	—	—	48,404	75.8	—	—	48,404
NY2	—	—	—	—	—	—	—	—	283,000	283,000
New York Total	5,535	48,404	75.8	—	—	48,404	75.8	—	283,000	331,404
Miami
MI1	1,463	30,176	40.1	1,934	19.3	32,110	38.8	—	13,154	45,264
Denver
DE1*	716	4,144	88.8	—	—	4,144	88.8	—	—	4,144
DE2*	154	5,140	68.1	—	—	5,140	68.1	—	—	5,140
Denver Total	870	9,284	77.4	—	—	9,284	77.4	—	—	9,284
Total Facilities	$128,323	1,225,596	80.5%	378,431	79.4%	1,604,027	80.2%	83,322	1,093,196	2,780,545

* Indicates properties in which we hold a leasehold interest.

(1) Represents the square feet at each building under lease as specified in existing customer lease agreements plus management’s estimate of space available for lease to customers based on engineers’ drawings and other factors, including required data center support space (such as mechanical, telecommunications and utility rooms) and building common areas. Total NRSF at a given facility includes the total stabilized operating NRSF, pre-stabilized NRSF and development NRSF, but excludes our office space at a facility and our corporate headquarters.

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

(4) Represents the monthly contractual rent under existing commenced customer leases as of June 30, 2013, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our annualized rent was approximately $133.9 million as of June 30, 2013, which reflects the addition of $5.6 million in operating expense reimbursements to contractual rent under modified gross and triple-net leases.

(5) Includes customer leases that have commenced and are occupied as of June 30, 2013. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF. The percent occupied for data center space, office and light industrial space, and space in total would have been 82.2%, 79.4%, and 81.5%, respectively, if all leases signed in current and prior periods had commenced.

(6) Represents the NRSF at an operating facility currently occupied or readily available for lease. This excludes existing vacant space held for development and pre-stabilized NRSF.

(7) Represents pre-stabilized NRSF of projects/facilities which recently have been developed and are in the initial lease-up phase. Effective January 1, 2013, new pre-stabilized projects/facilities are excluded from stabilized operating NRSF. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

(8) Represents vacant space and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities as of June 30, 2013. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.

Our property portfolio has experienced consistent growth since our IPO. The following table shows the June 30, 2013, operating statistics for space that was leased and available to be leased as of December 31, 2011, at each of our properties, and excludes space for which development was completed and became available to be leased after December 31, 2011. For comparison purposes, the operating activity totals as of December 31, 2012, and 2011, for this space are provided at the bottom of this table.

		Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light- Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)	Total	Occupied	Total	Occupied	Total	Occupied
Los Angeles
One Wilshire Campus
LA1*	$24,269	150,278	76.9%	7,500	45.5%	157,778	75.4%
LA2	13,260	156,366	84.4	5,147	85.5	161,513	84.4
Los Angeles Total	37,529	306,644	80.7	12,647	61.8	319,291	79.9

San Francisco Bay
SV1	11,321	84,045	88.3	206,255	80.2	290,300	82.6
SV2	6,158	76,676	65.6	—	—	76,676	65.6
Santa Clara Campus	13,123	68,116	88.2	70,760	91.6	138,876	90.0
San Francisco Bay Total	30,602	228,837	80.6	277,015	83.1	505,852	82.0

Northern Virginia
VA1	19,321	137,670	96.0	61,050	78.6	198,720	90.7
DC1*	2,298	22,137	80.9	—	—	22,137	80.9
Northern Virginia Total	21,619	159,807	93.9	61,050	78.6	220,857	89.7

Boston
BO1	10,037	148,795	91.9	13,063	31.7	161,858	87.0

Chicago
CH1	10,152	128,906	96.6	4,946	56.9	133,852	95.1

New York
NY1*	5,535	48,404	75.8	—	—	48,404	75.8

Miami
MI1	1,463	30,176	40.1	1,934	19.3	32,110	38.8
Total Facilities at June 30, 2013(1)	$116,937	1,051,569	84.8%	370,655	79.2%	1,422,224	83.4%

Total Facilities at December 31, 2012	$114,206		84.2%		79.1%		82.8%

Total Facilities at December 31, 2011	$103,502		83.5%		83.5%		83.5%

* Indicates properties in which we hold a leasehold interest.

(1) The percent occupied for data center space, office and light industrial space, and space in total would have been 86.1%, 79.2%, and 84.3%, respectively, if all leases signed in current and prior periods had commenced.

DE1 and DE2 were both acquired subsequent to December 31, 2011, and are not included in our same store property portfolio.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under development and NRSF held for development throughout our portfolio as of June 30, 2013:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Los Angeles
One Wilshire Campus
LA2	20,423	216,479	236,902
San Francisco Bay
Santa Clara Campus(3)	101,250	173,240	274,490
Northern Virginia
VA2	50,000	148,000	198,000
Boston
BO1	—	87,650	87,650
Chicago
CH1	—	—	—
New York
NY2	65,000	218,000	283,000
Miami
MI1	—	13,154	13,154
Total Facilities	236,673	856,523	1,093,196

(1)         Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use has commenced prior to June 30, 2013.

(2)         Reflects NRSF held for development at a facility which will require substantial development activities to prepare the property for its intended use. NRSF held for development is management’s estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(3)         We plan and are entitled to develop approximately 275,000 NRSF of data center space at this campus. Incremental to the 275,000 NRSF disclosed in the table above, we have approximately 71,000 NRSF of office and light-industrial space in our operating portfolio which we may develop into data center space and we plan to develop an additional 116,000 NRSF of data center space at this campus upon our receipt of the necessary entitlement.

Capital Expenditures

During the six months ended June 30, 2013, we incurred approximately $98.9 million of capital expenditures. Of the total $98.9 million spent, approximately $81.2 million related to new data center construction, development projects adding capacity to existing data centers and other revenue generating investments. The remaining $17.7 million includes non-recurring investments, such as upgrades to existing data center or office space, internal system development and system-wide security upgrades, tenant improvements and recurring capital expenditures.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, which is accessible on the SEC’s website at www.sec.gov.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available and pre-stabilized space. Excluding pre-stabilized properties and space held for development, as of June 30, 2013, the occupancy rate of the properties in our portfolio was approximately 80.2% of our net rentable square feet. During the three months ended June 30, 2013, new and expansion leases totaling approximately 43,000 NRSF commenced. The following table provides an overview of our new and expansion data center leasing activity for the periods indicated (in NRSF):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
New and expansion leases signed but not yet commenced at beginning of period	152,240	148,817	12,941	41,545	32,436
Adjustments(1)	(11)	—	544	—	—
New and expansion leases signed during the period	30,810	42,799	156,704	11,387	26,290
New and expansion leases signed during the period which have commenced	(13,191)	(14,679)	(14,414)	(5,699)	(8,157)
New and expansion leases signed in previous periods which commenced during the period	(29,481)	(24,697)	(6,958)	(34,292)	(9,024)
Total leases signed but not yet commenced at end of period	140,367	152,240	148,817	12,941	41,545

(1) Adjustments due to a change in the factor used to allocate support space to reflect the current build-out of certain properties. The adjustment does not alter the contractual rent we expect to receive under the affected leases.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 317,000 NRSF of available space in our portfolio, which excludes pre-stabilized leasable space, leases representing approximately 9.4% and 18.8% of the NRSF in our portfolio are scheduled to expire during the remainder of 2013 and the year ending December 31, 2014, respectively.

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2013, and 2012. A summary of our operating results for the three months ended June 30, 2013 and 2012 is as follows (in thousands).

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Operating revenue	$57,667	$50,636	$7,031	13.9%
Operating expense	48,801	46,822	1,979	4.2%
Operating income	8,866	3,814	5,052	132.5%
Interest expense	783	1,309	(526)	-40.2%
Net income	7,879	1,848	6,031	326.4%

Operating Revenue

The operating revenue increase was primarily due to a $3.6 million increase in rental revenue during the three months ended June, 3013, compared to 2012. The increase in rental revenue is due to the commencement of 143,000 NRSF of new and expansion leases during the twelve months since June 30, 2012, at an average rental rate of $148 per NRSF. Included within the 143,000 NRSF is a 19,103 NRSF built-to-suit space at SV4 which commenced on January 1, 2013, and a 23,663 NRSF lease at BO1 which commenced on April 1, 2013. These two leases increased rental revenue by $1.3 million. The increase was partially offset by lease expirations that were not renewed which resulted in a rental revenue churn rate of 6.3% during the twelve months since June 30, 2012.

Interconnection revenue increased $1.6 million due to an increase in the volume and pricing of cross connects during the three months ended June 30, 2013, compared to 2012. In addition, power revenue increased $1.5 million during the three months ended June 30, 2013, compared to 2012, due to the overall increase in occupied NRSF and rental revenue.

Operating Expenses

Operating expenses during the three months ended June 30, 2013, and 2012 were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Property operating and maintenance	$15,118	$15,274	$(156)	-1.0%
Real estate taxes and insurance	2,304	2,132	172	8.1%
Depreciation and amortization	16,261	15,947	314	2.0%
Sales and marketing	3,936	2,581	1,355	52.5%
General and adminstrative	6,177	6,036	141	2.3%
Rent	4,756	4,691	65	1.4%
Transaction costs	249	161	88	54.7%
Total operating expenses	$48,801	$46,822	$1,979	4.2%

The overall increase in operating expenses was primarily due to additional sales and marketing expense of $1.4 million associated with an increase in payroll and benefits expense due to the increase in headcount. During the twelve months since June 30, 2102, we have increased our sales force to conform to our vertical sales alignment strategy.

Property operating and maintenance expense decreased due to additional capitalization of personnel salaries performing development activities due to the increase in our development pipeline during the three months ended June 30, 2013, compared to 2012. Depreciation expense increased $0.3 million due to the placement into service of new computer rooms during the twelve months since June 30, 2012.

Interest Expense

The decrease in interest expense was primarily due to the lower average debt balance during the three months ended June 30, 2013, compared to June 30, 2012, primarily due to the issuance of $115.0 million of preferred stock on December 12, 2012, and the use of those proceeds to repay $109.4 million of debt, including a mortgage loan payable and borrowings under our revolving credit facility. In addition, we capitalized an additional $0.4 million of interest during the three months ended June 30, 2013, compared to 2012, due to the increase in development activities consistent with the 236,673 NRSF under development as of June 30, 2013, compared to the 70,841 NRSF under development as of June 30, 2012.

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2013, and 2012. A summary of our operating results for the six months ended June 30, 2013, and 2012 is as follows (in thousands).

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Operating revenue	$112,758	$97,920	14,838	15.2%
Operating expense	97,087	91,872	5,215	5.7%
Operating income	15,671	6,048	9,623	159.1%
Interest expense	1,222	2,327	(1,105)	-47.5%
Net income	14,074	3,191	10,883	341.1%

Operating Revenue

The operating revenue increase was primarily due to a $7.1 million increase in rental revenue during the six months ended June, 3013, compared to 2012. The increase in rental revenue is due to the commencement of 143,000 NRSF of new and expansion leases during the twelve months since June 30, 2012 at an average rental rate of $148 per NRSF. Included within the 143,000 NRSF is a 19,103 NRSF built-to-suit space at SV4 which commenced on January 1, 2013, and a 23,663 NRSF lease at BO1 which commenced on April 1, 2013. These two leases increased rental revenue by $2.0 million. The increase was partially offset by lease expirations that were not renewed which resulted in a rental revenue churn rate of 6.3% during the twelve months since June 30, 2012.

Interconnection and power revenue increased $7.2 million due to an increase in the volume and pricing of cross connects during the six months ended June 30, 2013, compared to 2012 and due to the overall increase in occupied NRSF and rental revenue.

Operating Expenses

Operating expenses during the six months ended June 30, 2013, and 2012 were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Property operating and maintenance	$29,645	$29,669	$(24)	-0.1%
Real estate taxes and insurance	4,524	4,146	378	9.1%
Depreciation and amortization	32,210	31,408	802	2.6%
Sales and marketing	7,725	4,710	3,015	64.0%
General and adminstrative	13,180	12,388	792	6.4%
Rent	9,549	9,268	281	3.0%
Transaction costs	254	283	(29)	-10.2%
Total operating expenses	$97,087	$91,872	$5,215	5.7%

The overall increase in operating expenses was primarily due to additional sales and marketing expense of $3.0 million associated with an increase in salary and stock compensation expense due to internal growth and an increase in the number sales and marketing employees. During the twelve months since June 30, 2102, we have increased our sales force to conform to our vertical sales alignment strategy.

Property operating and maintenance expense decreased due to additional capitalization of personnel salaries performing development activities due to the increase in our development pipeline during the six months ended June 30, 2013, compared to 2012. Depreciation expense increased $0.8 million associated with the placement into service of new computer rooms during the twelve months since June 30, 2012.

General and administration expense increased primarily due to additional salary and stock compensation expense of $2.4 million is associated with an increase in corporate head count during the six months ended June 30, 2013, compared to 2012. The increases are partially offset by a litigation settlement expense of $1.5 million during the six months ended June 30, 2012.

Interest Expense

The decrease in interest expense was primarily due to the lower average debt balance during the six months ended June 30, 2013, compared to June 30, 2012, primarily due to the issuance of $115.0 million of preferred stock on December 12, 2012, and subsequent repayment of $109.4 million of debt. Also, we capitalized an additional $0.7 million of interest during the six months ended June 30, 2013, compared to 2012, due to the increase in development activities consistent with the 236,673 NRSF under development as of June 30, 2013, compared to the 70,841 NRSF under development as of June 30, 2012.

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net cash provided by operating activities was $45.9 million for the six months ended June 30, 2013, compared to $27.8 million for the six months ended June 30, 2012. The increase in cash provided by operating activities of $18.1 million was primarily due to the growth in rental, power and interconnection revenue year-over-year due to the completion and subsequent leasing of data center space at several properties, a decrease in accounts receivable, a decrease in interest expense due to the lower average debt balance and increased capitalized interest, partially offset by an increase in operating expenses.

Net cash used in investing activities increased by $55.9 million to $93.5 million for the six months ended June 30, 2013, compared to $37.6 million for the six months ended June 30, 2012. This increase was primarily due to the acquisition of NY2 for $21.9 million during the six months ended June 30, 2013. Additionally, cash invested in real estate improvements, which include data center development activities at SV5, NY2, and VA2, increased by $36.4 million compared to six months ended June 30, 2012.

Net cash provided by financing activities was $42.3 million for the six months ended June 30, 2013, compared to $8.7 million for the six months ended June 30, 2012. The increase in cash provided by financing activities of $33.6 million was primarily due to increased draws on our revolving credit facility during six months ended June 30, 2013, of $23.2 million and mortgage loans repaid during the six months ended June 30, 2012, of $25.2 million. Also, the increase is partially offset by an increase in dividends and distributions paid on our common stock and OP units, dividends paid on preferred stock and loan fees associated with the Second Amended and Restated Credit Agreement for the revolving credit facility during the six months ended June 30, 2013.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. On December 12, 2012, we issued 4.6 million shares of 7.25% Series A Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and offering expenses, of $110.5 million, including the proceeds from the exercise of the full underwriters’ over-allotment option. The net proceeds received were used to repay $77.8 million of borrowing under our revolving credit facility, the full amount of the mortgage loan payable of $31.6 million encumbering our VA1 property and for general corporate purposes, including development opportunities.

Our short-term liquidity requirements primarily consist of funds needed for future distributions to common and preferred stockholders and holders of our common operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain capital expenditures, including for the development of data center space during the next 12 months. As of June 30, 2013, we had $2.8 million of cash and equivalents, excluding $0.3 million of restricted cash. Subject to our ability to obtain capital with favorable terms, we estimate our anticipated development activity over the next 12 months will require approximately $200.0 million to $220.0 million of investment to expand our operating data center portfolio. Our anticipated development activity is primarily comprised of the current projects under development and additional projects that may commence development in the first half of 2014 depending on various market conditions.

We expect to meet our short-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other unsecured debt. During the six months ended June 30, 2013, we entered into a Second Amended and Restated Credit Agreement and partially exercised the accordion feature to increase the aggregate commitments of our borrowing capacity to $405.0 million. The total amount available for borrowings under the Second Amended and Restated Credit Agreement is subject to the lesser of the facility amount of the availability calculated on our unencumbered asset pool As of June 30, 2013, we have up to $324.5 million of borrowing capacity under our revolving credit facility. Our ability to borrow under the Second Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants. As of June 30, 2013, we were in compliance with the covenants under our Second Amended and Restated Credit Agreement.

Our long-term liquidity requirements primarily consist of the costs to fund the development of additional phases of our current projects under development, including the Santa Clara Campus, the One Wilshire Campus, VA2 and NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common operating partnership units, scheduled debt maturities and capital improvements. We expect to meet our long-term liquidity requirements through net cash provided by operations and by incurring long-term indebtedness, such as property mortgage loans, and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common operating partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

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

Indebtedness

A summary of outstanding indebtedness, including interest rates and debt maturities as of June 30, 2013, and December 31, 2012, is as follows (in thousands)

		Maturity	June 30,	December 31,
	Interest Rate	Date	2013	2012
SV1 - Mortgage loan	3.69% and 3.71% at June 30, 2013 and December 31, 2012, respectively	October 9, 2014	$59,000	$59,750
Revolving credit facility	2.19% and 2.46% at June 30, 2013 and December 31, 2012, respectively	January 3, 2017	73,000	—
Total principal outstanding			$132,000	$59,750

As of June 30, 2013, we were in compliance with the covenants under our revolving credit facility and the SV1 mortgage loan. For additional information with respect to our outstanding indebtedness as of June 30, 2013, and December 31, 2012, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared during the period.

Our management uses FFO as a supplemental performance measure because, by excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$7,879	$1,848	$14,074	$3,191
Real estate depreciation and amortization	15,309	15,437	30,451	30,445
FFO	23,188	17,285	44,525	33,636
Preferred stock dividends	(2,085)	—	(4,169)	—
FFO attributable to common shares and units	$21,103	$17,285	$40,356	$33,636

Distribution Policy

In order to comply with the REIT requirements of the Code, we are generally required to make annual distributions to our stockholders of at least 90% of our taxable net income. Our common share distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and that allows us to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.

We have made distributions every quarter since our IPO. During the three months ended June 30, 2013, we declared a dividend of $0.27 per common share and operating partnership unit as of June 28, 2013. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2013, we had $132.0 million of consolidated indebtedness that bore interest at variable rates. We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by $1.3 million per year.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation –7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1

Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P. the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder.(5)

10.2

Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P. the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder.(5)

10.3	CoreSite Realty Corporation and CoreSite, L.P. 2010 Equity Incentive Award Plan (As Amended and Restated).(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(4)                   Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2013.

(5)                   Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: July 26, 2013	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation –7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1

Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P. the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder.(5)

10.2

Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P. the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder.(5)

10.3	CoreSite Realty Corporation and CoreSite, L.P. 2010 Equity Incentive Award Plan (As Amended and Restated).(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(4)                   Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2013.

(5)                   Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013.