Form 10-Q
period 2013-09-30
CoreSite Realty Corp
filed 2013-11-01
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

The number of shares of common stock outstanding at October 30, 2013 was 21,383,226.

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	September 30,	December 31,
	2013	2012
ASSETS
Investments in real estate:
Land	$76,227	$85,868
Building and building improvements	668,580	596,405
Leasehold improvements	92,996	85,907
	837,803	768,180
Less: Accumulated depreciation and amortization	(142,133)	(105,433)
Net investment in operating properties	695,670	662,747
Construction in progress	157,200	61,328
Net investments in real estate	852,870	724,075
Cash and cash equivalents	702	8,130
Accounts and other receivables, net of allowance for doubtful accounts of $320 and $625 as of September 30, 2013, and December 31, 2012, respectively	11,095	9,901
Lease intangibles, net of accumulated amortization of $20,026 and $33,050 as of September 30, 2013, and December 31, 2012, respectively	12,460	19,453
Goodwill	41,191	41,191
Other assets	47,583	42,582
Total assets	$965,901	$845,332

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$108,000	$—
Mortgage loans payable	58,625	59,750
Accounts payable and accrued expenses	75,248	50,624
Deferred rent payable	9,579	4,329
Acquired below-market lease contracts, net of accumulated amortization of $5,702 and $10,062 as of September 30, 2013, and December 2012, respectively	7,050	8,539
Prepaid rent and other liabilities	11,697	11,317
Total liabilities	270,199	134,559
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of September 30, 2013, and December 31, 2012	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,412,432 and 21,202,673 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	208	207
Additional paid-in capital	265,483	259,009
Distributions in excess of net income	(45,953)	(35,987)
Total stockholders’ equity	334,738	338,229
Noncontrolling interests	360,964	372,544
Total equity	695,702	710,773
Total liabilities and equity	$965,901	$845,332

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Rental revenue	$35,283	$31,603	$102,590	$91,837
Power revenue	15,979	14,230	43,994	39,543
Interconnection revenue	7,441	6,177	21,066	15,268
Tenant reimbursement and other	1,932	1,752	5,743	5,034
Total operating revenues	60,635	53,762	173,393	151,682
Operating expenses:
Property operating and maintenance	17,368	16,360	47,013	46,029
Real estate taxes and insurance	2,226	2,158	6,750	6,304
Depreciation and amortization	16,424	16,583	48,634	47,991
Sales and marketing	3,206	2,231	10,931	6,941
General and administrative	7,045	6,389	20,225	18,777
Rent	5,082	4,689	14,631	13,957
Transaction costs	25	293	279	576
Total operating expenses	51,376	48,703	148,463	140,575
Operating income	9,259	5,059	24,930	11,107
Interest income	14	5	18	12
Interest expense	(708)	(1,595)	(1,930)	(3,922)
Income before income taxes	8,565	3,469	23,018	7,197
Income tax expense	(56)	(522)	(435)	(1,059)
Net income	8,509	2,947	22,583	6,138
Net income attributable to noncontrolling interests	3,524	1,627	8,962	3,389
Net income attributable to CoreSite Realty Corporation	4,985	1,320	13,621	2,749
Preferred stock dividends	(2,084)	—	(6,253)	—
Net income attributable to common shares	$2,901	$1,320	$7,368	$2,749
Net income per share attributable to common shares:
Basic	$0.14	$0.06	$0.35	$0.13
Diluted	$0.14	$0.06	$0.34	$0.13
Weighted average common shares outstanding
Basic	20,871,504	20,554,893	20,793,596	20,514,713
Diluted	21,479,971	21,027,635	21,465,710	20,890,894

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

				Additional	Distributions	Total
	Preferred	Common Shares		Paid-in	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2013	$115,000	21,202,673	$207	$259,009	$(35,987)	$338,229	$372,544	$710,773
Issuance of restricted stock awards, net of forfeitures	—	169,482	1	—	—	1	—	1
Exercise of stock options	—	40,277	—	630	—	630	—	630
Offering costs	—	—	—	(27)	—	(27)	—	(27)
Amortization of deferred compensation	—	—	—	5,871	—	5,871	—	5,871
Dividends declared on preferred stock	—	—	—	—	(6,253)	(6,253)	—	(6,253)
Dividends and distributions	—	—	—	—	(17,334)	(17,334)	(20,542)	(37,876)
Net income	—	—	—	—	13,621	13,621	8,962	22,583
Balance at September 30, 2013	$115,000	21,412,432	$208	$265,483	$(45,953)	$334,738	$360,964	$695,702

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,583	$6,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,634	47,991
Amortization of above/below market leases	(672)	(1,241)
Amortization of deferred financing costs	1,293	1,307
Amortization of share-based compensation	5,337	4,083
Bad debt expense	241	276
Changes in operating assets and liabilities:
Accounts receivable	(1,435)	(3,559)
Deferred rent receivable	(1,660)	(3,262)
Deferred leasing costs	(5,373)	(2,936)
Other assets	(2,713)	1,000
Accounts payable and accrued expenses	3,361	1,206
Prepaid rent and other liabilities	380	(3,883)
Deferred rent payable	5,250	663
Net cash provided by operating activities	75,226	47,783
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(5,214)	(5,266)
Real estate improvements	(117,964)	(50,276)
Acquisition of NY2	(21,889)	—
Acquisition of Comfluent, net of cash received	—	(2,581)
Changes in reserves for capital improvements	—	8,690
Net cash used in investing activities	(145,067)	(49,433)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	630	874
Offering costs	(27)	—
Proceeds from revolving credit facility	108,000	57,750
Principal payments on mortgage loans	(1,125)	(25,233)
Payments of loan fees and costs	(2,621)	(119)
Dividends and distributions paid on common stock and OP units	(37,508)	(24,829)
Dividends paid on preferred stock	(4,936)	—
Net cash provided by financing activities	62,413	8,443
Net change in cash and cash equivalents	(7,428)	6,793
Cash and cash equivalents, beginning of period	8,130	6,628
Cash and cash equivalents, end of period	$702	$13,421
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,205	$4,092
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$32,291	$11,891
Accrual of dividends and distributions	$15,051	$8,640

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation, through its controlling interest in CoreSite, L.P. (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, the “Company,” “we,” or “our”), is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). The Company was organized in the State of Maryland on February 17, 2010, completed its initial public offering of common stock (the “IPO”) on September 28, 2010, and is the sole general partner of the Operating Partnership. As of September 30, 2013, the Company owns a 45.1% common interest in the Operating Partnership.

We are engaged in the business of owning, acquiring, constructing and managing technology-related real estate and as of September 30, 2013, our property portfolio included 14 operating data center facilities and multiple development projects located in some of the largest and fastest growing data center markets in the United States, including Los Angeles, the San Francisco Bay and Northern Virginia areas, Chicago, Boston, New York City, Miami and Denver. The development projects include construction of new facilities in the San Francisco Bay, Northern Virginia and New York areas.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the expected results for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Intercompany balances and transactions have been eliminated.

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

Adjustments and Reclassifications

Interconnection revenue, included on the condensed consolidated statements of operations, and cash used for tenant improvement investing activities, included in the accompanying condensed consolidated statements of cash flows for 2012, have been reclassified to conform to the 2013 financial statement presentation. In addition, certain other immaterial amounts included in the condensed consolidated financial statements for 2012 have been reclassified to conform to the 2013 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.1 million and $0.3 million for the three months ended September 30, 2013, and 2012, respectively, and $3.0 million and $1.5 million for the nine months ended September 30, 2013, and 2012, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 15 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $13.7 million and $10.7 million for the three months ended September 30, 2013, and 2012, respectively, and $38.9 million and $29.7 million for the nine months ended September 30, 2013, and 2012, respectively.

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

The fair value of the land and building of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” fair value is then allocated to land and building based on management’s determination of the fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss was recognized for the three and nine months ended September 30, 2013, and 2012.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2013, and December 31, 2012, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three and nine months ended September 30, 2013, and 2012.

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

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and nine months ended September 30, 2013, and 2012, no impairment was recognized.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended September 30, 2013, and 2012, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.2 million and $0.4 million, respectively. For the nine months ended September 30, 2013, and 2012, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.5 million and $1.2 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At September 30, 2013, and December 31, 2012, the allowance for doubtful accounts totaled $0.3 million and $0.6 million, respectively.

Share-Based Compensation

We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is calculated based on Black-Scholes option-pricing model and is amortized on a straight-line basis over the vesting period. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant and is amortized on a straight-line basis over the vesting period.

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of the properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At September 30, 2013, and December 31, 2012, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $2.5 million and $2.6 million, respectively.

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

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes. Relative deferred tax assets and liabilities arising from temporary differences in financial reporting versus tax reporting are also established as determined by management.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2013, the deferred income taxes were not material.

We currently have no liabilities for uncertain tax positions. The earliest tax year for which we are subject to examination is 2010.

Concentration of Credit Risks

Our cash and cash equivalents are maintained in various financial institutions, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to any significant credit risk in this area. We have no off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements.

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

3. Investment in Real Estate

On February 7, 2013, the Company acquired land and a vacant building, NY2, in Secaucus, New Jersey, with a total real estate value of $23.0 million. NY2 is being developed into a data center facility. In addition to NY2, during the nine months ended September 30, 2013, the Company commenced development on two other data center facilities, VA2, in Reston, Virginia, and SV5, in Santa Clara, California. Based on the relative fair values of the parcels, land was allocated to each of VA2 and SV5 and was reclassified during the first quarter of 2013 to construction in progress in the condensed consolidated balance sheets. The reclassification equaled $5.2 million and $2.4 million for VA2 and SV5, respectively.

The following is a summary of the properties owned and leased at September 30, 2013 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Leasehold Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$114,425	$—	$4,607	$125,895
SV2	Milpitas, CA	5,086	23,780	—	271	29,137
SV3	Santa Clara, CA	3,972	45,821	—	130	49,923
SV4	Santa Clara, CA	4,442	85,671	—	942	91,055
SV5	Santa Clara, CA	—	—	—	21,178	21,178
Santa Clara Campus(1)	Santa Clara, CA	8,173	8,221	—	9,055	25,449
BO1	Somerville, MA	6,100	77,388	—	2,900	86,388
NY1	New York, NY	—	—	32,522	180	32,702
NY2	Secaucus, NJ	—	—	—	78,563	78,563
VA1	Reston, VA	6,903	105,658	—	3,487	116,048
VA2	Reston, VA	—	—	—	22,227	22,227
DC1	Washington, DC	—	—	7,264	262	7,526
CH1	Chicago, IL	5,493	75,951	—	5,415	86,859
LA1	Los Angeles, CA	—	—	51,830	2,363	54,193
LA2	Los Angeles, CA	28,467	121,819	—	5,486	155,772
MI1	Miami, FL	728	9,846	—	118	10,692
DE1	Denver, CO	—	—	711	15	726
DE2	Denver, CO	—	—	669	1	670
Total		$76,227	$668,580	$92,996	$157,200	$995,003

(1)    This campus includes office and light-industrial real estate buildings and land held for development in Santa Clara, CA.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Deferred leasing costs	$13,012	$12,444
Deferred rent receivable	16,677	15,017
Deferred financing costs	3,758	2,520
Corporate furniture, fixtures and equipment	4,689	4,152
Other	9,447	8,449
Total	$47,583	$42,582

5. Debt

A summary of outstanding indebtedness as of September 30, 2013, and December 31, 2012 is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2013	2012
SV1 - Mortgage loan	3.69% and 3.71% at September 30, 2013, and December 31, 2012, respectively	October 9, 2014	$58,625	$59,750
Revolving credit facility	2.18% and 2.46% at September 30, 2013, and December 31, 2012, respectively	January 3, 2017	108,000	—
Total principal outstanding			$166,625	$59,750

SV1 Mortgage Loan

As of September 30, 2013, SV1 was subject to a $58.6 million mortgage loan with a maturity date of October 9, 2014. The loan bears variable interest and requires the payment of interest and principal until maturity. The mortgage requires ongoing compliance by us with various covenants, including liquidity and net operating income covenants. As of September 30, 2013, we were in compliance with the covenants under the mortgage.

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

The total amount available for borrowings under the Second Amended and Restated Credit Agreement is subject to the lesser of the facility amount or the availability calculated based on our unencumbered asset pool. As of September 30, 2013, $396.6 million was available for us to borrow under the Second Amended and Restated Credit Agreement, of which $108.0 million was borrowed and outstanding.

Our ability to borrow under the Second Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as consolidated total indebtedness to total gross asset value) of 60%. As of September 30, 2013, our leverage ratio was 11.5%;

•                  a maximum secured debt ratio (defined as consolidated total secured debt to total gross asset value) of 40%. As of September 30, 2013, our secured debt ratio was 3.8%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.0. As of September 30, 2013, our fixed charge coverage ratio was 7.5 to 1.0; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%. As of September 30, 2013, our unhedged variable rate debt ratio was 10.8%.

As of September 30, 2013, we were in compliance with the covenants under our Second Amended and Restated Credit Agreement.

Debt Maturities

The following table summarizes the amount of our outstanding debt when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2013	$375
2014	58,250
2015	—
2016	—
2017	108,000
Total	$166,625

6. Stockholders’ Equity

We have declared the following dividends per share on our Series A Cumulative Preferred Stock and common shares during the nine months ended September 30, 2013:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Shares
March 5, 2013	March 28, 2013	April 15, 2013	$0.6200	(1)	$0.27
May 24, 2013	June 28, 2013	July 15, 2013	0.4531	(2)	0.27
August 30, 2013	September 30, 2013	October 15, 2013	0.4531	(3)	0.27
			$1.5262		$0.81

(1) Dividend covers the period from the issuance of our Series A Cumulative Preferred Stock, December 12, 2012, to April 14, 2013.

(2) Dividend covers the period from April 15, 2013, to July 14, 2013.

(3) Dividend covers the period from July 15, 2013, to October 14, 2013.

7. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Common Operating Partnership units have been eligible to have the Common Operating Partnership units redeemed for cash or, at our option, exchangeable into our common stock on a one-for-one basis. We have evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the Common Operating Partnership units. Based on the results of this analysis, we concluded that the Common Operating Partnership units met the criteria to be classified within equity at September 30, 2013.

The following table shows the ownership interest in the Operating Partnership as of September 30, 2013, and December 31, 2012:

	September 30, 2013		December 31, 2012
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,872,386	45.1%	20,610,523	44.8%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	54.7%	25,275,390	55.0%
Incentive units held by employees	85,457	0.2%	78,319	0.2%
Total	46,233,233	100.0%	45,964,232	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Common Operating Partnership unit to the Company. During the nine months ended September 30, 2013, the Company issued 262,665 shares of common stock related to employee compensation arrangements and, therefore, an equivalent number of Common Operating Partnership units were issued to the Company by the Operating Partnership.

Holders of Common Operating Partnership units of record as of March 28, 2013, June 28, 2013, and September 30, 2013, received quarterly distributions of $0.27 per unit payable in correlation with declared dividends on common shares.

On December 12, 2012, the Operating Partnership issued 4.6 million Preferred Operating Partnership units to the Company in connection with our issuance of Series A Cumulative Preferred Stock. The Preferred Operating Partnership units rank senior to the Common Operating Partnership units held by the Company and noncontrolling interests.

The redemption value of the noncontrolling interests at September 30, 2013, was $860.7 million based on the closing price of the Company’s stock of $33.94 on September 30, 2013, the last trading day of the quarter.

8. Equity Incentive Plan

In connection with our IPO, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. Following approval by the Board of Directors on March 30, 2013, our stockholders, on May 22, 2013, approved the amendment and restatement of the 2010 Plan which, among other things, increased the number of shares of common stock authorized for issuance by 3,000,000 shares. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of September 30, 2013, 3,632,820 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2013, options to purchase 209,268 shares of common stock were granted. The fair values are being amortized on a straight-line basis over the vesting periods.

The following table sets forth the stock option activity under the 2010 Plan for the nine months ended September 30, 2013:

	Number of Shares Subject to Option	Weighted Average Exercise Price
Options outstanding, December 31, 2012	1,017,195	$17.25
Granted	209,268	32.50
Forfeited	(23,865)	21.22
Exercised	(40,277)	15.65
Options outstanding, September 30, 2013	1,162,321	$19.97

The following table sets forth the number of shares subject to options that are unvested as of September 30, 2013, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2012	730,159	$5.70
Granted	209,268	10.01
Forfeited	(23,865)	6.69
Vested	(261,862)	5.55
Unvested balance, September 30, 2013	653,700	$7.11

As of September 30, 2013, total unearned compensation on options was approximately $3.9 million, and the weighted-average vesting period was 2.2 years.

Restricted Awards

During the nine months ended September 30, 2013, the Company granted 187,186 shares of restricted stock under the 2010 Plan. Additionally, the Company granted 5,328 restricted stock units, or RSUs under the 2010 Plan. The principal difference between these instruments is that RSUs are not outstanding shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to one share of common stock for each RSU. Restricted awards are amortized on a straight-line basis over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2012	598,695	$21.37
Granted	192,514	32.47
Forfeited	(16,902)	25.08
Vested	(229,613)	20.80
Unvested balance, September 30, 2013	544,694	$25.42

As of September 30, 2013, total unearned compensation on restricted awards was approximately $11.3 million, and the weighted-average vesting period was 2.4 years.

9. Earnings Per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common shares	$2,901	$1,320	$7,368	$2,749
Weighted average common shares outstanding - basic	20,871,504	20,554,893	20,793,596	20,514,713
Effect of potentially dilutive common shares:
Stock options	391,398	267,831	388,889	225,520
Unvested restricted awards	217,069	204,911	283,225	150,661
Weighted average common shares outstanding - diluted	21,479,971	21,027,635	21,465,710	20,890,894
Net income per share attributable to common shares
Basic	$0.14	$0.06	$0.35	$0.13
Diluted	$0.14	$0.06	$0.34	$0.13

In the calculations above, we have excluded weighted-average potentially dilutive securities of 211,721 and 200,908 for the three months ended September 30, 2013, and 2012, respectively, and 166,732 and 100,587 for the nine months ended September 30, 2013, and 2012, respectively, as their effect would have been antidilutive.

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

The total balance of our mortgage loan payable and revolving credit facility was $166.6 million and $59.8 million as of September 30, 2013, and December 31, 2012, respectively, with a fair value that approximated book value at both periods, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of mortgage notes payable and the revolving credit facility are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

11. Related Party Transactions

We lease 1,520 net rentable square feet of space at VA1 to an affiliate of The Carlyle Group (Carlyle). Affiliates of Carlyle own a 54.7% common interest in the Operating Partnership. Rental revenue was $0.1 million for the three ended September 30, 2013, and 2012, and $0.2 million for the nine months ended September 30, 2013, and 2012.

12. Commitments and Contingencies

As of September 30, 2013, the Company, as lessee, leases data center space under noncancelable operating lease agreements at LA1, DC1, DE1, DE2 and NY1, and its headquarters located in Denver, Colorado, under noncancelable operating lease agreements. The lease agreements provide for base rental rate increases at defined intervals during the terms of the leases. In addition, the Company has negotiated rent abatement periods to better match the phased build-out of the data center space. The Company accounts for such abatements and increasing base rentals using the straight-line method over the noncancelable terms of the leases. The difference between the straight-line expense and the cash payment is recorded as deferred rent payable. Rent expense on operating leases for the three months ended September 30, 2013, and 2012, was $5.1 million and $4.7 million, respectively, and for the nine months ended September 30, 2013, and 2012 was $14.6 million and $14.0 million, respectively. Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Remainder of
Obligation	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$4,644	$18,902	$19,258	$18,942	$17,503	$80,893	$160,142
Credit Facility(1)	588	2,353	2,353	2,353	108,000	—	115,647
Mortgages payable (2)	913	59,843	—	—	—	—	60,756
Construction Contracts (3)	75,808	429	—	—	—	—	76,237
Other (4)	1,441	1,536	1,071	564	176	1,484	6,272
Total	$83,394	$83,063	$22,682	$21,859	$125,679	$82,377	$419,054

(1) Includes $108.0 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of January 3, 2017. The revolving credit facility is subject to variable rates and we estimated interest payments based on the interest rate as of September 30, 2013.

(2) Includes $58.6 million of mortgage principal payments and estimated interest payments until debt maturity on October 9, 2014. We estimated interest payments of $0.5 million for the remainder of 2013 and $1.6 million in 2014. The mortgage payable is subject to variable rates and we estimated interest payments based on the interest rate as of September 30, 2013.

(3) Obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.

(4) Obligations for power contracts, telecommunications leases, and internal system development.

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters to which we currently are a party, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial condition, cash flows or results of operations.

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

In particular, statements pertaining to our capital resources, portfolio performance, financial condition, cash flows and results of operations contain certain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

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

Our Portfolio

As of September 30, 2013, our property portfolio included 14 operating data center facilities and multiple development projects which collectively comprise over 2.7 million net rentable square feet of space (“NRSF”), of which approximately 1.3 million NRSF is existing data center space, including pre-stabilized space. The development projects include construction of new facilities in the San Francisco Bay, Northern Virginia and New York areas. The operating portfolio includes approximately 315,000 NRSF of space readily available for lease, of which 238,000 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at September 30, 2013, vacant space and land targeted for future development, we own land and buildings sufficient to develop approximately 1.1 million square feet of data center space.

We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets. The following table provides an overview of our properties as of September 30, 2013:

		Stabilized Operating NRSF (1)
		Data Center(2)		Office and Light- Industrial(3)		Total		Pre-Stabilized NRSF(7)	Development NRSF(8)	Total
	Annualized		Percent		Percent		Percent			Portfolio
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total(6)	Occupied(5)	Total	Total	NRSF(1)

Los Angeles
One Wilshire Campus
LA1*	$23,856	150,278	75.2%	7,500	41.0%	157,778	73.6%	—	—	157,778
LA2	14,403	159,617	87.0	6,055	72.7	165,672	86.4	31,585	236,902	434,159
Los Angeles Total	38,259	309,895	81.3	13,555	55.2	323,450	80.2	31,585	236,902	591,937

San Francisco Bay
SV1	11,366	84,045	87.3	206,255	80.2	290,300	82.3	—	—	290,300
SV2	6,186	76,676	65.5	—	—	76,676	65.5	—	—	76,676
Santa Clara Campus	19,305	119,067	82.8	71,196	91.7	190,263	86.1	31,497	274,490	496,250
San Francisco Bay Total	36,857	279,788	79.5	277,451	83.2	557,239	81.3	31,497	274,490	863,226

Northern Virginia
VA1	22,169	201,719	76.5	61,050	79.7	262,769	77.2	—	—	262,769
VA2	—	—	—	—	—	—	—	—	198,000	198,000
DC1*	2,603	22,137	84.6	—	—	22,137	84.6	—	—	22,137
Northern Virginia Total	24,772	223,856	77.3	61,050	79.7	284,906	77.8	—	198,000	482,906

Boston
BO1	11,927	166,026	93.3	19,495	54.2	185,521	89.2	—	87,650	273,171

Chicago
CH1	11,212	158,167	84.0	4,946	62.3	163,113	83.4	20,240	—	183,353

New York
NY1*	4,746	48,404	67.1	209	100.0	48,613	67.3	—	—	48,613
NY2	—	—	—	—	—	—	—	—	283,000	283,000
New York Total	4,746	48,404	67.1	209	100.0	48,613	67.3	—	283,000	331,613

Miami
MI1	1,676	30,176	44.2	1,934	57.9	32,110	45.0	—	13,154	45,264

Denver
DE1*	646	4,144	80.9	—	—	4,144	80.9	—	—	4,144
DE2*	143	5,140	66.3	—	—	5,140	66.3	—	—	5,140
Denver Total	789	9,284	72.8	—	—	9,284	72.8	—	—	9,284
Total Facilities	$130,238	1,225,596	80.6%	378,640	79.7%	1,604,236	80.4%	83,322	1,093,196	2,780,754

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

(4)             Represents the monthly contractual rent under existing commenced customer leases as of September 30, 2013, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our annualized rent was approximately $135.7 million as of September 30, 2013, which reflects the addition of $5.5 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(5)             Includes customer leases that have commenced and are occupied as of September 30, 2013. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF.  The percent occupied for data center space, office and light industrial space, and space in total would have been 82.2%, 79.7%, and 81.6%, respectively, if all leases signed in current and prior periods had commenced.

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

(8)             Represents vacant space and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities as of September 30, 2013. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.

Our property portfolio has experienced consistent growth since our IPO. The following table shows the September 30, 2013, operating statistics for space that was leased and available to be leased as of December 31, 2011, at each of our properties, and excludes space for which development was completed and became available to be leased after December 31, 2011. For comparison purposes, the operating activity totals as of December 31, 2012, and 2011, for this space are provided at the bottom of this table.

		Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light- Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)	Total	Occupied	Total	Occupied	Total	Occupied
Los Angeles
One Wilshire Campus
LA1*	$23,856	150,278	75.2%	7,500	41.0%	157,778	73.6%
LA2	14,274	156,366	86.7	5,147	85.5	161,513	86.7
Los Angeles Total	38,130	306,644	81.1	12,647	59.1	319,291	80.2

San Francisco Bay
SV1	11,366	84,045	87.3	206,255	80.2	290,300	82.3
SV2	6,186	76,676	65.5	—	—	76,676	65.5
Santa Clara Campus	12,667	68,116	88.2	70,760	91.6	138,876	90.0
San Francisco Bay Total	30,219	228,837	80.3	277,015	83.1	505,852	81.8

Northern Virginia
VA1	19,364	137,670	95.1	61,050	79.7	198,720	90.4
DC1*	2,603	22,137	84.6	—	—	22,137	84.6
Northern Virginia Total	21,967	159,807	93.7	61,050	79.7	220,857	89.8

Boston
BO1	10,589	148,795	92.5	13,063	31.7	161,858	87.6

Chicago
CH1	10,347	128,906	93.7	4,946	62.3	133,852	92.6

New York
NY1*	4,746	48,404	67.1	209	100.0	48,613	67.3

Miami
MI1	1,676	30,176	44.2	1,934	57.9	32,110	45.0
Total Facilities at September 30, 2013(1)	$117,674	1,051,569	84.3%	370,864	79.5%	1,422,433	83.0%

Total Facilities at December 31, 2012	$114,206		84.2%		79.1%		82.8%

Total Facilities at December 31, 2011	$103,502		83.5%		83.5%		83.5%

* Indicates properties in which we hold a leasehold interest.

(1) The percent occupied for data center space, office and light industrial space, and space in total would have been 85.6%, 79.5%, and 84.0%, respectively, if all leases signed in current and prior periods had commenced.

DE1 and DE2 were both acquired subsequent to December 31, 2011, and are not included in our same store property portfolio.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under development and NRSF held for development throughout our portfolio as of September 30, 2013:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Los Angeles
One Wilshire Campus
LA2	33,711	203,191	236,902
San Francisco Bay
Santa Clara Campus(3)	101,250	173,240	274,490
Northern Virginia
VA2	50,000	148,000	198,000
Boston
BO1	—	87,650	87,650
Chicago
CH1	—	—	—
New York
NY2	65,000	218,000	283,000
Miami
MI1	—	13,154	13,154
Total Facilities	249,961	843,235	1,093,196

(1)         Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use has commenced prior to September 30, 2013.

(2)         Reflects NRSF held for development at a facility which will require substantial development activities to prepare the property for its intended use. NRSF held for development is management’s estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(3)         We plan and are entitled to develop approximately 274,000 NRSF of data center space at this campus. Incremental to the 274,000 NRSF disclosed in the table above, we have approximately 71,000 NRSF of office and light-industrial space in our operating portfolio which we may develop into data center space and we plan to develop an additional 116,000 NRSF of data center space at this campus upon our receipt of the necessary entitlement.

Capital Expenditures

During the nine months ended September 30, 2013, we incurred approximately $173.1 million of capital expenditures, of which approximately $148.9 million related to new data center construction, development projects adding capacity to existing data centers and other revenue generating investments. The remaining $24.2 million includes non-recurring investments, such as upgrades to existing data center or office space, internal system development and system-wide security upgrades, tenant improvements and recurring capital expenditures.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, which is accessible on the SEC’s website at www.sec.gov.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available and pre-stabilized space. Excluding pre-stabilized properties and space held for development, as of September 30, 2013, the occupancy rate of the properties in our portfolio was approximately 80.4% of our net rentable square feet. During the three months ended September 30, 2013, new and expansion leases totaling approximately 37,000 NRSF commenced. The following table provides an overview of our new and expansion data center leasing activity for the periods indicated (in NRSF):

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
New and expansion leases signed but not yet commenced at beginning of period	140,367	152,240	148,817	12,941	41,545
Adjustments(1)	—	(11)	—	544	—
New and expansion leases signed during the period	23,294	30,810	42,799	156,704	11,387
New and expansion leases signed during the period which have commenced	(14,811)	(13,191)	(14,679)	(14,414)	(5,699)
New and expansion leases signed in previous periods which commenced during the period	(22,432)	(29,481)	(24,697)	(6,958)	(34,292)
Total leases signed but not yet commenced at end of period	126,418	140,367	152,240	148,817	12,941

(1)         Adjustments due to a change in the factor used to allocate support space to reflect the current build-out of certain properties.  The adjustment does not alter the contractual rent we expect to receive under the affected leases.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 315,000 NRSF of available space in our portfolio, which excludes pre-stabilized leasable space, leases representing approximately 6.8% and 19.2% of the NRSF in our portfolio are scheduled to expire during the remainder of 2013 and the year ending December 31, 2014, respectively.

Results of Operations

Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012

The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2013 and 2012. A summary of our operating results for the three months ended September 30, 2013 and 2012 is as follows (in thousands).

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Operating revenue	$60,635	$53,762	$6,873	12.8%
Operating expense	51,376	48,703	2,673	5.5%
Operating income	9,259	5,059	4,200	83.0%
Interest expense	708	1,595	(887)	-55.6%
Net income	8,509	2,947	5,562	188.7%

Operating Revenue

The operating revenue increase was primarily due to a $3.7 million increase in rental revenue during the three months ended September 30, 2013, compared to 2012. The increase in rental revenue is due to the commencement of 141,000 NRSF of new and expansion leases during the twelve months ended September 30, 2013. Included within the 141,000 NRSF is a 19,103 NRSF built-to-suit lease at SV4 which commenced on January 1, 2013, and a 23,663 NRSF lease at BO1 which commenced on April 1, 2013. These two leases increased rental revenue by $1.4 million. The increase was partially offset by lease expirations that were not renewed, which resulted in a rental revenue churn rate of 8.0% during the twelve months ended September 30, 2013.

Interconnection revenue increased $1.3 million due to an increase in the volume of cross connects during the three months ended September 30, 2013, compared to 2012. In addition, power revenue increased $1.7 million during the three months ended September 30, 2013, compared to 2012, primarily as a result of the overall increase in occupied NRSF and rental revenue.

Operating Expenses

Operating expenses during the three months ended September 30, 2013, and 2012 were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Property operating and maintenance	$17,368	$16,360	$1,008	6.2%
Real estate taxes and insurance	2,226	2,158	68	3.2%
Depreciation and amortization	16,424	16,583	(159)	-1.0%
Sales and marketing	3,206	2,231	975	43.7%
General and adminstrative	7,045	6,389	656	10.3%
Rent	5,082	4,689	393	8.4%
Transaction costs	25	293	(268)	-91.5%
Total operating expenses	$51,376	$48,703	$2,673	5.5%

The overall increase in operating expenses was partially due to additional sales and marketing expense of $1.0 million as a result of an increase in payroll and benefits expense due to the increase in sales and marketing headcount partially offset by an increase in the capitalized sales compensation associated with the successful execution of new leases. During the twelve months ended September 30, 2013, we have increased our sales and marketing team to conform to and support the vertical nature of our diversified customer base.

Property operating and maintenance expense increased $1.0 million because of an increase in payroll and benefits expense due to the increase in headcount of facilities personnel. In addition, power expense increased as a result of the overall increase in occupancy and revenue, which is demonstrated by the commencement of 141,000 NRSF of new and expansion leases during the twelve months ended September 30, 2013. These increases were offset by additional capitalization of personnel salaries as a result of increased development during the three months ended September 30, 2013, compared to 2012.

General and administration expense increased primarily due to additional payroll and benefits expense as a result of an increase in corporate headcount during the three months ended September 30, 2013, compared to 2012.

Interest Expense

The decrease in interest expense was primarily due to an additional $0.9 million of capitalized interest during the three months ended September 30, 2013, compared to 2012, due to the increase in development activities as a result of the 236,673 NRSF under development as of September 30, 2013, compared to the 70,840 NRSF under development as of September 30, 2012.

Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012

The discussion below relates to our financial condition and results of operations for the nine months ended September 30, 2013, and 2012. A summary of our operating results for the nine months ended September 30, 2013, and 2012 is as follows (in thousands).

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Operating revenue	$173,393	$151,682	$21,711	14.3%
Operating expense	148,463	140,575	7,888	5.6%
Operating income	24,930	11,107	13,823	124.5%
Interest expense	1,930	3,922	(1,992)	-50.8%
Net income	22,583	6,138	16,445	267.9%

Operating Revenue

The operating revenue increase was primarily due to a $10.8 million increase in rental revenue during the nine months ended September, 2013, compared to 2012. The increase in rental revenue is primarily due to the commencement of 141,000 NRSF of new and expansion leases during the twelve months ended September 30, 2013. Included within the 141,000 NRSF is a 19,103 NRSF built-to-suit lease at SV4, which commenced on January 1, 2013, and a 23,663 NRSF lease at BO1, which commenced on April 1, 2013. These two leases increased rental revenue by $3.5 million. The increase was partially offset by lease expirations that were not renewed which resulted in a rental revenue churn rate of 8.0% during the twelve months ended September 30, 2013.

Interconnection revenue increased $5.8 million due to an increase in the volume and pricing of cross connects during the nine months ended September 30, 2013, compared to 2012. In addition, power revenue increased $4.5 million during the nine months ended September 30, 2013, compared to 2012, as a result of with the overall increase in occupied NRSF and rental revenue.

Operating Expenses

Operating expenses during the nine months ended September 30, 2013, and 2012 were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Property operating and maintenance	$47,013	$46,029	$984	2.1%
Real estate taxes and insurance	6,750	6,304	446	7.1%
Depreciation and amortization	48,634	47,991	643	1.3%
Sales and marketing	10,931	6,941	3,990	57.5%
General and adminstrative	20,225	18,777	1,448	7.7%
Rent	14,631	13,957	674	4.8%
Transaction costs	279	576	(297)	-51.6%
Total operating expenses	$148,463	$140,575	$7,888	5.6%

The overall increase in operating expenses was primarily due to additional sales and marketing expense of $4.0 million as a result of an increase in payroll and benefits expense due to internal growth and an increase in the number of sales and marketing employees partially offset by an increase in the capitalized sales compensation associated with the successful execution of new leases. During the twelve months ended September 30, 2013, we have increased our sales and marketing team to conform to and support the vertical nature of our diversified customer base.

Property operating and maintenance expense increased $1.0 million as a result of an increase in payroll and benefits expense due to the increase in headcount of facilities personnel. In addition, power expense increased because of the overall increase in occupancy and rental revenue which is demonstrated by the commencement of 141,000 NRSF of new and expansion leases during the twelve months ended September 30, 2013. These increases were offset by additional capitalization of personnel salaries as a result of the increase of development activities in our development pipeline during the nine months ended September 30, 2013, compared to 2012.

Depreciation and amortization increased $0.6 million associated with the placement into service of new operating space during the twelve months ended September 30, 2013.

General and administrative expense increased $1.4 million primarily due to $2.8 million of additional payroll and benefits expense as a result of an increase in corporate headcount during the nine months ended September 30, 2013, compared to 2012. The increases were partially offset by a litigation settlement expense of $1.5 million during the nine months ended September 30, 2012.

Interest Expense

The decrease in interest expense was primarily due to an additional $1.5 million of capitalized interest during the nine months ended September 30, 2013, compared to 2012, due to the increase in development activities consistent with the 236,673 NRSF under development as of September 30, 2013, compared to the 70,840 NRSF under development as of September 30, 2012.

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net cash provided by operating activities was $75.2 million for the nine months ended September 30, 2013, compared to $47.8 million for the nine months ended September 30, 2012. The increase in cash provided by operating activities of $27.4 million was primarily due to the growth in rental, power and interconnection revenue year-over-year due to the completion and subsequent leasing of data center space at several properties, the receipt of lease incentive payments as a result of lease extensions involving CoreSite as the lessee, a decrease in interest expense due to the lower average debt balance and increased capitalized interest, partially offset by an increase in operating expenses and leasing commissions as a result of new and expansion and lease renewals.

Net cash used in investing activities increased by $95.7 million to $145.1 million for the nine months ended September 30, 2013, compared to $49.4 million for the nine months ended September 30, 2012. This increase was primarily due to the acquisition of NY2 for $21.9 million and cash invested in real estate expansion projects at SV5, NY2, and VA2 during the nine months ended September 30, 2013.

Net cash provided by financing activities was $62.4 million for the nine months ended September 30, 2013, compared to $8.4 million for the nine months ended September 30, 2012. The increase in cash provided by financing activities of $54.0 million was primarily due to increased draws on our revolving credit facility during nine months ended September 30, 2013, of $108.0 million and mortgage loans repaid during the nine months ended September 30, 2012, of $25.2 million. Also, the increase is partially offset by an increase in dividends and distributions paid on our common stock and Operating Partnership units, dividends paid on preferred stock and loan fees associated with the Second Amended and Restated Credit Agreement for the revolving credit facility during the nine months ended September 30, 2013.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for future distributions to common and preferred stockholders and holders of our common operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain capital expenditures, including for the development of data center space during the next 12 months. As of September 30, 2013, we had $0.7 million of cash and equivalents, excluding $0.2 million of restricted cash. Subject to our ability to obtain capital with favorable terms, we estimate our anticipated development activity over the next 12 months will require approximately $170.0 million to $190.0 million of investment to expand our operating data center portfolio. Our anticipated development activity is primarily comprised of the current projects under development and additional projects that may commence development in the first half of 2014 depending on various market conditions.

We expect to meet our short-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other unsecured debt. During the nine months ended September 30, 2013, we entered into a Second Amended and Restated Credit Agreement and partially exercised the accordion feature to increase the aggregate commitments of our borrowing capacity to $405.0 million. The total amount available for borrowings under the Second Amended and Restated Credit Agreement is subject to the lesser of the facility amount of the availability calculated on our unencumbered asset pool. As of September 30, 2013, $108.0 million of borrowings were outstanding and we have up to $288.6 million of borrowing capacity under our revolving credit facility. Our ability to borrow under the Second Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants. As of September 30, 2013, we were in compliance with the covenants under our Second Amended and Restated Credit Agreement.

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

Indebtedness

A summary of outstanding indebtedness, including interest rates and debt maturities as of September 30, 2013, and December 31, 2012, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2013	2012
SV1 - Mortgage loan	3.69% and 3.71% at September 30, 2013, and December 31, 2012, respectively	October 9, 2014	$58,625	$59,750
Revolving credit facility	2.18% and 2.46% at September 30, 2013, and December 31, 2012, respectively	January 3, 2017	108,000	—
Total principal outstanding			$166,625	$59,750

As of September 30, 2013, we were in compliance with the covenants under our revolving credit facility and the SV1 mortgage loan. For additional information with respect to our outstanding indebtedness as of September 30, 2013, and December 31, 2012, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$8,509	$2,947	$22,583	$6,138
Real estate depreciation and amortization	15,443	15,689	45,894	46,133
FFO	23,952	18,636	68,477	52,271
Preferred stock dividends	(2,084)	—	(6,253)	—
FFO attributable to common shares and units	$21,868	$18,636	$62,224	$52,271

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

We have made distributions every quarter since our IPO. During the three months ended September 30, 2013, we declared a dividend of $0.27 per common share and operating partnership unit as of September 30, 2013. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of September 30, 2013, we had $166.6 million of consolidated indebtedness that bore interest at variable rates. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.7 million per year.

These analyses do not consider the effect of any change in overall economic activity that could impact interest rates. Further, in the event of an increase in interest rates of significant magnitude, we may take actions to further mitigate our exposure to the change. As of September 30, 2013, CoreSite is not party to any interest rate hedge or swap agreement. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock. (2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

CORESITE REALTY CORPORATION

Date: November 1, 2013	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock. (2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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