Form 10-K
period 2013-12-31
CoreSite Realty Corp
filed 2014-02-14
CIK 1490892

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From To

Commission file number 001-34877

CoreSite Realty Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-1925611 (I.R.S. Employer Identification No.)
1001 17th Street, Suite 500 Denver, CO (Address of principal executive offices)	80202 (Zip Code)

(866) 777-2673
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
7.25% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.01 par value per share

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of common equity held by non-affiliates of the registrant was approximately $483.0 million as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant's common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 12, 2014, there were 21,329,013 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2013, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this "Annual Report"), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), namely Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

        In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "pro forma" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

        In addition, important factors that could cause actual results to differ materially from the forward-looking statements include the risk factors in Item 1A. "Risk Factors" and elsewhere in this Annual Report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they might affect us. We assume no obligation to update any forward-looking statements after the date of this Annual Report, except as required by applicable law. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

        When we use the terms "we," "us," "our," "the Company," "CoreSite" and "our company" in this Annual Report, we are referring to CoreSite Realty Corporation, a Maryland corporation, together with our consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which we are the sole general partner and which we refer to as "our Operating Partnership."

PART I

ITEM 1.    BUSINESS

The Company

        CoreSite Realty Corporation delivers network-dense, cloud-enabled, enterprise-class data center products and services across eight key North American markets. We connect, protect and deliver a reliable performance environment and continued operation of mission-critical data and IT infrastructure for more than 750 of the world's leading enterprises and Internet, private networking, mobility, and cloud service providers. Across 16 high-performance data centers, we help customers grow their businesses, by establishing connection, running performance-sensitive applications and securing their crucial data devices. CoreSite Realty Corporation, a Maryland corporation, completed our initial public offering of common stock on September 23, 2010 ("IPO"). We operate as a real estate investment trust ("REIT") for federal income tax purposes and conduct certain activities through our taxable REIT subsidiaries.

Our Business

        We are a fully integrated, self-administered, and self-managed real estate investment trust. Through our controlling interest in our Operating Partnership, we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the New York, Northern Virginia (including Washington D.C.) and San Francisco Bay areas, Los Angeles, Chicago, Boston, Denver and Miami.

        Data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission-critical equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks and exchange traffic with each other. Our data centers feature advanced reliable and efficient power, cooling and security systems, including twenty-four-hours-a-day, seven-days-a-week security staffing, and many are points of network interconnection that provide the ecosystems our customers need to meet their own competitive challenges and business goals. We believe we have the flexibility and scalability to satisfy the full spectrum of our customers' growth requirements and corresponding data center needs by providing data center space ranging in size from an entire building or large dedicated suite to a cage or cabinet.

        The first data center in our portfolio was purchased in 2000 by certain real estate funds ("the Funds") affiliated with The Carlyle Group, our Predecessor, and since then we have continued to acquire, develop and operate these types of facilities. Our properties are self-managed, including with respect to construction project management in connection with our development initiatives. As of December 31, 2013, our property portfolio included 16 operating data center facilities, multiple development projects and space and land held for development, which collectively comprise the potential for over 2.7 million net rentable square feet ("NRSF"), of which over 1.4 million NRSF is existing data center space.

2013 and Recent Developments

        On January 3, 2013, we amended and restated our revolving credit facility, which among other things, extended the maturity date from December 2014 to January 2018 (including a one-year extension option), and increased our borrowing capacity under the credit facility from $225.0 million to $355.0 million. The new credit facility is unsecured, compared to the prior facility which was secured by five properties. On June 28, 2013, we partially exercised the accordion feature under our revolving credit facility to increase the aggregate commitments by $50.0 million. As a result of the accordion exercise, the borrowing capacity increased from $355.0 million to $405.0 million, while all other terms remain unchanged.

        On February 7, 2013, we acquired land and a vacant building, which we refer to as NY2, on 10 acres of land in Secaucus, New Jersey, and commenced development of our second data center property in the New York market. On December 2, 2013, we completed development of our first available computer room at NY2, comprised of 18,103 NRSF of which 11,500 NRSF was leased as of December 31, 2013. The development and acquisition was financed with borrowings under our revolving credit facility.

        On November 7, 2013, we completed development of SV5, a 101,721 NRSF fully leased powered shell data center located at our Santa Clara campus. The development was financed with borrowings under our revolving credit facility.

        At December 31, 2013, we had 118,300 NRSF under construction at NY2, LA2, and VA2 with completion expected in 2014.

        As part of the strategic sales and marketing realignment, CoreSite has appointed Steven Smith as Senior Vice President of Sales, effective January 27, 2014. In connection with this realignment, Jarrett Appleby, our former Chief Operating Officer, departed effective January 24, 2014. The realignment is designed to create a more efficient and effective go-to-market platform, as well as streamline the operating structure.

        On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan. The senior unsecured term loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The senior unsecured term loan ranks pari passu with our revolving credit facility and contains the same financial covenants and other customary restrictive covenants as our revolving credit facility. The borrowings bear interest at a rate per annum equal to LIBOR plus 175 basis points to 265 basis points, depending on our Operating Partnership's leverage ratio. Our Operating Partnership used the proceeds from the senior unsecured term loan to repay the SV1 mortgage loan in its entirety and pay down a portion of its outstanding revolving credit balance.

        On February 3, 2014, we entered into a $100 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flow relating to interest payments on $100 million of one month LIBOR variable rate debt, which includes the senior unsecured term loan or the revolving credit facility. The interest rate swap has a five-year term and at CoreSite's current leverage ratio, effectively fixes the senior unsecured term loan interest rate at 3.23%.

Our Competitive Strengths

        We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the demand for data center space and interconnection services, and thereby grow our cash flow.

        High Quality, Secure and Reliable Portfolio.    We help businesses protect mission-critical data, performance sensitive applications and IT infrastructure by delivering secure and reliable data center solutions with six 9s of uptime (99.9999%) in each of 2011, 2012 and 2013. Our data centers feature advanced efficient power and cooling infrastructure to support our customers IT infrastructure with additional power capacity to support continued growth. We believe our approximately 350 professionals deliver best-in-class service by placing customer needs first in supporting the planning, implementation and operating requirements of customers. We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features. We have received non-modified SSAE16 SOCI Type 2 reports, prepared by an independent accounting firm, for all of operating our data center properties during the twelve months ended December 31, 2013.

        Significant Network Density.    Many of our data centers are points of dense network interconnection that provide our customers with networking opportunities that help us retain existing customers and attract new ones. We believe that the diverse network connectivity options at these data centers provide us with a competitive advantage because network-dense facilities offering high levels of connectivity typically take many years to establish. Many providers in our facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers, while enterprises, can reduce their total cost of operations by directly connecting to service providers in the same data center in a cost effective manner. We offer direct access to over 275 carriers and ISPs, over 180 leading cloud and IT service providers and inter-site connectivity. Our offerings include CoreSite's Open Cloud Exchange, Open Internet Exchange Hub and Any2 Internet Exchange. We offer cloud-enabled, network-rich data center campuses with over 15,000 interconnections across our portfolio.

        Expansion Capability.    By leasing readily available data center space and expanding our operating data center space, we anticipate that we will be able to meet the demand from our existing and prospective customers. At December 31, 2013, our data center facilities, including pre-stabilized NRSF, have approximately 308,000 NRSF of space readily available for lease. We have the ability to expand our data center square footage by approximately 900,000 NRSF, or 66%, through the development of 118,300 NRSF space under construction as of December 31, 2013, and approximately 800,000 NRSF at multiple facilities that is available for future development based on market supply and demand.

        Facilities in Key Markets.    Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets and we expect to continue benefitting from this proximity as customers seek new, high-quality data center space and interconnections within our markets, which are many of the key North American network, financial, cloud and commercial hubs. Our data centers are located in the New York, Northern Virginia (including Washington DC) and San Francisco Bay areas, Los Angeles, Chicago, Boston, Denver and Miami markets. These locations offer access to the power required to effectively run the facilities. Many of our facilities are also situated in close proximity to a concentration of key businesses and corporations, driving demand for our data center space and interconnection services.

        Flexibility and Scalability.    We lease space to enterprises across multiple sub-verticals like financial, healthcare, educational institutions, government agencies, manufacturing, and professional services. We believe our ability to be both flexible and scalable is a key differentiator. We offer many space, power, and interconnection options that allow customers to select products and services that meet their needs. We believe that many of our customers have chosen us because we offer space and power flexibility and numerous interconnection services to accommodate their growth. We believe we have a compelling combination of presence in most of the top data center hubs with the ability to meet customers' growing capacity requirements within those markets. Also, we offer diverse connectivity options throughout all of the data center campuses in our portfolio, and a healthy and growing community of network and mobility, cloud and IT service providers selling value added services.

        Diversified Customer Base.    We have a diverse, global customer base, which we believe is a reflection of our strong reputation and proven track record, as well as our customers' trust in our ability to house their mission-critical applications and vital communications technology. Our diverse customer base spans many industries across eight North America markets. In addition to geographic markets, we group our customers into the following five verticals:

  •
  Enterprises: financial, healthcare, educational institutions, government agencies, manufacturing, and professional services

  •
  Networks and Mobility: domestic and international telecommunications carriers, ISPs (Internet Service Providers) and CDNs (Content Delivery Networks)

  •
  Digital Content and Multimedia

  •
  Cloud and IT Service Providers

  •
  Systems Integrators and Managed Services Providers

        Experienced Management Team.    Our management team has significant experience in the real estate and communications industry, specifically the colocation and data center markets. Notably, our Chief Executive Officer has over 25 years of experience in the acquisition, financing and operation of commercial real estate, which includes over 14 years in the data center industry and nine years at publicly traded REITs. Additionally, our Chief Financial Officer has approximately 26 years of financial experience, including five years with a publicly traded REIT where he served as Managing Director and Chief Accounting Officer and 18 years in public accounting with significant history as a partner with KPMG and Arthur Andersen, where he served as the Partner in charge of the real estate and financial services practices in Denver, Colorado.

        Balance Sheet Positioned to Fund Continued Growth.    As of December 31, 2013, we had approximately $347.5 million of outstanding long-term debt and preferred stock equal to approximately 29.6% of the undepreciated book value of our total assets and we had $5.3 million of cash available on our balance sheet. As of December 31, 2013, we have the ability to borrow an additional $222.4 million, subject to satisfying certain financial covenants which we currently meet. Subsequent to December 31, 2013, we entered into a $100 million senior unsecured term loan and used the proceeds to pay off the SV1 mortgage loan in its entirety and a portion of the outstanding revolving credit facility. Including this subsequent partial repayment of the revolving credit facility, we have the ability to borrow approximately $264 million on the revolving credit facility. In addition, the revolving credit facility and the unsecured term loan each contain accordion features which allow us to increase commitments by an aggregate amount of $195 million, under specified circumstances. We believe this available capital will be sufficient to fund our general corporate needs, including the completion of 118,300 NRSF of data center space under construction as of December 31, 2013.

Business and Growth Strategies

        Our business objective is to continue growing our position as a provider of strategically located data center space in North America. Key components of our strategy include the following:

        Increase Cash Flow of In-Place Data Center Space.    We actively manage and lease our properties to increase cash flow by:

  •
  Leasing of Available Space.  We have the ability to increase both our revenue and our revenue per square foot by leasing additional space, power and interconnection services to new and existing data center customers. As of December 31, 2013, substantially all of our data center facilities had space and power available to offer our customers the ability to increase their square footage under lease as well as the amount of power they use per square foot. Including pre-stabilized NRSF, our existing data center facilities have approximately 308,000 NRSF of space currently available for lease. We believe this space, together with available power, enables us to generate incremental revenue within our existing data center footprint.

  •
  Increasing Interconnection in our Facilities.  As more customers locate in our facilities, it benefits their business partners and customers to colocate with CoreSite in order to gain the full economic and performance benefits of our interconnection services. This ecosystem of customers continues to drive new and existing customer growth, and in turn, increases the volume of interconnection services and the number of value-add power services such as breakered AC and DC primary and redundant power.

        Capitalize on Embedded Expansion Opportunities.    Including the space currently under construction at December 31, 2013, vacant space and land targeted for future development, we own land and buildings sufficient to develop approximately 900,000 square feet of data center space. Our development opportunities include ground-up construction on vacant parcels of land that we currently own and leveraging existing in-place infrastructure and entitlements in currently operating properties or campuses. In many cases, we are able to strategically deploy capital by developing space in incremental phases to meet customer demand.

        As of December 31, 2013, the largest development projects included 255,059 NRSF at NY2, of which 18,103 NRSF was delivered on December 2, 2013, 198,000 NRSF at VA2 and the Santa Clara Campus, a 15.75-acre property consisting of:

  •
  SV3, a 50,000 NRSF fully occupied data center, delivered in the second quarter of 2010 ;

  •
  SV4, a 101,000 NRSF data center, delivered in multiple phases starting in the fourth quarter of 2011 through the second quarter of 2013;

  •
  SV5, a 101,721 NRSF fully occupied and built-to-suit data center, delivered in the fourth quarter of 2013; and

  •
  a development site with four buildings consisting of approximately 360,000 NRSF of development opportunities, including entitled data center space of 173,000 NRSF, currently operating office and light industrial space of 71,000 NRSF and additional space of 116,000 NRSF which we may develop upon receipt of necessary entitlements. This development site currently provides us with the ability to develop additional data center space in the San Francisco Bay area.

        The following table summarizes the development opportunities throughout our portfolio, each as of December 31, 2013:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
Los Angeles
One Wilshire Campus
LA2	33,711	203,191	236,902
San Francisco Bay
Santa Clara Campus(3)	—	173,240	173,240
Northern Virginia
VA2	50,000	148,000	198,000
Boston
BO1	—	87,650	87,650
New York
NY2	34,589	202,367	236,956
Miami
MI1	—	13,154	13,154

Total Facilities	118,300	827,602	945,902

(1)
Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use has commenced prior to December 31, 2013.

(2)
Reflects NRSF held for development at a facility which will require substantial development activities to prepare the property for its intended use. NRSF held for development is management's estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(3)
We may develop up to 360,000 NRSF at this campus. This includes entitlement of approximately 173,000 NRSF, included in the table above. Incremental to the 173,000 NRSF, we have approximately 71,000 NRSF of office and light industrial space at this campus which we may develop into data center space and we may develop an additional 116,000 NRSF of data center space at this campus upon our receipt of the necessary entitlement.

        Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets.    We opportunistically evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development, which requires significant capital expenditures. We also will continue to implement the "hub-and-spoke strategy" that we have deployed in our four largest markets, namely the Los Angeles, New York, San Francisco Bay and Northern Virginia areas. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our "hub-and-spoke strategy," we typically rely on third-party providers of network connectivity to establish highly reliable network connectivity within and between certain of our data centers.

        Leverage Existing Customer Relationships and Reach New Customers.    Our strong customer and industry relationships, combined with our national footprint and sales force, afford us insight into the size, timing and location of customers' planned growth. We historically have been successful in leveraging this market visibility to expand our footprint and customer base in existing and new markets. We intend to continue to strengthen and expand our relationships with existing customers and to further grow and diversify our customer base by targeting growing customers and segments, such as domestic and international telecommunications carriers, content and media entertainment providers, cloud providers and enterprise customers, including financial, health care, educational institutions and government agencies.

Our Portfolio

        The following table provides an overview of our properties, each as of December 31, 2013:

		Stabilized Operating NRSF
								Pre-Stabilized NRSF(5)	Development NRSF(6)
		Data Center(1)		Office and Light-Industrial(2)		Total
Market/Facilities	Annualized Rent ($000)(3)	Total	Percent Occupied(4)	Total	Percent Occupied(4)	Total(6)	Percent Occupied(4)	Total	Total	Total Portfolio NRSF
Los Angeles
One Wilshire Campus
LA1*	$24,175	150,278	75.2%	7,500	41.0%	157,778	73.6%	—	—	157,778
LA2	14,650	159,617	85.4	6,055	55.6	165,672	84.3	31,585	236,902	434,159

Los Angeles Total	38,825	309,895	80.4	13,555	47.5	323,450	79.1	31,585	236,902	591,937
San Francisco Bay
SV1	11,465	84,045	85.9	206,255	80.2	290,300	81.9	—	—	290,300
SV2	6,335	76,676	68.4	—	—	76,676	68.4	—	—	76,676
Santa Clara Campus	22,383	220,676	91.4	71,308	91.5	291,984	91.4	31,497	173,240	496,721

San Francisco Bay Total	40,183	381,397	85.5	277,563	83.1	658,960	84.5	31,497	173,240	863,697
Northern Virginia
VA1	21,791	201,719	75.9	61,050	79.4	262,769	76.7	—	—	262,769
VA2	—	—	—	—	—	—	—	—	198,000	198,000
DC1*	2,698	22,137	83.5	—	—	22,137	83.5	—	—	22,137

Northern Virginia Total	24,489	223,856	76.7	61,050	79.4	284,906	77.3	—	198,000	482,906
Boston
BO1	12,666	166,026	93.4	19,495	58.7	185,521	89.7	—	87,650	273,171
Chicago
CH1	11,355	158,167	81.2	4,946	62.3	163,113	80.6	20,240	—	183,353
New York
NY1*	4,811	48,404	68.0	209	100.0	48,613	68.2	—	—	48,613
NY2	—	—	—	—	—	—	—	18,103	236,956	255,059

New York Total	4,811	48,404	68.0	209	100.0	48,613	68.2	18,103	236,956	303,672
Miami
MI1	1,698	30,176	44.3	1,934	38.6	32,110	44.0	—	13,154	45,264
Denver
DE1*	660	4,144	98.7	—	—	4,144	98.7	—	—	4,144
DE2*	144	5,140	66.3	—	—	5,140	66.3	—	—	5,140

Denver Total	804	9,284	80.7	—	—	9,284	80.7	—	—	9,284

Total Facilities	$134,831	1,327,205	81.7%	378,752	79.5%	1,705,957	81.2%	101,425	945,902	2,753,284

*
Indicates properties in which we hold a leasehold interest.

(1)
Represents the NRSF at each operating facility that is currently occupied or readily available for lease as data center space. Both occupied and available data center NRSF includes a factor to account for a customer's proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties.

(2)
Represents the NRSF at each operating facility that is currently occupied or readily available for lease as space other than data center space, which is typically space offered for office or light industrial uses.

(3)
Represents the monthly contractual rent on stabilized operating NRSF under existing commenced customer leases as of December 31, 2013, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our annualized rent was approximately $138.1 million as of December 31, 2013, which reflects the addition of $3.3 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(4)
Includes customer leases that have commenced and are occupied as of December 31, 2013. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF. The percent occupied for data center space, office and light industrial space, and space in total would have been 83.3%, 79.5%, and 82.5%, respectively, if all leases signed in current and prior periods had commenced.

(5)
Represents pre-stabilized NRSF of projects/facilities which recently have been developed and are in the initial lease-up phase. Effective January 1, 2013, new pre-stabilized projects/facilities are excluded from stabilized operating NRSF. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion. Annualized rent and NRSF percent occupied for pre-stabilized NRSF is $2.7 million and 20.7%, respectively, as of December 31, 2013.

(6)
Represents vacant space and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities as of December 31, 2013. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.

        The following table shows the December 31, 2013, operating statistics for space that was leased and available to be leased as of December 31, 2011, at each of our properties, and excludes space for which development was completed and became available to be leased after December 31, 2011 (the December 31, 2011, same store pool). For comparison purposes, the operating activity totals as of December 31, 2012, and 2011, for this space are provided at the bottom of this table.

		Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light- Industrial		Total
Market/Facilities	Annualized Rent ($000)(1)	Total	Percent Occupied(2)	Total	Percent Occupied(2)	Total	Percent Occupied(2)
Los Angeles
One Wilshire Campus
LA1*	$24,175	150,278	75.2%	7,500	41.0%	157,778	73.6%
LA2	14,395	156,366	85.1	5,147	65.4	161,513	84.5

Los Angeles Total	38,570	306,644	80.2	12,647	50.9	319,291	79.1
San Francisco Bay
SV1	11,465	84,045	85.9	206,255	80.2	290,300	81.9
SV2	6,335	76,676	68.4	—	—	76,676	68.4
Santa Clara Campus	12,695	68,116	88.2	70,760	91.6	138,876	90.0

San Francisco Bay Total	30,495	228,837	80.7	277,015	83.1	505,852	82.0
Northern Virginia
VA1	19,004	137,670	93.2	61,050	79.4	198,720	89.0
DC1*	2,698	22,137	83.5	—	—	22,137	83.5

Northern Virginia Total	21,702	159,807	91.9	61,050	79.4	220,857	88.4
Boston
BO1	10,797	148,795	92.6	13,063	38.4	161,858	88.2
Chicago
CH1	10,476	128,906	90.3	4,946	62.3	133,852	89.2
New York
NY1*	4,799	48,404	68.0	—	—	48,404	68.0
Miami
MI1	1,698	30,176	44.3	1,934	38.6	32,110	44.0

Total Facilities at December 31, 2013(3)	$118,537	1,051,569	83.5%	370,655	79.3%	1,422,224	82.4%

Total Facilities at December 31, 2012	$114,206		84.2%		79.1%		82.8%

Total Facilities at December 31, 2011	$103,502		83.5%		83.5%		83.5%

*
Indicates properties in which we hold a leasehold interest.

(1)
Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(2)
Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF.

(3)
The percent occupied for data center space, office and light industrial space, and space in total would have been 84.9%, 79.3%, and 83.5%, respectively, if all leases signed in current and prior periods had commenced.

Capital Expenditures

        During the year ended December 31, 2013, we incurred approximately $232.7 million of capital expenditures, of which approximately $195.5 million related to new data center construction, development projects adding capacity to existing data center and other revenue generating investments.

        At our Santa Clara campus, we completed development of SV5, a built-to-suit project, which increased operating data center space by 101,721 NRSF and was 100% leased upon completion. We incurred approximately $20.0 million of capital expenditures on SV5 during the year ended December 31, 2013. Also, at the Santa Clara campus, we placed into service two computer rooms at SV4, which increased our pre-stabilized data center space by 31,497 NRSF during the year ended December 31, 2013, of which the capital expenditures were primarily incurred during the year ended December 31, 2012.

        We incurred approximately $94.0 million of capital expenditures on NY2 during the year ended December 31, 2013, which included the initial acquisition of the land and vacant building, one computer room placed into service and two computer rooms under development as of December 31, 2013. We completed development of one computer room at NY2, which increased pre-stabilized data center space by 18,103 NRSF.

        We also incurred $81.5 million of capital expenditures to add capacity in new computer rooms at BO1, CH1, LA2, VA2 and other properties during the year ended December 31, 2013.

        The remaining $37.2 million of capital expenditures during the year ended December 31, 2013, includes non-recurring investments, such as upgrades to existing data center or office space, internal IT system development and system-wide security upgrades, tenant improvements and recurring capital expenditures.

Customer Diversification

        The following table sets forth information regarding the ten largest customers in our portfolio based on annualized rent as of December 31, 2013:

	Industry	CoreSite Vertical	Number of Locations	Total Occupied NRSF(1)	Percentage of Total Operating NRSF(2)	Annualized Rent ($000)(3)	Percentage of Annualized Rent(4)	Weighted Average Remaining Lease Term in Months(5)
1	Technology	Digital Content	3	52,374	3.1%	$10,082	7.5%	34
2	Technology	Cloud	5	126,734	7.4	6,880	5.1	75
3	Technology	Systems Integration & Managed Service Provider	3	53,014	3.1	6,562	4.9	44
4	Technology	Digital Content	9	52,270	3.1	5,714	4.2	13
5	Government*	Enterprise	1	141,774	8.3	4,079	3.0	95
6	Technology	Cloud	1	27,036	1.6	3,969	2.9	53
7	Financial	Enterprise	2	11,855	0.7	3,028	2.2	14
8	Technology	Systems Integration & Managed Service Provider	1	6,034	0.4	2,569	1.9	13
9	Government	Enterprise	2	16,764	1.0	2,324	1.7	9
10	Telecommunications	Network	3	18,562	1.1	2,049	1.5	83

	Total/Weighted Average			506,417	29.8%	$47,256	34.9%	44

*
Denotes customer using space for general office purposes.

(1)
Total occupied NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2013. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)
Represents the customer's total occupied square feet divided by the total operating NRSF in the portfolio which, as of December 31, 2013, consisted of 1,705,957 NRSF.

(3)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2013, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(4)
Represents the customer's total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2013, which was approximately $134.8 million.

(5)
Weighted average based on percentage of total annualized rent expiring calculated as of December 31, 2013.

Lease Distribution

        The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for development and pre-stabilized) under lease as of December 31, 2013:

Square Feet Under Lease(1)	Number of Leases(2)	Percentage of All Leases	Total Operating NRSF of Leases(3)	Percentage of Total Operating NRSF	Annualized Rent ($000)(4)	Percentage of Annualized Rent
Available colocation(5)	—	—%	242,761	14.2%	$—	—%
Available office and light-industrial	—	—	77,656	4.6	—	—
Colocation NRSF:
5,000 or less	1,273	91.4	441,717	25.9	71,778	53.2
5,001 - 10,000	17	1.2	114,210	6.7	13,488	10.0
10,001 - 25,000	10	0.8	158,232	9.3	25,031	18.6
Greater than 25,000	2	0.1	60,807	3.6	7,161	5.3
Powered shell	16	1.1	309,478	18.1	10,375	7.7
Office and light industrial	75	5.4	301,096	17.6	6,998	5.2

Portfolio Total	1,393	100.0%	1,705,957	100.0%	$134,831	100.0%

(1)
Represents all leases in our portfolio, including data center and office and light industrial leases.

(2)
Includes leases that upon expiration will automatically be renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(3)
Represents the square feet at a building under lease as specified in the lease agreements plus management's estimate of space available for lease to third parties based on engineers' drawings and other factors, including required data center support space (such as mechanical, telecommunications and utility rooms) and building common areas.

(4)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2013, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and it excludes power revenue, interconnection revenue and operating expense reimbursement.

(5)
Excludes NRSF held for development or under construction.

Lease Expirations

        The following table sets forth a summary schedule of the expirations for leases in place as of December 31, 2013, plus available space for each of the five full calendar years beginning January 1, 2014, at the properties in our portfolio. The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring(1)	Total Operating NRSF of Expiring Leases	Percentage of Total Operating NRSF	Annualized Rent ($000)(2)	Percentage of Annualized Rent	Annualized Rent Per Leased NRSF	Annualized Rent at Expiration ($000)(3)	Annualized Rent Per Leased NRSF at Expiration(4)
Available as of December 31, 2013(5)	—	320,417	18.8%	$—	—%	$—	$—	$—
2014	600	209,968	12.3	31,087	23.1	148.06	31,911	151.98
2015	265	166,433	9.8	28,440	21.1	170.88	29,887	179.57
2016	246	149,934	8.8	21,417	15.9	142.84	25,156	167.78
2017	112	125,627	7.4	19,619	14.6	156.17	25,665	204.30
2018	64	141,983	8.3	14,358	10.6	101.12	17,976	126.61
2019-Thereafter	31	290,499	17.0	12,912	9.6	44.45	20,860	71.81
Office and light industrial(6)	75	301,096	17.6	6,998	5.1	23.24	7,004	23.26

Portfolio Total / Weighted Average	1,393	1,705,957	100.0%	$134,831	100.0%	$97.31	$158,459	$114.37

(1)
Includes leases that upon expiration will automatically be renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2013, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(3)
Represents the final monthly contractual rent under existing customer leases as of December 31, 2013, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue.

(4)
Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(5)
Excludes NRSF held for development or under construction.

(6)
Of the occupied office and light industrial leases, 17,116 NRSF, 4,638 NRSF, 90,981 NRSF, 33,477 NRSF, 4,207 NRSF and 150,677 NRSF are scheduled to expire in 2014, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively, which accounts for (in thousands) $427, $86, $1,666, $494, $108 and $4,217 of annualized rent scheduled to expire during each respective period.

Competition

        We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including AT&T Inc., Centurylink Inc., Savvis, Inc., a Centurylink company, CyrusOne, Inc., Digital Realty Trust, Inc., DuPont Fabros Technology, Inc., Equinix, Inc., Internap Network Services Corporation, Quality Technology Services, RagingWire Data Center, SABEY Corporation, Telx Group Inc., Verizon / Terremark Worldwide, Inc., ViaWest Inc., and Zayo Colocation Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, and access to less expensive power, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers' leases expire.

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

Americans with Disabilities Act

        Our properties must comply with Title III of the American with Disabilities Act, or the ADA, to the extent that such properties are places of "public accommodation" or "commercial facilities" as defined by the ADA. The ADA requires properties that are places of "public accommodation" to, among other things, remove existing barriers to access by persons with disabilities where such removal is readily achievable. The ADA also requires places of "public accommodation" as well as "commercial facilities" undergoing new construction or alterations to conform to the ADA Accessibility Guidelines, which provide design standards that permit accessibility by individuals with disabilities. Further, if entities on our properties offer certain examinations or courses (i.e., those related to applications, licensing, certification, or credentialing for secondary or postsecondary education, professional, or trade purposes), they must be offered in an accessible place and manner or with alternative accessible arrangements. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to those properties to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of monetary damages and civil penalties in lawsuits brought by the Attorney General or an award of attorneys' fees to private litigants. The obligation to make readily achievable accommodations as required by the ADA is an ongoing one, and we will continue to assess our properties and make alterations as appropriate.

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

        In addition, certain of our customers, particularly those that lease light-industrial space from us, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our customers, and potentially us, to liability resulting from these activities or from previous industrial or other uses of those properties. Environmental liabilities could also affect a customer's ability to make rental payments to us. We require our customers to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

        Independent environmental consultants have conducted Phase I or similar environmental site assessments on all owned properties in our portfolio. Each of the site assessments has been either completed or updated since 2005. Site assessments are intended to collect and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or asbestos sampling. Although prior commercial or industrial operations at some of our properties may have released hazardous materials and some of our properties contain or may contain asbestos-containing building materials, none of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the reviews were completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability. See "Risk Factors—Risks Related to Our Business and Operations—Environmental problems are possible and can be costly."

Insurance

        We carry comprehensive liability, fire, extended coverage, earthquake, business interruption, rental loss, and umbrella liability insurance covering all of the properties in our portfolio augmented by excess liability coverage in an amount that we believe to be appropriate. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas believed to be seismically active. Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits. See "Risk Factors—Risks Related to Our Business and Operations—Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits" in Item 1A. of this Annual Report.

Employees

        As of December 31, 2013, we had 363 full-time and part-time employees, of which 187 employees are salaried with the remainder paid on an hourly basis. None of our employees is a member of a labor union and we believe that our relations with employees are good.

Offices

        Our corporate offices are located at 1001 17th Street, Suite 500, Denver, CO 80202.

How to Obtain Our SEC Filings

        All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.coresite.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K, or any other document that we file with the SEC.

Financial Information

        We manage our business as one reportable segment consisting of investments in data centers located in the United States. For required financial information related to our operations and assets, please refer to our consolidated financial statements, including the notes thereto, included in Item 8. "Financial Statements and Supplementary Data" in this Annual Report.

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

        General economic conditions and the cost and availability of capital may be adversely affected in some or all of the markets in which we own properties and conduct our operations. Turbulence in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants', financial condition and results of operations.

        In addition, our access to funds under our revolving credit facility and other lines of credit we may enter into depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

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

        Our portfolio of properties consists primarily of data centers geographically concentrated in the San Francisco Bay areas, Los Angeles, Northern Virginia areas, Boston, Chicago, New York, Miami and Denver. These markets comprised 29.8%, 28.7%, 18.2%, 9.4%, 8.4%, 3.6%, 1.3%, and 0.6%, respectively, of our annualized rent as of December 31, 2013. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

        During the year ended December 31, 2013, the closing sale price of our common stock on the New York Stock Exchange ("NYSE") has ranged from $27.51 to $38.57 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications and real estate stocks in general, may affect the market price of our common stock.

        Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

  •
  our operating results or forecasts;

  •
  new issuances of equity, debt or convertible debt by us;

  •
  changes to our capital allocation or business strategy;

  •
  developments in our relationships with our customers;

  •
  announcements by our customers or competitors;

  •
  changes in regulatory policy or interpretation;

  •
  governmental investigations;

  •
  changes in the ratings of our debt or stock by rating agencies or securities analysts;

  •
  our purchase or development of real estate and/or additional data centers;

  •
  overall market demand for data center space and services;

  •
  changes in prices for utilities, connectivity and other services we provide;

  •
  personnel changes;

  •
  changes in customers' budgets for information technology services;

  •
  our acquisitions of complementary businesses or dispositions of properties; or

  •
  the operational performance of our data centers.

        The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging telecommunications and real estate companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management's attention from other business concerns, which could seriously harm our business.

We face significant competition and may be unable to lease vacant space, renew existing leases or release space as leases expire, which may have a material adverse effect on our business and results of operations.

        We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including cost and availability of power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2013, data center leases representing 23.1%, 21.1% and 15.9% of our annualized rent will expire during 2014, 2015, and 2016, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re-lease data center space for which leases are scheduled to expire, our business and results of operations could be materially adversely affected.

We are continuing to invest in our expansion efforts, but we may not have sufficient customer demand in the future to realize expected returns on these investments.

        As part of our growth strategy, we intend to commit substantial operational and financial resources to develop new data centers and expand existing ones. However, we typically do not require pre-leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to lease the new data center space when completed. Once development of a data center is complete, we incur a certain amount of operating expenses even if there are no tenants occupying the space. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

        We periodically review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market prices of properties, a significant adverse change in the extent or manner in which the property is being used or expected to be used based on the underwriting at the time of acquisition, or a change in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment's use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Recording an impairment loss would result in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and the market price of our stock.

Our properties depend upon the demand for technology-related real estate.

        Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today's devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. The development of new technologies, the adoption of new industry standards or other factors could render many of our customers' current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, existing initiatives relating to the formation of internet exchange alternatives could have a negative effect on the demand for and pricing of the subset of our interconnection income relating to internet exchanges.

Our products and services have a long sales cycle that may harm our revenues and operating results.

        A customer's decision to license cabinet space in one of our data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our data centers until they are confident that the data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not result in revenue. We have also significantly expanded our sales force in the past year. It will take time for these new hires to become fully productive.

        An economic downturn may further impact this long sales cycle by making it extremely difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending or delay decision-making on our products and services, which would delay and lengthen our sales cycle.

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

  •
  sabotage and vandalism.

        Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. We provide service level commitments to substantially all of our customers. As a result, service interruptions or equipment damage in our data centers could result in billing abatements to these customers. In addition, although we have given such abatements to our customers in the past, there can be no assurance that our customers will accept these abatements as compensation in the future. Service interruptions and equipment failures may also expose us to additional legal liability and damage our brand image and reputation. Significant or frequent service interruptions could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions in our data centers.

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

Our properties are not suitable for use other than as data centers, which could make it difficult to reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.

        Our data centers are designed solely to house and run computer servers and related equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.

To fund our growth strategy and refinance our indebtedness, we depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all.

        In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code (the "Code") to distribute at least 90% of our net taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. We will also be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. These distribution requirements may limit our ability to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources for debt or equity financing to fund our growth strategy. In addition, we may need external sources of capital to refinance our indebtedness at maturity. We may not be able to obtain such financing or refinancing on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

  •
  general market conditions;

  •
  the market's perception of our growth potential;

  •
  our then current debt levels;

  •
  our historical and expected future earnings, cash flow and cash distributions; and

  •
  the market price per share of our capital stock.

        In addition, our ability to access additional capital may be limited by the terms of our existing indebtedness, which restricts our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at maturity, which could have a material adverse effect on our business.

We may be vulnerable to security breaches and cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

        A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information and the personal information of our customers and cause interruptions or malfunctions in our or our customers' operations. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.

        We derive some revenues from contracts with the U.S. government, state and local governments and their respective agencies. Some of these customers may terminate all or part of their contracts at any time, without cause.

        There is increased pressure for governments and their agencies to reduce spending. Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Similarly, some of our contracts at the state and local levels are subject to government funding authorizations.

        Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

Our success depends on key personnel whose continued service is not guaranteed and we may not be able to retain or attract knowledgeable, experienced and qualified personnel.

        We depend on the efforts of key personnel, particularly Thomas Ray, our President and Chief Executive Officer and Jeffrey Finnin, our Chief Financial Officer. Our reputation and relationships with existing and potential future customers, industry personnel and key lenders are the direct result of a significant investment of time and effort by our key personnel to build credibility in a highly specialized industry. Many of our senior executives have extensive experience and strong reputations in the real estate and technology industries, which aid us in capitalizing on strategic opportunities and negotiating with customers. While we believe that we will be able to find suitable replacements for key personnel who may depart from time to time, the loss of their services could diminish our business and investment opportunities and our customer, industry and lender relationships, which could have a material adverse effect on our operations and financial performance.

        In addition, our success depends, to a significant degree, on being able to employ and retain personnel who have the expertise required to successfully acquire, develop, lease and operate high-quality data centers. Personnel with these skill sets are in limited supply so the demand and competition for such expertise is intense. We cannot assure you that we will be able to hire and retain a sufficient number of qualified employees at reasonable compensation levels to support our growth and maintain the high level of quality service our customers expect, and any failure to do so could have a material adverse effect on our business.

Our expenses may not decrease if our revenue decreases.

        Most of the expenses associated with our business, such as debt service payments, real estate, personal and ad valorem taxes, insurance, utilities, employee wages and benefits and corporate expenses are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue from our business. Our expenses will also be affected by inflationary increases and certain of our costs may exceed the rate of inflation in any given period. As a result, we may not be able to fully offset our costs by higher lease rates, which could have a material adverse effect on our operations and financial performance.

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

        The markets for the data centers that we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and changing customer demands. Our ability to deliver technologically sophisticated power and cooling are significant factors in our customers' decisions to rent space in our data centers. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to, or eliminate heat from, the servers and other customer equipment that we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new technology that requires levels of power and cooling that our facilities are not designed to provide. Our power and cooling systems are also difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems would have a material adverse effect on our business. In addition, evolving customer demand could require services or infrastructure improvements that we do not provide or that would be difficult or expensive for us to provide in our current data centers, and we may be unable to adequately adapt our properties or acquire new properties that can compete successfully. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.

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

        We do not carry insurance for generally uninsured losses, such as acts of war. Our properties in our portfolio are subject to risks from earthquakes, tropical storms, hurricanes and floods. While we do carry earthquake, hurricane and flood insurance on our properties, the amount of our insurance coverage may not be sufficient to fully cover such losses. In addition, we may discontinue earthquake, hurricane or flood insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

        If we experience a loss which is uninsured or which exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.

        In addition, even if damage to our properties is covered by insurance, a disruption of our business caused by a casualty event may result in the loss of business or customers. We carry business interruption insurance, but such insurance may not fully compensate us for the loss of business or customers due to an interruption caused by a casualty event.

        While we monitor the solvency of our insurance carriers, it can be difficult to evaluate the stability and net assets or capitalization of insurance companies, and any insurer's ability to meet its claim payment obligations. A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could have a material adverse effect on our business and financial condition.

A small number of customers account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

        We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Our top ten customers accounted for an aggregate of approximately 34.9% of our total annualized rent as of December 31, 2013. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

        In addition, our largest customers may choose to develop new data centers or expand existing data centers of their own. In the event that any of our key customers were to do so, it could result in a loss of business to us or increase pricing pressure on us. If we lose a customer, there is no guarantee that we would be able to replace that customer at a comparative rental rate or at all.

        Some of our largest customers may also compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations. For instance, one customer could determine that it is not in that customer's interest to house mission-critical servers in a facility operated by the same company that relies on a key competitor for a significant part of its annual revenue. Our loss of a large customer for this or any other reason could have a material adverse effect on our results of operations.

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

        In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Other utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change including efforts to regulate carbon emissions and increase supply from more expensive renewable energy sources. In any of these cases, increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.

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

  •
  we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or the diversion of our management's attention;

  •
  acquired properties may be subject to tax reassessments, which may result in higher than expected real estate tax payments;

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

        As of December 31, 2013, we had the ability to expand our operating data center square footage by approximately 946,000 NRSF, or 66%, refer to our development table in Item 1. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to our existing data centers, we may be limited by the size and location of suitable properties.

        In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality's power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We cannot assure you that we will be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the requisite power for our development properties would have a material negative impact on our growth and future results of operations and financial condition.

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

        We do not own the buildings for five of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

Property	NRSF	Current Lease Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,613	Apr. 2023	2 × 5 yrs	FMR(1)
LA1	157,778	July 2022	3 × 5 yrs	103% of previous monthly base rent
DC1	22,137	May 2016	3 × 5 yrs	Greater of 103% of previous monthly base rent or 95% of FMR(1)
DE1	4,144	Sept. 2019	1 × 5 yrs	103% of previous monthly base rent
DE2	5,140	Dec. 2017	N/A

(1)
FMR represents "fair market rent" as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.

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

        As of December 31, 2013, we had a total indebtedness of approximately $232.5 million, of which $58.3 million is secured indebtedness and we had the ability to borrow up to an additional $222.4 million under our revolving credit facility, subject to satisfying certain financial tests. Subsequent to December 31, 2013, we entered into a $100 million senior unsecured term loan and used the proceeds to pay down outstanding debt. While there are limits in our revolving credit facility, senior unsecured term loan and our mortgage loan agreement on the amount of debt that we may incur, and additional limits on our indebtedness may be imposed by future agreements or by a policy adopted by our Board of Directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

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

        The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other things, our and our subsidiaries' ability to:

  •
  merge, consolidate or transfer all or substantially all of our or our subsidiaries' assets;

  •
  incur additional debt or issue preferred stock, including use of our existing capacity under our revolving credit facility;

  •
  make certain investments or acquisitions;

  •
  create liens on our or our subsidiaries' assets;

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

Fluctuations in interest rates could materially affect our financial results

        Because all of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets.

Because we depend on the development and growth of a balanced customer base, including key customers, failure to attract, grow and retain this base of customers could harm our business and operating results.

        Our ability to maximize operating revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud and IT service providers, digital content and multimedia providers, systems integrators and managed services providers and networks and mobility. We consider certain of these customers to be key in that they draw in other customers. The more balanced the customer base within each data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall operating revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the data center's operating reliability and security and our ability to effectively market our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our data centers it may be disruptive to our business. Finally, the uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

Certain of the properties in our portfolio have been owned or operated for a limited period of time, and we may not be aware of characteristics or deficiencies involving any one or all of them.

        As of December 31, 2013, our portfolio of properties consisted of 16 operating data center facilities and multiple development projects. Eleven of our properties were acquired or developed by the Funds or their affiliates less than four years prior to the date of our IPO and we recently completed the initial development of three of these properties. Because these properties have been in operation for a relatively short period of time, we may be unaware of characteristics of or deficiencies in such properties that could adversely affect their valuation or revenue generating potential and such properties may not ultimately perform up to our expectations.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

        We have agreed with each of the Funds or their affiliates that have directly or indirectly contributed their interests in the properties in our portfolio to our operating partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor's tax liabilities, based on an assumed tax rate, with respect to built-in gains generated from the initial contribution. Any such loan would be repayable out of the after tax-proceeds (based on an assumed tax rate) of any distribution from the operating partnership to, or any sale of operating partnership units (or common stock issued by us in exchange for such units) by, the recipient of such loan, and would be non-recourse to the borrower other than with respect to such proceeds. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the operating partnership units that were issued to them in connection with the contribution of these properties.

Increases in our property and other state and local taxes could adversely affect our ability to make distributions to our stockholders if they cannot be passed on to our customers.

        We are subject to a variety of state and local taxes, including real and personal property taxes and sales and use taxes that may increase materially due to factors outside our control. In particular, real estate taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. We expect to be notified by local taxing authorities that the assessed values of certain of our properties have increased. We plan to appeal these increased assessments, but we may not be successful in our efforts. Furthermore, some of our properties may be reassessed retroactively to the date we or the Funds acquired the property, which could require us to make cumulative payments for multiple years. Our leases with our customers generally do not allow us to increase their rent as a result of an increase in real estate or other taxes. If real estate or other taxes increase and we cannot pass these increases on to our customers through increased rent for new leases or upon lease renewals, our result of operations, cash flow and ability to make distributions to our stockholders would be adversely affected.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

        If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2013, we had no material tenants in bankruptcy. Our revenue and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms.

We are exposed to potential risks from errors in our financial reporting systems and controls, including the potential for material misstatements in our consolidated financial statements.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal control over financial reporting. We performed our evaluation as of December 31, 2013, and believe internal control over financial reporting is operating effectively. We also received an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2013. Although we believe internal control over financial reporting is operating effectively, in the course of our internal audit program we have identified certain areas for ongoing improvement and we are in the process of evaluating and designing enhanced business processes and controls to address such areas, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified audit reports in the future, especially as our business continues to grow and evolve and as we acquire other businesses.

        Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and have in the past, and may in the future, discover deficiencies in existing systems and controls. In addition, internal reporting systems and controls are subject to human error. Any such deficiencies could result in material misstatements in our consolidated financial statements, which might involve restating previously issued financial statements. Additionally, as we expand, we will need to implement new systems to support our financial reporting business processes and controls. We may not be able to implement these systems such that errors would be identified in a timely manner, which could result in material misstatements in our consolidated financial statements.

In prior years, we have experienced significant losses and we cannot assure you that we will maintain profitability.

        For fiscal years 2011 and 2010, on a consolidated basis, we had net losses of $10.8 million and $12.3 million, respectively. Our ability to maintain profitability is dependent upon a number of risks and uncertainties, many of which are beyond our control. We cannot assure you that we will be successful in executing our business strategy and maintain profitability. Our failure to do so could have a material adverse effect on the price of our common stock and our ability to satisfy our obligations, including making payments on our indebtedness. Even if we maintain profitability in 2014, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability in future periods.

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

  •
  the ongoing cost of capital improvements that are not passed onto our customers, particularly in older properties;

  •
  changes in operating expenses; and

  •
  civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

        The risks associated with the illiquidity of real estate investments are even greater for our data center properties. Our data centers are highly specialized real estate assets containing extensive electrical and mechanical systems that are uniquely designed to house and maintain our customers' equipment and, as such, have little, if any, traditional office space. As a result, most of our data centers are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease data center space for more traditional commercial or industrial uses, or for us to sell a property to a buyer for use other than as a data center.

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

Future consolidation in the technology industry could materially adversely affect our revenues by eliminating some of our potential customers and could make us more dependent on a more limited number of customers.

        Mergers or consolidations of technology companies in the future could reduce the number of our customers and potential customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Any of these developments could have a material adverse effect on our revenues and results of operations.

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

        Our Board of Directors will determine our major corporate policies, including our acquisition, investment, financing, growth, operations and level of indebtedness and distribution policies and whether to maintain our status as a REIT. Our Board of Directors may alter or eliminate our current corporate policies, including our policy on borrowing at any time without stockholder approval. Accordingly, while our stockholders have the power to elect or remove directors, our stockholders will have limited direct control over changes in our policies and those changes could adversely affect our business, financial condition, results of operations, the market price of our common and preferred stock and our ability to make distributions to our stockholders.

While the Funds and their affiliates do not control our company, they own a majority of our Operating Partnership and have the right initially to nominate two directors, and their interests may differ from or conflict with the interests of our stockholders.

        As of December 31, 2013, the Funds or their affiliates had an aggregate beneficial common ownership interest in our Operating Partnership of approximately 54.8% which, if exchanged for our common stock, would represent approximately 54.3% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to initially nominate two of the seven directors to our Board of Directors. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

        Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

  •
  Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock.  In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code on REITs, our charter generally prohibits any person or entity (other than a person who or entity that has been granted an exception as described below) from actually or constructively owning more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of our outstanding shares of any series of preferred stock, or more than 9.8% (by value) of our capital stock. The value and number of the outstanding shares of common stock and preferred stock, and the value of the outstanding shares of capital stock shall be determined by the Board of Directors in good faith, which shall be conclusive for all purposes. We refer to these restrictions as the ownership limits. Our charter permits our Board of Directors to make, and our Board of Directors has made, certain exceptions to these ownership limits, where our Board of Directors has determined that such exceptions would not cause us to fail to qualify as a REIT. Our Board of Directors has granted exemptions from the ownership limits to the Funds and their affiliates, as well as to two registered broker-dealers who hold shares of our common stock for the benefit of multiple shareholders and one registered broker-dealer with respect solely to shares of our preferred stock for the benefit of multiple shareholders, none of whom individually holds more than 9.8% of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limits without the consent of our Board of Directors will result in the automatic transfer of the shares (and all dividends thereon) to a charitable trust. These ownership limitations may prevent a third party from acquiring control of us if our Board of Directors does not grant an exemption from the ownership limitations, even if our stockholders believe the change in control is in their best interests.

  •
  Our Charter Grants Our Board of Directors the Right to Classify or Reclassify Any Unissued Shares of Capital Stock, Increase or Decrease the Authorized Number of Shares and Establish the Preference and Rights of Any Preferred Stock without Stockholder Approval.  Our charter provides that the total number of shares of stock of all classes that we currently have authority to issue is 120,000,000, initially consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. Our Board of Directors has the authority, without a stockholders' vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock or vice versa, to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders' vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

        Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

  •
  "business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

  •
  "control share" provisions that provide that "control shares" of our company (defined as voting shares of stock which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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

        In December 2012, we sold 4.6 million shares of 7.25% Series A Cumulative Redeemable Preferred Stock in an underwritten public offering. Upon liquidation, holders of our shares of preferred stock will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such properties. Such issuances could result in dilution of stockholders' equity. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

Failure to qualify as a REIT would have material adverse consequences to us and the value of our stock.

        We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. However, we cannot assure you that we will remain qualified as a REIT. If, in any taxable year, we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

        For taxable years beginning on or after January 1, 2013, the maximum tax rate applicable to "qualified dividends" paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income, which will be as high as 43.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

Legislative or other actions affecting REITs could have a negative effect on us.

        The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect CoreSite Realty Corporation's stockholders, Operating Partnership unit holders and/or us. We cannot predict how changes in the tax laws might affect our investors and/or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect CoreSite Realty Corporation's ability to qualify as a REIT or the federal income tax consequences of such qualification.

Applicable REIT laws may restrict certain business activities.

        As a REIT we are subject to various restrictions on our income, assets and activities. These include restrictions on our ability to pursue certain strategic acquisitions or business combinations and our ability to enter into other lines of business. Due to these restrictions, we anticipate that we will conduct certain business activities in one or more taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, local and, if applicable, foreign taxation on their taxable income at applicable corporate income tax rates. However, we may still be limited in the business activities we can pursue.

Despite our REIT status, we remain subject to various taxes.

        Notwithstanding our status as a REIT, we will be subject to certain federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute and we will incur a 100% excise tax on transactions with our TRS entities that are not conducted on an arm's length basis. Moreover, our TRS entities are taxable as a regular C corporation and will pay federal, state and local income tax on their net income at the applicable corporate rates.

If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, we would fail to qualify as a REIT.

        A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating, ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. We have received a private letter ruling from the Internal Revenue Service (the "IRS"), holding, among other things, that our buildings, including the structural components, constitute real property for purposes of the REIT qualification requirements. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If our structural components are subsequently determined not to constitute real property for purposes of the REIT qualification requirements, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, we would fail to qualify as a REIT, which could have a material adverse effect on the value of our common stock.

If interconnection services were not treated as qualifying income for purposes of the REIT qualification requirements, we may fail to qualify as a REIT.

        Interconnection services are a fundamental and growing part of our business. Based on representations we have made to the IRS that this activity is ordinary, necessary, usual, and customary in connection with the operation of our data center properties and those properties with similar character to ours, we have received a private letter ruling, holding, among other things, that amounts received from our customers for interconnection services will not be treated as other than "rents from real property" under the Code. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If the revenue associated with our interconnection activity was determined to be non-qualifying REIT income, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, there would be significant risk to our ability to qualify as a REIT, which could have a material adverse effect on the value of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The information set forth under the caption "Our Portfolio" in Item 1 of this Annual Report is incorporated by reference herein.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters to which we currently are a party, the ultimate disposition of any such matter will not result in a material adverse effect on us.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "COR" since September 23, 2010. As of February 12, 2014, we had eight holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

	Price Range
			Dividends Declared
	High	Low
2013:
Fourth Quarter	$34.82	$27.51	$0.35
Third Quarter	$36.00	$29.92	$0.27
Second Quarter	$38.57	$28.84	$0.27
First Quarter	$35.38	$28.11	$0.27
2012:
Fourth Quarter	$27.99	$20.50	$0.27
Third Quarter	$28.00	$25.36	$0.18
Second Quarter	$26.10	$22.53	$0.18
First Quarter	$24.74	$17.96	$0.18

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

Performance Graph

        The following line graph sets forth, for the period from September 23, 2010, through December 31, 2013, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index ("RMS"). The graph assumes that $100 was invested on September 23, 2010, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
September 23, 2010	$100.0	$100.0	$100.0
September 30, 2010	$102.4	$101.5	$101.7
December 31, 2010	$86.0	$112.4	$109.2
March 31, 2011	$100.7	$119.1	$116.3
June 30, 2011	$105.1	$119.2	$120.5
September 30, 2011	$92.8	$102.6	$103.0
December 31, 2011	$116.4	$114.8	$118.7
March 31, 2012	$155.2	$129.2	$131.5
June 30, 2012	$171.1	$125.7	$136.4
September 30, 2012	$179.8	$133.7	$136.4
December 31, 2012	$186.4	$133.2	$140.0
March 31, 2013	$237.6	$147.3	$151.1
June 30, 2013	$218.0	$151.6	$148.7
September 30, 2013	$234.4	$159.5	$144.2
December 31, 2013	$224.7	$176.3	$143.3

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

	The Company				Historical Predecessor
(in thousands except share and per share data)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	For the period September 28, 2010, through December 31, 2010	For the period January 1, 2010, through September 27, 2010	Year ended December 31, 2009
Statement of Operations Data
Operating revenues	$234,833	$206,934	$172,846	$38,352	$35,557	$28,831
Operating expenses:
Property operating and maintenance	64,260	61,235	55,049	12,107	14,272	13,954
Real estate taxes and insurance	8,458	8,765	9,119	1,642	1,262	1,787
Management fees to related party	—	—	—	—	3,582	2,244
Depreciation and amortization	65,785	64,327	68,967	19,146	11,848	11,193
Sales and marketing	14,405	10,330	5,744	1,341	125	135
General and administrative	27,317	25,910	21,846	4,987	2,258	1,401
Rent	19,659	18,711	18,336	4,551	2,177	2,816
Transaction costs	279	613	875	3,275	—	—

Total operating expenses	200,163	189,891	179,936	47,049	35,524	33,530

Operating income (loss)	34,670	17,043	(7,090)	(8,697)	33	(4,699)
Interest expense	(2,689)	(5,236)	(5,275)	(2,325)	(1,590)	(2,343)
Net income (loss)	31,612	10,716	(10,779)	(10,722)	(1,555)	(7,039)
Net income (loss) attributable to noncontrolling interests	12,771	5,668	(6,168)	(7,371)	—	—

Net income (loss) attributable to CoreSite Realty Corporation	$18,841	$5,048	$(4,611)	$(3,351)	$(1,555)	$(7,039)

Preferred stock dividends	(8,338)	(440)	—	—	—	—

Net income (loss) attributable to common shares	$10,503	$4,608	$(4,611)	$(3,351)	$(1,555)	$(7,039)

Earnings Per Share
Net income (loss) per share attributable to common shares
Basic	$0.50	$0.22	$(0.24)	$(0.17)
Diluted	0.49	0.22	(0.24)	(0.17)

Weighted average common shares outstanding
Basic	20,826,622	20,537,946	19,609,375	19,458,605
Diluted	21,503,212	20,992,290	19,609,375	19,458,605

Dividends declared per common share	$1.16	$0.81	$0.57	$0.13

	The Company				Historical Predecessor
Balance Sheet Data	2013	2012	December 31, 2011	2010	2009
Net investments in real estate	$892,821	$724,075	$677,553	$591,179	$218,055
Total Assets	1,016,494	845,332	808,226	833,026	239,420
Revolving credit facility	174,250	—	5,000	—	—
Mortgages and notes payable	58,250	59,750	116,864	124,873	62,387
Noncontrolling interests in operating partnership	355,897	372,544	387,379	422,226	—
Stockholders' equity / members' equity	688,307	710,773	232,808	232,239	162,338

	The Company				Historical Predecessor
(in thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	For the period September 28, 2010 through December 31, 2010	For the period January 1, 2010 through September 27, 2010	Year ended December 31, 2009
Net income (loss)	$31,612	$10,716	$(10,779)	$(10,722)	$(1,555)	$(7,039)
Real estate depreciation and amortization	62,040	61,700	67,673	18,936	11,748	11,193

FFO	93,652	72,416	56,894	8,214	10,193	4,154
Preferred stock dividends	(8,338)	(440)	—	—	—	—

FFO attributable to common shares and units	$85,314	$71,976	$56,894	$8,214	$10,193	$4,154

(1)
We consider funds from operations ("FFO"), a non-GAAP measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared during the period.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements." You should also review the "Risk Factors" in Item 1A. of this report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

Overview

        CoreSite Realty Corporation delivers network-dense, cloud-enabled, enterprise-class data center products and services across eight key North American markets. We are an owner, developer and operator of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the New York, Los Angeles, San Francisco Bay and Northern Virginia areas, Chicago, Boston, Miami and Denver. Our high-quality data centers feature ample and redundant power, advanced cooling and security systems and many are points of dense network interconnection. We are able to satisfy the full spectrum of our customers' data center requirements by providing data center space ranging in size from an entire building or large dedicated suites to a cage or cabinet. We lease our space to a broad and growing customer base ranging from enterprise customers to less space-intensive, more network-centric customers. Our operational flexibility allows us to selectively lease data center space to its highest and best use depending on customer demand, regional economies and property characteristics.

        As of December 31, 2013, our property portfolio included 16 operating data center facilities, multiple development projects and space and land held for development, which collectively comprise the potential for over 2.7 million NRSF, of which approximately 1.4 million NRSF is existing data center space. These stabilized properties include approximately 320,000 NRSF of space readily available for lease, of which approximately 243,000 NRSF is available for lease as data center space. Including the space currently under construction or in preconstruction at December 31, 2013, we own land and buildings sufficient to develop an additional 946,000 NRSF of data center space.

Factors which May Influence our Results of Operations

        Market and economic conditions.    We are impacted by general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macro-economic conditions that affect the economy and the economic outlook of the United States could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.

        Operating revenue.    The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available and pre-stabilized space. Excluding pre-stabilized properties and space held for development, as of December 31, 2013, the occupancy rate of the data center properties in our portfolio was approximately 81.7% of our NRSF. Negative trends in one or more of these factors could adversely affect our operating revenue in future periods. Future economic downturns or regional downturns affecting our markets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our customers to fulfill their lease commitments, as in the case of customer bankruptcies, could adversely affect our ability to maintain or increase operating revenue at our properties.

        Operating expenses.    Our operating expenses primarily consist of utility costs, including power, site maintenance, real estate taxes and insurance, personnel salaries and benefits, including stock based compensation, depreciation, as well as rental expenses on our properties in which we hold a leasehold interest. A substantial majority of our operating expenses is fixed in nature and should not vary significantly from period to period, unless we expand our existing data centers or acquire new data centers, which would entail additional operations, security and facility personnel, as well as utility, operating and maintenance expenses. Our buildings require significant power to support data center operations. We expect the cost of power will generally increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by the customer. In addition, the cost of power is generally higher in summer months as compared to other times of the year. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change; such increased costs could materially impact our financial condition, results of operations and cash flows.

        Substantially all of our data center NRSF is subject to the breakered-amp or sub-metered (branch circuit monitoring) power pricing models. We recover all or substantially all of our electricity costs for our leased data center space under either model. Under the sub-metered model, a customer pays us monthly for the power attributable to its equipment in the data center as well as for its ratable allocation of the power used to provide the cooling, lighting, security and other requirements supporting the data center, in each case, at a rate substantially equivalent to our then current cost of electricity. Under the breakered-amp model, a customer pays a fixed monthly fee per committed available ampere of connected power. The extent to which this fixed monthly fee correlates to the monthly amount we pay to our utility provider for electricity at each data center facility varies depending upon the amount of power each customer utilizes each month relative to the amount of committed power purchased.

        During the year ended December 31, 2013, new and expansion leases totaling approximately 235,000 NRSF commenced. The following table provides an overview of our new and expansion data center leasing activity for the periods indicated (in NRSF):

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
New and expansion leases signed but not yet commenced at beginning of period	126,418	140,367	152,240	148,817
Adjustments(1)	562	—	(11)	—
New and expansion leases signed during the period	26,276	23,294	30,810	42,799
New and expansion leases signed during the period which have commenced	(6,918)	(14,811)	(13,191)	(14,679)
New and expansion leases signed in previous periods which commenced during the period	(109,134)	(22,432)	(29,481)	(24,697)

Total leases signed but not yet commenced at end of period	37,204	126,418	140,367	152,240

(1)
Adjustments due to a change in the factor used to allocate support space to reflect the current build-out of certain properties. The adjustment does not alter the contractual rent we expect to receive under the affected leases.

        As of December 31, 2013, we had 1,393 leases with over 750 customers, the majority of our leases contained annual base rent escalations that were either fixed (generally ranging from 2% to 5%) or indexed based on a consumer price index or other similar inflation related index.

        Scheduled Lease Expirations.    Our ability to minimize churn and renew expiring leases or otherwise lease vacant space affects our results of operations. The data center leases scheduled to expire in 2014 and 2015 represent approximately 23.1% and 21.1%, respectively, of our annualized rent and 12.3% and 9.8%, respectively, of our stabilized occupied data center NRSF as of December 31, 2013.

        We continue to see demand in our markets for data center space. For the years ended December 31, 2013, rents on re-leased/renewed space increased by an average of 13.3% on a GAAP basis compared to the expiring rents for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for data center space, the condition of the property and whether the property, or space within the property, has been developed.

        Acquisitions, Development and Financing.    Our ability to grow rental and operating revenue depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2013, we had approximately 946,000 NRSF of future development and under development space or approximately 34% of the total space in our portfolio. We may encounter development delays, excess development costs, or encounter delays in leasing development space to customers. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through our revolving credit facility and other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities, when market conditions permit. We will require additional capital to finance future development activities, which may not be available or may not be available on terms acceptable to us.

        Conditions in Significant Markets.    Our operating properties are located in San Francisco Bay areas, Los Angeles, Northern Virginia areas, Boston, Chicago, New York, Miami and Denver. These markets comprised 29.8%, 28.7%, 18.2%, 9.4%, 8.4%, 3.6%, 1.3%, and 0.6%, respectively, of our annualized rent as of December 31, 2013. Positive or negative changes in conditions including supply and demand, rental rates, utility costs, and general economic conditions in these markets will impact our overall performance.

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

        The discussion below relates to our financial condition and results of operations for the years ended December 31, 2013, and 2012. A summary of our operating results for the years ended December 31, 2013, and 2012, is as follows (in thousands).

	Year Ended December 31,
	2013	2012	$ Change	% Change
Operating revenue	$234,833	$206,934	$27,899	13.5%
Operating expense	200,163	189,891	10,272	5.4%
Operating income	34,670	17,043	17,627	103.4%
Interest expense	2,689	5,236	(2,547)	-48.6%
Net income	31,612	10,716	20,896	195.0%

Operating Revenue

        Operating revenue during the years ended December 31, 2013, and 2012, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Data center revenue:
Rental revenue	$131,080	$116,146	$14,934	12.9%
Power revenue	59,663	53,672	5,991	11.2%
Interconnection revenue	28,932	21,637	7,295	33.7%
Tenant reimbursement and other	7,317	7,088	229	3.2%
Office, light industrial and other revenue	7,841	8,391	(550)	-6.6%

Total operating revenues	$234,833	$206,934	$27,899	13.5%

        The operating revenue increase was primarily due to a $14.9 million increase in data center rental revenue during the year ended December 31, 2013, compared to 2012. The increase in data center rental revenue is primarily due to the commencement of 235,000 NRSF of new and expansion leases during the year ended December 31, 2013. Included within the 235,000 NRSF are a 19,103 NRSF built-to-suit lease at SV4, which commenced on January 1, 2013, and a 23,663 NRSF lease at BO1, which commenced on April 1, 2013. These two leases increased data center rental revenue by $4.9 million which represents 33% of the total increase in data center rental revenue. The increase was partially offset by lease expirations that were not renewed which resulted in a data center rental revenue churn rate of 7.8% during the year ended December 31, 2013.

        Interconnection revenue increased $7.3 million due to an increase in the volume and pricing of cross connects from new and existing customers during the year ended December 31, 2013, compared to 2012. In addition, power revenue increased $6.0 million during the year ended December 31, 2013, compared to 2012, as a result of the new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue.

Operating Expenses

        Operating expenses during the years ended December 31, 2013, and 2012, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Property operating and maintenance	$64,260	$61,235	$3,025	4.9%
Real estate taxes and insurance	8,458	8,765	(307)	-3.5%
Depreciation and amortization	65,785	64,327	1,458	2.3%
Sales and marketing	14,405	10,330	4,075	39.4%
General and adminstrative	27,317	25,910	1,407	5.4%
Rent	19,659	18,711	948	5.1%
Transaction costs	279	613	(334)	-54.5%

Total operating expenses	$200,163	$189,891	$10,272	5.4%

        The overall increase in operating expenses was primarily due to additional sales and marketing expense of $4.1 million as a result of an increase in payroll and benefits expense due to an increase in the number of sales and marketing employees. During the year ended December 31, 2013, we increased our sales and marketing team to conform to and support the diversified customer base, as well as increase our penetration and deepen our resources in the eight markets where we operate.

        Property operating and maintenance expense increased $3.0 million as a result of an increase in payroll and benefits expense due to the increase in headcount of facilities personnel associated with data center expansion. In addition, power expense increased due to the overall increase in occupancy and customer power draw which is demonstrated by the commencement of 235,000 NRSF of new and expansion leases during the year ended December 31, 2013. These increases were partially offset by $1.5 million of additional capitalized construction personnel salaries as a result of the increase of development activities in our development pipeline during the year ended December 31, 2013, compared to 2012.

        Real estate taxes and insurance decreased as a result of a reduction of accrued real estate taxes associated with estimated amounts from 2010 due to a change in ownership in California. The final tax amounts for certain, but not all, properties became known in the fourth quarter 2013 and, therefore, the estimated accruals were reconciled to the actual expenses, resulting in a $0.3 million reduction in the expense.

        Depreciation and amortization increased $1.5 million as a result of the placement into service of approximately 226,000 NRSF of new operating and pre-stabilized space during the year ended December 31, 2013.

        General and administrative expense increased $1.4 million primarily due to additional payroll and benefits expense as a result of an increase in corporate headcount during the year ended December 31, 2013, compared to 2012. The increases were partially offset by a litigation settlement expense of $1.8 million during the year ended December 31, 2012.

Interest Expense

        The decrease in interest expense was primarily a result of an additional $2.5 million of capitalized interest during the year ended December 31, 2013, compared to 2012, primarily due to the data center developments at NY2, SV5, VA2 and LA2 during the year ended December 31, 2013, compared to December 31, 2012. A summary of interest expense for the years ended December 31, 2013, and 2012, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Interest expense and fees	$5,312	$5,392	$(80)	-1.5%
Amortization of deferred financing costs	1,739	1,681	58	3.5%
Capitalized interest	(4,362)	(1,837)	(2,525)	137.5%

Total interest expense	$2,689	$5,236	$(2,547)	-48.6%

Percent capitalized	61.9%	26.0%

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

        The discussion below relates to our financial condition and results of operations for the years ended December 31, 2012, and 2011. A summary of our operating results for the years ended December 31, 2012, and 2011 is as follows (in thousands).

	Year Ended December 31,
	2012	2011	$ Change	% Change
Operating revenue	$206,934	$172,846	$34,088	19.7%
Operating expense	189,891	179,936	9,955	5.5%
Operating income	17,043	(7,090)	24,133	340.4%
Interest expense	5,236	5,275	(39)	-0.7%
Net income	10,716	(10,779)	21,495	199.4%

Operating Revenue

        Operating revenue during the years ended December 31, 2012, and 2011, was as follows (in thousands):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Data center revenue:
Rental revenue	$116,146	$101,449	$14,697	14.5%
Power revenue	53,672	43,661	10,011	22.9%
Interconnection revenue	21,637	12,677	8,960	70.7%
Tenant reimbursement and other	7,088	6,610	478	7.2%
Office, light industrial and other revenue	8,391	8,449	(58)	-0.7%

Total operating revenues	206,934	172,846	$34,088	19.7%

        The operating revenue increase was primarily due to a $14.7 million increase in data center rental revenue during the year ended December 31, 2012, compared to 2011. The increase in data center rental revenue is primarily due to the commencement of 336 leases comprising 109,059 NRSF of new and expansion leases during the year ended December 31, 2012. The increase was partially offset by lease expirations that were not renewed which resulted in a data center rental revenue churn rate of 8.5% during the year ended December 31, 2012.

        Interconnection revenue increased $9.0 million due to an increase in the volume and pricing of cross connects during the year ended December 31, 2012, compared to 2011. In addition, power revenue increased $10.0 million during the year ended December 31, 2012, compared to 2011, as a result of the new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue.

Operating Expenses

        Operating expenses during the years ended December 31, 2012, and 2011, was as follows (in thousands):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Property operating and maintenance	$61,235	$55,049	$6,186	11.2%
Real estate taxes and insurance	8,765	9,119	(354)	-3.9%
Depreciation and amortization	64,327	68,967	(4,640)	-6.7%
Sales and marketing	10,330	5,744	4,586	79.8%
General and adminstrative	25,910	21,846	4,064	18.6%
Rent	18,711	18,336	375	2.0%
Transaction costs	613	875	(262)	-29.9%

Total operating expenses	$189,891	$179,936	$9,955	5.5%

        The overall increase in operating expenses was primarily due to additional sales and marketing expense of $4.6 million as a result of an increase in payroll and benefits expense associated with internal headcount growth and an increase in the number of sales and marketing employees. During the year ended December 31, 2012, we increased our sales and marketing team to conform to and support our diversified customer base.

        Property operating and maintenance expense increased $6.2 million as a result of an increase in payroll and benefits expense due to the increase in headcount of facilities personnel. In addition, power expense increased due to the overall increase in occupancy and customer power draw which is demonstrated by the commencement of 109,059 NRSF of new and expansion leases during the year ended December 31, 2012.

        Depreciation and amortization decreased $4.6 million as a result of the short-term useful life of the lease intangibles acquired in connection with our IPO that were fully amortized during the years ended December 31, 2012, and 2011.

        General and administrative expense increased $4.1 million primarily as a result of additional payroll and benefits expense from an increase in corporate headcount and a litigation settlement expense of $1.8 million during the year ended December 31, 2012, relating to the settlement of two outstanding litigation matters.

Interest Expense

        Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2012, was $5.2 million compared to interest expense of $5.3 million for the year ended December 31, 2011. The decrease in interest was primarily a result of an increase in capitalized interest due to the number of ongoing development projects partially offset by a higher average debt balance during the year ended December 31, 2012. A summary of interest expense for the years ended December 31, 2012, and 2011, is as follows:

	Year Ended December 31,
	2012	2011	$ Change	% Change
Interest expense and fees	$5,392	$5,311	$81	1.5%
Amortization of deferred financing costs	1,681	1,556	125	8.0%
Capitalized interest	(1,837)	(1,592)	(245)	15.4%

Total interest expense	$5,236	$5,275	$(39)	-0.7%

Percent capitalized	26.0%	23.2%

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

        Net cash provided by operating activities was $97.7 million for the year ended December 31, 2013, compared to $68.6 million for the year ended December 31, 2012. The increased cash provided by operating activities of $29.1 million, or 42%, was primarily due to the growth in rental, power and interconnection revenue year-over-year from existing customers and completion and subsequent leasing of new data center space at several properties, the receipt of lease incentive payments as a result of lease extensions involving CoreSite as the lessee, a decrease in interest expense as a result of the lower average debt balance and increased capitalized interest, partially offset by an increase in operating expenses and leasing commissions as a result of new and expansion and lease renewals and development of internal-use software.

        Net cash used in investing activities increased by $130.7 million to $214.5 million for the year ended December 31, 2013, compared to $83.8 million for the year ended December 31, 2012. This increase was primarily a result of the acquisition of NY2 for $21.9 million and cash invested in data center development projects at SV5, NY2, and VA2, where approximately 200,000 NRSF was under construction during the year ended December 31, 2013.

        Net cash provided by financing activities was $113.9 million for the year ended December 31, 2013, compared to $16.7 million for the year ended December 31, 2012. The increase in cash provided by financing activities of $97.3 million was primarily a result of draws on our revolving credit facility of $174.3 million during year ended December 31, 2013 and $57.1 million of mortgage loans repaid during the year ended December 31, 2012. The increase was partially offset by $115.0 million proceeds received from the issuance of Series A Preferred Stock during the year ended December 31, 2012, and a $24.0 million increase in dividends and distributions paid on our common stock and Operating Partnership units and dividends paid on preferred stock during the year ended December 31, 2013.

Analysis of Liquidity and Capital Resources

        We have an effective shelf registration statement that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

        Our short-term liquidity requirements primarily consist of funds needed for future distributions to common and preferred stockholders and holders of our common operating partnership units, interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses and certain capital expenditures, including for the development of data center space during the next twelve months. As of December 31, 2013, we had $5.3 million of cash and equivalents, excluding $0.2 million of restricted cash. Subject to our ability to obtain capital with favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $115 million to $145 million of investment to expand our operating data center portfolio. Our anticipated development activity is primarily comprised of the current projects under development and additional projects that may commence development in 2014 depending on various market conditions.

        We expect to meet our short-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other unsecured debt. During the year ended December 31, 2013, we entered into a Second Amended and Restated Credit Agreement for our revolving credit facility and partially exercised the accordion feature to increase the aggregate commitments of our borrowing capacity to $405.0 million. The accordion feature allows our Operating Partnership to increase the total commitment to $500.0 million, under specified circumstances. The total amount available for borrowings under our revolving credit facility is subject to the lesser of the facility amount or the availability calculated on our unencumbered asset pool. As of December 31, 2013, $174.3 million of borrowings were outstanding and we have up to $222.4 million of borrowing capacity under our revolving credit facility. Our ability to borrow under our revolving credit facility is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants. As of December 31, 2013, we were in compliance with the covenants under our revolving credit facility.

        In order to increase our liquidity requirements and access to capital and meet the needs of our development plans, our Operating Partnership and certain subsidiaries entered into a $100.0 million senior unsecured term loan on January 31, 2014. The senior unsecured term loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100.0 million, to $200.0 million, under specified circumstances. Our Operating Partnership used the proceeds from the senior unsecured term loan to repay the $58.3 million SV1 mortgage loan in its entirety and pay down a portion of its outstanding revolving credit facility balance. Including the subsequent partial repayment of the revolving credit facility, we have the ability to borrow approximately $264 million under the revolving credit facility.

        Our long-term liquidity requirements primarily consist of the costs to fund the development of additional phases of our current projects under development, including the Santa Clara Campus, the One Wilshire Campus, VA2 and NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common operating partnership units, scheduled debt maturities and capital improvements. We expect to meet our long-term liquidity requirements through net cash provided by operations, after paying for dividends, and by incurring long-term indebtedness, such as property mortgage loans, and drawing on our revolving credit facility. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common operating partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Inflation

        Substantially all of our leases contain annual rent increases and have an average lease term of three to four years. As a result, we believe that we are largely insulated from the effects of inflation. However, any increases in the costs of development of our data center properties will generally result in increased cash requirements to develop our data center properties and increased depreciation expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these development costs to our customers in the form of higher rents.

Indebtedness

        A summary of outstanding indebtedness as of December 31, 2013 and 2012 is as follows (in thousands):

	Interest Rate	Maturity Date	December 31, 2013	December 31, 2012
SV1—Mortgage loan	3.67% and 3.71% at December 31, 2013, and December 31, 2012, respectively	Repaid on January 31, 2014	$58,250	$59,750
Revolving credit facility	2.17% and 2.46% at December 31, 2013, and December 31, 2012, respectively	January 3, 2017	174,250	—

Total principal outstanding			$232,500	$59,750

        As of December 31, 2013, we were in compliance with the covenants under our revolving credit facility and the SV1 mortgage loan. On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100.0 million senior unsecured term loan. For additional information with respect to the senior unsecured term loan, our outstanding indebtedness as of December 31, 2013, and December 31, 2012, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 8—Note 8—Debt in "Financial Statements and Supplementary Data" included in the Annual Report.

Contractual Obligations

        The following table summarizes our contractual obligations and off-balance sheet arrangements as of December 31, 2013, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$19,028	$19,388	$19,076	$17,641	$15,975	$64,918	$156,026
Credit Facility(1)	3,778	3,778	3,778	174,250	—	—	185,584
SV1—Mortgage loan(2)	59,887	—	—	—	—	—	59,887
Construction contracts(3)	28,869	—	—	—	—	—	28,869
Other(4)	1,984	1,089	582	194	118	1,659	5,626

Total	$113,546	$24,255	$23,436	$192,085	$16,093	$66,577	$435,992

(1)
Includes $174.3 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of January 3, 2017. The revolving credit facility is subject to variable rates and we estimated interest payments based on the interest rate as of December 31, 2013.

(2)
Includes $58.3 million of mortgage principal payments and estimated interest payments until debt maturity on October 9, 2014. We estimated interest payments of $1.6 million in 2014. The mortgage payable is subject to variable rates and we estimated interest payments based on the interest rate as of December 31, 2013. On January 31, 2014, the SV1 mortgage loan was repaid in its entirety using the proceeds from the senior unsecured term loan.

(3)
Obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.

(4)
Obligations for power contracts, telecommunications leases, and internal system development.

        As part of our 2012 acquisition of Comfluent, a Denver, Colorado based data center operator, the former owner was hired and is compensated based upon successfully renewing and increasing revenue relating to the customer base that existed at the date of acquisition. We currently estimate this amount to be $8.0 million, assuming all customers are renewed beyond January 2015. We currently have $1.2 million accrued as a leasing commission related to those customers that were renewed as of December 31, 2013.

Off-Balance Sheet Arrangements

        As of December 31, 2013, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 "Summary of Significant Accounting Policies in "Financial Statements and Supplementary Data" included in this Annual Report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

        Acquisition of Investment in Real Estate.    We apply purchase accounting to the assets and liabilities related to all of our real estate investments acquired. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and lease origination costs. These allocation assessments involve significant judgment and complex calculations and have a direct impact on our results of operations.

        Capitalization of Costs.    Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. We also capitalize a portion of internal sales employees' compensation and payroll-related fringe benefits that directly relate to time spent executing successful lease agreements. During the years ended December 31, 2013, 2012, and 2011, we capitalized $3.9 million, $2.7, million, and $2.3 million, respectively, of internal sales commissions, salaries, and payroll-related fringe benefits.

        Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs (including interest), real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred. Indirect costs capitalized for the years ended December 31, 2013, 2012, and 2011, are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest	$4,362	$1,837	$1,591
Real estate taxes and insurance	1,473	732	432
Employee salaries and benefits	2,447	957	741

Capitalized indirect development costs	$8,282	$3,526	$2,764

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

        Revenue Recognition.    Rental income is recognized on a straight-line basis over the noncancelable term of customer leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent receivable on our consolidated balance sheets. Many of our leases contain provisions under which our customers reimburse us for a portion of direct operating expenses, including power, as well as real estate taxes and insurance. Such reimbursements are recognized in the period that the expenses are recognized. We recognize the amortization of the acquired above-market and below-market leases as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. If the value of below-market leases includes renewal option periods, we include such renewal periods in the amortization period utilized.

        Interconnection, utility services, and additional space services are considered separate earnings processes that are typically provided and completed on a month-to-month basis and revenue is recognized in the period that the services are performed. Non-recurring customer set-up charges and utility installation fees are initially deferred and recognized over the lease term or the expected period of performance unless management determines a separate earnings process exists related to an installation charge.

        On October 1, 2013, we established standard contracts for nonrecurring charges, including utility installation services and additional space services, in order to streamline transaction processing and simplify customer pricing, thereby taking on more of the risks and rewards associated with the delivery of these services and products. CoreSite started accounting for utility installation services and additional space services on a gross basis within the consolidated statement of operations because we now act as the primarily obligor and bear substantially all of the risks and rewards associated with the utility installation services and additional space services. In prior periods, where we did not bear substantially all of the risks and rewards associated with the utility installation services and additional space services, these transactions were accounted for on a net basis within the consolidated statements of operations. For the years ended December 31, 2013, 2012, and 2011, CoreSite presented $2.1 million, $2.6 million, and $1.7 million, respectively, of revenue from utility installation fees and additional space services net of $1.9 million, $2.2 million, and $1.2 million of costs as operating revenue within the consolidated statements of operations.

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

        As of December 31, 2013, we had $232.5 million of consolidated indebtedness that bore interest at variable rates. We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates and excludes consideration of interest capitalized. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt would decrease future net income and cash flows by approximately $2.3 million annually. If interest rates were to decrease by 1%, the decrease in interest expense on the variable rate debt would be approximately $2.3 million annually.

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

        We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation. We also have audited CoreSite Realty Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CoreSite Realty Corporation's management is responsible for these consolidated financial statements and the related financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule and an opinion on CoreSite Realty Corporation's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoreSite Realty Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, CoreSite Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP

Denver, Colorado
February 14, 2014

CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2013	December 31, 2012
ASSETS
Investments in real estate:
Land	$78,983	$85,868
Building and building improvements	717,007	596,405
Leasehold improvements	95,218	85,907

	891,208	768,180
Less: Accumulated depreciation and amortization	(155,704)	(105,433)

Net investment in operating properties	735,504	662,747
Construction in progress	157,317	61,328

Net investments in real estate	892,821	724,075
Cash and cash equivalents	5,313	8,130
Accounts and other receivables, net of allowance for doubtful accounts of $159 and $625 as of December 31, 2013, and 2012, respectively	10,339	9,901
Lease intangibles, net of accumulated amortization of $17,646 and $33,050 as of December 31, 2013, and 2012, respectively	11,028	19,453
Goodwill	41,191	41,191
Other assets	55,802	42,582

Total assets	$1,016,494	$845,332

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$174,250	$—
Mortgage loan payable	58,250	59,750
Accounts payable and accrued expenses	67,782	50,624
Deferred rent payable	9,646	4,329
Acquired below-market lease contracts, net of accumulated amortization of $4,361 and $10,062 as of December 31, 2013, and 2012, respectively	6,681	8,539
Prepaid rent and other liabilities	11,578	11,317

Total liabilities	328,187	134,559
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of December 31, 2013, and 2012	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,387,152 and 21,202,673 shares issued and outstanding at December 31, 2013, and 2012, respectively	209	207
Additional paid-in capital	267,465	259,009
Distributions in excess of net income	(50,264)	(35,987)

Total stockholders' equity	332,410	338,229
Noncontrolling interests	355,897	372,544

Total equity	688,307	710,773

Total liabilities and equity	$1,016,494	$845,332

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Operating revenues:
Data center revenue:
Rental revenue	$131,080	$116,146	$101,449
Power revenue	59,663	53,672	43,661
Interconnection revenue	28,932	21,637	12,677
Tenant reimbursement and other	7,317	7,088	6,610
Office, light industrial and other revenue	7,841	8,391	8,449

Total operating revenues	234,833	206,934	172,846
Operating expenses:
Property operating and maintenance	64,260	61,235	55,049
Real estate taxes and insurance	8,458	8,765	9,119
Depreciation and amortization	65,785	64,327	68,967
Sales and marketing	14,405	10,330	5,744
General and administrative	27,317	25,910	21,846
Rent	19,659	18,711	18,336
Transaction costs	279	613	875

Total operating expenses	200,163	189,891	179,936

Operating income (loss)	34,670	17,043	(7,090)
Gain on early extinguishment of debt	—	—	939
Interest income	32	13	117
Interest expense	(2,689)	(5,236)	(5,275)

Income (loss) before income taxes	32,013	11,820	(11,309)
Income tax (expense) benefit	(401)	(1,104)	530

Net income (loss)	$31,612	$10,716	$(10,779)
Net income (loss) attributable to noncontrolling interests	12,771	5,668	(6,168)

Net income (loss) attributable to CoreSite Realty Corporation	$18,841	$5,048	$(4,611)
Preferred stock dividends	(8,338)	(440)	$—

Net income(loss) attributable to common shares	$10,503	$4,608	$(4,611)

Net income (loss) per share attributable to common shares:
Basic	$0.50	$0.22	$(0.24)
Diluted	$0.49	$0.22	$(0.24)

Weighted average common shares outstanding
Basic	20,826,622	20,537,946	19,609,375
Diluted	21,503,212	20,992,290	19,609,375

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income (loss)	$31,612	$10,716	$(10,779)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	—	(72)	(366)
Reclassification of other comprehensive income to interest expense	—	145	173

Comprehensive income (loss)	31,612	10,789	(10,972)
Comprehensive income (loss) attributable to noncontrolling interests	17,323	5,951	(6,275)

Comprehensive income (loss) attributable to common shares	$14,289	$4,838	$(4,697)

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

		Common Shares				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-in Capital	Distributions in Excess of Net Income		Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Number	Amount
Balance at January 1, 2011	$—	19,644,042	$194	$239,453	$(7,460)	$52	$232,239	$422,226	$654,465
Offering costs	—	—	—	(17)	—	—	(17)	—	(17)
Redemption of noncontrolling interests	—	889,610	9	13,759	—	—	13,768	(13,768)	—
Issuance of restricted stock awards, net of forfeitures	—	212,180	—	—	—	—	—	—	—
Exercise of stock options	—	1,962	—	31	—	—	31	—	31
Amortization of deferred compensation	—	—	1	2,957	—	—	2,958	—	2,958
Dividends and distributions	—	—	—	—	(11,474)	—	(11,474)	(14,804)	(26,278)
Net loss	—	—	—	—	(4,611)	—	(4,611)	(6,168)	(10,779)
Change in fair value on derivative contracts	—	—	—	—	—	(163)	(163)	(203)	(366)
Reclassification of other comprehensive loss to interest expense	—	—	—	—	—	77	77	96	173

Balance at December 31, 2011	—	20,747,794	204	256,183	(23,545)	(34)	232,808	387,379	620,187
Issuance of restricted stock awards, net of forfeitures	—	357,009	—	—	—	—	—	—	—
Exercise of stock options	—	97,870	1	1,563	—	—	1,564	—	1,564
Issuance of Series A Preferred Stock	115,000	—	—	(4,385)	—	—	110,615	—	110,615
Amortization of deferred compensation	—	—	2	5,648	—	—	5,650	—	5,650
Dividends accumulated on preferred stock	—	—	—	—	(440)	—	(440)	—	(440)
Dividends and distributions	—	—	—	—	(17,050)	—	(17,050)	(20,542)	(37,592)
Net income	—	—	—	—	5,048	—	5,048	5,668	10,716
Change in fair value on derivative contracts	—	—	—	—	—	(31)	(31)	(41)	(72)
Reclassification of other comprehensive loss to interest expense	—	—	—	—	—	65	65	80	145

Balance at December 31, 2012	115,000	21,202,673	207	259,009	(35,987)	—	338,229	372,544	710,773
Issuance of restricted stock awards, net of forfeitures	—	129,698	1	—	—	—	1	—	1
Exercise of stock options	—	54,781	1	924	—	—	925	—	925
Offering costs	—	—	—	(27)	—	—	(27)	—	(27)
Amortization of deferred compensation	—	—	—	7,559	—	—	7,559	—	7,559
Dividends declared on preferred stock	—	—	—	—	(8,338)	—	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	(24,780)	—	(24,780)	(29,418)	(54,198)
Net income	—	—	—	—	18,841	—	18,841	12,771	31,612

Balance at December 31, 2013	$115,000	21,387,152	$209	$267,465	$(50,264)	$—	$332,410	$355,897	$688,307

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$31,612	$10,716	$(10,779)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,785	64,327	68,967
Amortization of above/below market leases	(823)	(1,505)	(1,650)
Amortization of deferred financing costs	1,739	1,681	1,556
Gain on early extinguishment of debt	—	—	(939)
Share-based compensation	6,770	5,650	2,958
Amortization of discount to fair market value of acquired loan	—	—	687
Bad debt expense	244	544	292
Changes in operating assets and liabilities:
Accounts receivable	(682)	(3,657)	(1,523)
Due to and due from related parties	—	—	2
Deferred rent receivable	(2,248)	(3,966)	(4,986)
Deferred leasing costs	(6,852)	(4,105)	(4,215)
Other assets	(7,157)	(2,465)	(515)
Accounts payable and accrued expenses	3,756	2,245	7,273
Prepaid rent and other liabilities	262	(1,611)	2,820
Deferred rent payable	5,317	794	1,258

Net cash provided by operating activities	97,723	68,648	61,206

CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(7,128)	(6,075)	(5,328)
Real estate improvements	(185,452)	(83,837)	(112,196)
Acquisition of NY2	(21,889)	—	—
Acquisition of Comfluent, net of cash received	—	(2,581)	—
Changes in reserves for capital improvements	—	8,691	4,965

Net cash used in investing activities	(214,469)	(83,802)	(112,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Offering costs	—	—	(17)
Proceeds from exercise of stock options	925	1,564	31
Gross proceeds from the issuance of Series A Preferred Stock	—	115,000	—
Series A Preferred Stock offering costs paid	(27)	(4,190)	—
Proceeds from revolving credit facility	174,250	72,750	5,000
Payments on revolving credit facility	—	(77,750)	—
Proceeds from mortgage loans payable	—	—	6,440
Repayments of mortgage loans payable	(1,500)	(57,114)	(14,189)
Payments of loan fees and costs	(2,621)	(503)	(1,745)
Dividends and distributions	(57,098)	(33,101)	(23,785)

Net cash provided by (used in) financing activities	113,929	16,656	(28,265)

Net change in cash and cash equivalents	(2,817)	1,502	(79,618)
Cash and cash equivalents, beginning of period	8,130	6,628	86,246

Cash and cash equivalents, end of period	$5,313	$8,130	$6,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,365	$5,492	$4,360
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$19,821	$10,520	$5,564
Accrual of dividends and distributions	$18,804	$13,384	$8,453

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. Organization

        CoreSite Realty Corporation (the "Company," "we," or "our") was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust ("REIT"). Through our controlling interest in CoreSite, L.P. (our "Operating Partnership"), we are engaged in the business of owning, acquiring, constructing and managing technology-related real estate or more commonly referred to as data centers. As of December 31, 2013, the Company owns a 45.2% common interest in the Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles ("GAAP"). Intercompany balances and transactions have been eliminated in these consolidated financial statements. The Company reviewed subsequent events through the issuance date for inclusion in these consolidated financial statements.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, goodwill, accrued liabilities and performance-based equity compensation plans. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Adjustments and Reclassifications

        Office, light industrial and other revenue, included within the consolidated statements of operations for the years ended December 31, 2012, and 2011, have been reclassified to conform to the 2013 financial statement presentation. In addition, certain other immaterial amounts included in the consolidated financial statements for 2012 and 2011 have been reclassified to conform to the 2013 financial statement presentation.

Investments in Real Estate

        Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $4.4 million, $1.8 million and $1.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

        Depreciation expense was $53.3 million, $42.3 million and $33.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        The fair value of the land and building of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" fair value is then allocated to land and building based on management's determination of the fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

        The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss was recognized for the years ended December 31, 2013, 2012, or 2011.

        The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2013 and 2012, we had approximately $41.2 million of goodwill at each date. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We utilized the qualitative assessment approach for our 2013 and 2012 annual goodwill impairment evaluation. No impairment loss was recognized for the years ended December 31, 2013, 2012, or 2011.

Cash and Cash Equivalents

        Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

        Deferred leasing costs include commissions paid to third party leasing agents and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases, which are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense.

        Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included as a component of interest expense.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Recoverability of Long-Lived Assets

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the years ended December 31, 2013, 2012, and 2011, no impairment was recognized.

Derivative Instruments and Hedging Activities

        We reflect all derivative instruments at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income (loss). Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. As of December 31, 2013, and 2012, the Company had no derivative instruments outstanding.

        On February 3, 2014, we entered into a $100 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flow relating to interest payments on $100 million of one month LIBOR variable rate debt, which includes the senior unsecured term loan or the revolving credit facility. The interest rate swap was designated for hedge accounting.

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

        When arrangements include multiple elements, the revenue associated with separate elements is allocated based on the relative fair values of those elements. The revenue associated with each element is then recognized as earned. Interconnection services and additional space services are considered as separate earnings processes that are provided and completed on a month-to-month basis and revenue is recognized in the period that services are performed. Set-up charges and utility installation fees are initially deferred and recognized over the term of the arrangement as revenue.

        Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized as revenue in the period that the related expenses are incurred.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At December 31, 2013, and 2012, the allowance for doubtful accounts totaled $0.2 million and $0.6 million, respectively.

Share-Based Compensation

        We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is calculated based on Black-Scholes option-pricing model and is being amortized on a straight-line basis over the vesting period. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant and is amortized on a straight-line basis over the vesting period.

Asset Retirement and Environmental Remediation Obligations

        We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At December 31, 2013, and 2012, the amount included in other liabilities on the consolidated balance sheets was approximately $2.2 million and $2.6 million, respectively.

Income Taxes

        We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2010. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

        To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore, no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. Any taxable income prior to the completion of the IPO is the responsibility of the Company's prior member. The allocable share of income is included in the income tax returns of the members. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        We have elected to treat certain subsidiaries as taxable REIT subsidiaries ("TRS"). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes. Relative deferred tax assets and liabilities arising from temporary differences in financial reporting versus tax reporting are also established as determined by management.

        Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2013, and 2012, the deferred income taxes were not material.

        We currently have no liabilities for uncertain tax positions. The earliest tax year for which we are subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and the earliest year subject to examination of our subsidiaries is 2010.

Concentration of Credit Risks

        Our cash and cash equivalents are maintained in various financial institutions, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk in this area. We have no off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements.

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

3. Acquisitions

        In April 2012, the Company paid cash of $2.6 million, net of cash received, to acquire a leasehold interest in two additional locations, DE1 and DE2, through the acquisition of Comfluent, a Denver, Colorado based data center operator. As part of the acquisition, we hired the former owner to assist with management of the buildings. See additional discussion in Note 15.

        In February 2013, the Company acquired land and vacant building in Secaucus, NJ, referred to as NY2, with a book value of $23.4 million, to develop into a data center.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

4. Acquired Intangible Assets and Liabilities

        During the year ended December 31, 2012, through the acquisition of DE1 and DE2, the Company added $2.9 million of new intangible assets and $0.2 million of new intangible liabilities with a weighted average life of 4.4 years and 0.5 years, respectively. The Company did not acquire new intangible assets or liabilities during the years ended December 31, 2013, and 2011.

        The gross above-market lease value at December 31, 2013, and 2012, was $4.1 million and $6.8 million, respectively, and total accumulated amortization at December 31, 2013, and 2012, was $2.8 million and $4.5 million, respectively. The gross below-market lease value at December 31, 2013, and 2012, was $11.0 million and $18.6 million, respectively, and total accumulated amortization at December 31, 2013, and 2012, was $4.4 million and $10.1 million, respectively. The net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.8 million, $1.5 million, and $1.7 million, for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year Ending December 31,
2014	$434
2015	548
2016	565
2017	596
2018	597
Thereafter	2,590

Total	$5,330

        Amortization of all other identified intangible assets was $7.4 million, $18.1 million, and $32.2 million, for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, and 2012, the gross intangible value was $24.5 million and $45.7 million, respectively, and the total accumulated amortization balance was $14.8 million and $28.6 million, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2014	$3,168
2015	2,071
2016	1,665
2017	1,172
2018	656
Thereafter	945

Total	$9,677

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. Investment in Real Estate

        The following is a summary of the properties owned and leased at December 31, 2013 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Leasehold Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$119,525	$—	$3,693	$130,081
SV2	Milpitas, CA	5,086	24,202	—	484	29,772
SV3	Santa Clara, CA	3,972	45,840	—	130	49,942
SV4	Santa Clara, CA	4,442	86,226	—	680	91,348
SV5	Santa Clara, CA	2,370	19,986	—	—	22,356
Santa Clara Campus(1)	Santa Clara, CA	8,173	8,220	—	9,384	25,777
BO1	Somerville, MA	6,100	77,919	—	2,940	86,959
NY1	New York, NY	—	—	32,717	46	32,763
NY2	Secaucus, NJ	386	14,031	—	88,905	103,322
VA1	Reston, VA	6,903	106,171	—	3,121	116,195
VA2	Reston, VA	—	—	—	34,030	34,030
DC1	Washington, DC	—	—	7,417	269	7,686
CH1	Chicago, IL	5,493	82,011	—	164	87,668
LA1	Los Angeles, CA	—	—	53,669	2,938	56,607
LA2	Los Angeles, CA	28,467	122,912	—	10,457	161,836
MI1	Miami, FL	728	9,964	—	4	10,696
DE1	Denver, CO	—	—	730	6	736
DE2	Denver, CO	—	—	685	66	751

Total		$78,983	$717,007	$95,218	$157,317	$1,048,525

(1)
This campus includes office and light-industrial real estate buildings and land held for development.

6. Other Assets

        Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31, 2013, and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Deferred leasing costs	$14,159	$12,444
Deferred rent receivable	17,265	15,017
Deferred financing costs	3,312	2,520
Corporate furniture, fixtures and equipment	7,346	4,152
Internal-use software	8,525	2,300
Other	5,195	6,149

Total	$55,802	$42,582

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Other Assets (Continued)

        Deferred leasing costs are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2014	$4,798
2015	3,843
2016	2,132
2017	1,155
2018	760
Thereafter	1,471

Total	$14,159

7. Leases

        The future minimum lease payments to be received under noncancelable operating leases in effect at December 31, 2013, are as follows (in thousands):

Year Ending December 31,
2014	$129,832
2015	104,664
2016	77,789
2017	52,966
2018	35,051
Thereafter	71,141

Total	$471,443

        As the lessee, the Company currently leases data center space under noncancelable operating lease agreements at NY1, LA1, DC1, DE1, and DE2, and its headquarters located in Denver, Colorado. The future minimum lease payments to be paid under noncancelable leases in effect at December 31, 2013, are as follows (in thousands):

Year Ending December 31,
2014	$19,028
2015	19,388
2016	19,076
2017	17,641
2018	15,975
Thereafter	64,918

Total	$156,026

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

8. Debt

        A summary of outstanding indebtedness as of December 31, 2013, and 2012, is as follows (in thousands):

	Interest Rate	Maturity Date	December 31, 2013	December 31, 2012
SV1—Mortgage loan	3.67% and 3.71% at December 31, 2013, and December 31, 2012, respectively	Repaid on January 31, 2014	$58,250	$59,750
Revolving credit facility	2.17% and 2.46% at December 31, 2013, and December 31, 2012, respectively	January 3, 2017	174,250	—

Total principal outstanding			$232,500	$59,750

Senior Unsecured Term Loan

        On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan. The senior unsecured term loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The senior unsecured term loan ranks pari passu with our revolving credit facility and contains the same financial covenants and other customary restrictive covenants. The borrowings bear interest at a rate per annum equal to LIBOR plus 175 basis points to 265 basis points, each depending on our Operating Partnership's leverage ratio.

        On February 3, 2014, we entered into a $100 million interest rate swap agreement to protect against adverse fluctuation in interest rates by reducing our exposure to variability in cash flow relating to interest payments on $100 million of one month LIBOR variable rate debt, which includes the senior unsecured term loan or the revolving credit facility. The interest rate swap has a five-year term and at CoreSite's current leverage ratio, effectively fixes the senior unsecured term loan interest rate at 3.23%.

SV1 Mortgage Loan

        As of December 31, 2013, SV1 was subject to a $58.3 million mortgage loan with a maturity date of October 9, 2014. The loan bears variable interest and requires the payment of interest and principal until maturity. The mortgage requires ongoing compliance by us with various covenants including liquidity and net operating income covenants. As of December 31, 2013, we were in compliance with the covenants under the mortgage. On January 31, 2014, we paid off the SV1 Mortgage loan in its entirety using the proceeds from the senior unsecured term loan, discussed above.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

8. Debt (Continued)

Revolving Credit Facility

        On January 3, 2013, our Operating Partnership and certain subsidiary co-borrowers entered into a second amended and restated senior unsecured revolving credit facility (the "Credit Agreement") with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement amended the Operating Partnership's senior secured revolving credit facility, dated December 15, 2011 (the "Prior Facility"), and provides for the release of the properties owned by the Operating Partnership's wholly-owned subsidiaries from the existing liens in favor of the credit facility lenders, with the facility continuing on an unsecured basis and unconditionally guaranteed on a senior unsecured basis by the Company. Our Operating Partnership acts as the parent borrower, and our subsidiaries that own or lease real estate properties, are co-borrowers under the Credit Agreement.

        The Credit Agreement increased the commitment from the Prior Facility of $225.0 million to $355.0 million and extended the initial maturity date of the Prior Facility from December 15, 2014, to January 3, 2017, with a one-time extension option, which, if exercised, would extend the maturity date to January 3, 2018. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment to $500.0 million, under specified circumstances. On June 28, 2013, the borrowers under the Credit Agreement partially exercised the accordion feature to increase the aggregate commitments by $50.0 million. As a result of the accordion exercise, the borrowing capacity increased from $355.0 million to $405.0 million. All other terms of the Credit Agreement remain unchanged.

        Under the Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to 175 basis points, each depending on our Operating Partnership's leverage ratio.

        The total amount available for borrowings under the Credit Agreement is subject to the lesser of the facility amount or the availability calculated based on our unencumbered asset pool. As of December 31, 2013, $174.3 million was borrowed and outstanding and $222.4 million was available for us to borrow under the Credit Agreement. Subsequent to December 31, 2013, CoreSite paid down a portion of the revolving credit facility using the proceeds from the senior unsecured term loan.

        Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

  •
  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%. As if December 31, 2013, our leverage ratio was 15.5%.

  •
  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%. As of December 31, 2013, our secured debt ratio was 3.7%.

  •
  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.0. As of December 31, 2013, our fixed charge coverage ratio was 7.2 to 1.0; and

  •
  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%. As of December 31, 2013, our unhedged variable rate debt ratio was 14.9%.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

8. Debt (Continued)

        As of December 31, 2013, we were in compliance with the covenants under our Credit Agreement.

Debt Maturities

        The following table summarizes the amount of our outstanding debt, when such debt currently becomes due, including the subsequent impact of the new senior unsecured term loan, payoff of the SV1 mortgage and partial repayment of the revolving credit facility (in thousands, as adjusted for these subsequent events):

Year Ending December 31,
2014	$—
2015	—
2016	—
2017	132,500
2018	—
Thereafter	100,000

Total	$232,500

9. Stockholders' Equity

        At December 31, 2013, 120 million shares were authorized to be issued by CoreSite, of which 100 million shares represent common stock and 20 million represent preferred stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of stock to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class of series of shares to be issued.

Common Stock

        At December 31, 2013, we had 21.4 million shares of common stock issued and outstanding. Since IPO, we have issued common stock under our Equity Incentive Plan, in which certain of our employees and outside directors participate in stock-based compensation plans that provide compensation in the form of common stock. Under the Equity Incentive Plan, we received gross proceeds from the exercise of stock options of $0.9 million, $1.6 million, and less than $0.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Also, we issued shares of common stock as a result of RSA grants, net of forfeitures, and option exercises in the amount of 184,479, 454,879 and 214,142 during the years ended December 31, 2013, 2012, and 2011, respectively. See Note 11 for additional information on the plan.

        On November 15, 2011, 889,610 Operating Partnership units held by third parties were redeemed for common stock of the Company. This redemption was recorded as a $13.8 million reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Stockholders' Equity (Continued)

Preferred Stock

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

        The series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series A preferred stock will rank senior to the Company common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the series A preferred stock before December 12, 2017, except in limited circumstances to preserve its status as a REIT. On or after December 12, 2017, the Company may, at its option, redeem the series A preferred stock, in whole or in part, at any time or from time to time, for cash at redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series A preferred stock up to but excluding the redemption date. Holders of the series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither the Company's common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, or NYSE, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series A preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series A preferred stock, the Company has provided or provides notice of its election to redeem the series A preferred stock) to convert some or all of the series A preferred stock held by it into a number of shares of the Company's common stock per share of series A preferred stock to be converted equal to the lesser of:

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Stockholders' Equity (Continued)

Dividends

        In 2013, 2012, and 2011, we paid all our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends for the years then ended:

	2013	2012	2011
Common Stock:
Ordinary income	$1.16	$0.81	$0.57
Qualified dividend	—	—	—
Capital gains	—	—	—
Return of capital	—	—	—

Total dividend(1)	$1.16	$0.81	$0.57

Preferred Stock:
Ordinary income	$1.98	$—	$—
Qualified dividend	—	—	—
Capital gains	—	—	—

Total dividend(2)	$1.98	—	—

(1)
Of the $1.16 taxable dividend in 2013, $0.35 was paid in January 2014. Of the $0.81 taxable dividend in 2012, $0.27 was paid in January 2013. Of the $0.57 taxable dividend in 2011, $0.18 was paid in January 2012.

(2)
Of the $1.98 taxable dividend in 2013, $0.4531 was paid in January 2014. The 2013 dividend includes a pro rata dividend from and including the original issue date of December 12, 2012. There were no preferred stock dividends in 2012 and 2011.

        In order to comply with the real estate investment trust requirements of the Internal Revenue Code, we are generally required to make common stock distributions (other than capital gain distributions) to our stockholders at least equal to (i) the sum of (a) 90% of our "REIT taxable income" computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess non-cash income. Our common stock dividend policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Internal Revenue Code, while allowing us to retain cash to meet other needs, such as capital improvements and other investment activities.

        Common stock dividends are characterized for federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable return of capital or a combination of the four. Common stock dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder's basis in the common stock. To the extent that a dividend exceeds both current and accumulated earnings and profits and the stockholder's basis in the common stock, it will generally be treated as a gain from the sale or exchange of that stockholder's common stock. At the beginning of each year, we notify our stockholders of the taxability of the common stock dividends paid during the preceding year.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Stockholders' Equity (Continued)

        Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

        Our tax return for the year ended December 31, 2013 has not been filed. The taxability information presented for our dividends paid in 2013 is based upon management's estimate.

10. Noncontrolling Interests—Operating Partnership

        Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Common Operating Partnership units have been eligible to have the Common Operating Partnership units redeemed for our common stock on a one-for-one basis or cash, at our option.

        The following table shows the ownership interest in the Operating Partnership as of December 31, 2013, and 2012:

	December 31, 2013		December 31, 2012
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	20,896,685	45.2%	20,610,523	44.8%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	54.6%	25,275,390	55.0%
Incentive units held by employees	85,457	0.2%	78,319	0.2%

Total	46,257,532	100.0%	45,964,232	100.0%

        For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Common Operating Partnership unit to the Company. During the year ended December 31, 2013, the Company issued 286,964 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Common Operating Partnership units were issued to the Company by the Operating Partnership. Additionally, during the year ended December 31, 2013, Operating Partnership units of 7,138 were issued to employees upon their vesting in the incentive unit awards.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

10. Noncontrolling Interests—Operating Partnership (Continued)

        Holders of Common Operating Partnership units of record as of March 28, 2013, June 28, 2013, and September 30, 2013, received quarterly distributions of $0.27 per unit payable in correlation with declared dividends on common shares. Holders of Common Operating Partnership units of record as of December 31, 2013, received quarterly distributions of $0.35 per unit payable in correlation with declared dividends on common shares.

        On December 12, 2012, the Operating Partnership issued 4.6 million Preferred Operating Partnership units to the Company in connection with our issuance of Series A Cumulative Preferred Stock. The Preferred Operating Partnership units rank senior to the Common Operating Partnership units held by the Company and noncontrolling interests.

        The redemption value of the noncontrolling interests at December 31, 2013, was $816.4 million based on the closing price of the Company's stock of $32.19 on that date.

11. Equity Incentive Plan

        In connection with our IPO, the Company's Board of Directors adopted the 2010 Equity Incentive Plan (as amended, the "2010 Plan"). The 2010 Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. Following approval by the Board of Directors on March 30, 2013, our stockholders on May 22, 2013, approved the amendment and restatement of the 2010 Plan which, among other things, increased the number of shares of common stock authorized for issuance by 3,000,000 shares. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

        As of December 31, 2013, 3,686,242 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

        Stock option awards are granted with an exercise price equal to the closing market price of the Company's common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are being amortized on a straight-line basis over the vesting periods.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

11. Equity Incentive Plan (Continued)

        The following table sets forth the stock option activity under the 2010 Plan for the years ended December 31, 2013, 2012, and 2011:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	587,555	16.00	9.7 years	$—
Granted	543,380	15.27
Forfeited	(122,848)	15.80
Expired	(8,074)	16.00
Exercised	(1,962)	16.00		Less than $0.1 million

Options outstanding, December 31, 2011	998,051	$15.63	8.9 years	$2.2 million
Granted	236,893	23.87
Forfeited	(119,723)	16.62
Expired	(156)	16.00
Exercised	(97,870)	16.04		$0.8 million

Options outstanding, December 31, 2012	1,017,195	17.25	8.2 years	$10.6 million
Granted	209,268	32.50
Forfeited	(37,232)	23.00
Expired	(535)	34.82
Exercised	(54,781)	16.86		$1.0 million

Options outstanding, December 31, 2013	1,133,915	19.89	7.6 years	$14.0 million
Exercisable at December 31,
2011	130,942	$16.00	8.7 years	$0.2 million
2012	287,036	$15.74	7.9 years	$3.4 million
2013	498,176	$16.51	7.1 years	$7.8 million

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

11. Equity Incentive Plan (Continued)

        The following table sets forth the number of shares subject to option that are unvested as of December 31, 2013, 2012, and 2011, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2010	587,555	4.95
Granted	543,380	4.89
Forfeited	(122,848)	4.93
Vested	(140,978)	4.92

Unvested balance, December 31, 2011	867,109	$4.92
Granted	236,893	7.76
Forfeited	(119,723)	5.24
Vested	(254,120)	4.96

Unvested balance, December 31, 2012	730,159	$5.70
Granted	209,268	10.01
Forfeited	(37,232)	7.21
Vested	(266,456)	5.54

Unvested balance, December 31, 2013	635,739	$7.10

        As of December 31, 2013, total unearned compensation on options was approximately $3.3 million, and the weighted average vesting period was 2.0 years. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since September 28, 2010, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. We utilize the simplified method of estimating the term for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Expected term (in years)	6.25	6.25	6.25
Expected volatility	43.86%	44.08%	43.07%
Expected annual dividend	3.33%	3.00%	3.41%
Risk-free rate	1.26%	1.56%	2.76%

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

11. Equity Incentive Plan (Continued)

Restricted Awards

        During the years ended December 31, 2013, 2012, and 2011, the Company issued 188,710, 405,608 and 263,393 shares of restricted stock, respectively, which had values of $6.1 million, $9.9 million, and $4.0 million, respectively, on the grant date. Also during the years ended December 31, 2013, 2012, and 2011, the Company issued 5,592, 7,172 and 10,080 restricted stock units or RSUs, respectively, which each grant had values of $0.2 million on the grant date. The principal difference between these instruments is that RSUs are not shares of the Company's common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2010	195,437	15.98
Granted	273,473	15.19
Forfeited	(51,213)	15.81
Vested	(74,466)	16.10

Unvested balance, December 31, 2011	343,231	15.35
Granted	412,780	24.59
Forfeited	(48,599)	18.26
Vested	(108,717)	15.46

Unvested balance, December 31, 2012	598,695	$21.37
Granted	194,302	32.43
Forfeited	(58,199)	28.44
Vested	(239,647)	20.96

Unvested balance, December 31, 2013	495,151	$25.08

        As of December 31, 2013, total unearned compensation on restricted awards was approximately $9.0 million, and the weighted average vesting period was 2.1 years.

Operating Partnership Units

        In connection with the IPO, we issued 25,883 Operating Partnership units, which were fair valued at $15.98 per unit or $0.4 million in total. The Operating Partnership units will be amortized on a straight-line basis to expense over the vesting period. As of December 31, 2013, 24,392 units have vested, 1,491 were forfeited and there were no unvested units. These units have the same rights as holders of Common Operating Partnership units.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

12. Earnings Per Share

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

	Twelve Months Ended December 31,
	2013	2012	2011
Net income (loss) attributable to common shares	$10,503	$4,608	$(4,611)
Weighted average common shares outstanding—basic	20,826,622	20,537,946	19,609,375
Effect of potentially dilutive common shares:
Stock options	383,743	211,222	—
Unvested restricted awards	292,847	243,122	—

Weighted average common shares outstanding—diluted	21,503,212	20,992,290	19,609,375

Net income (loss) per share attributable to common shares
Basic	$0.50	$0.22	$(0.24)
Diluted	$0.49	$0.22	$(0.24)

        In the calculations above, we have excluded potentially dilutive securities of 169,875, 153,972 and 1,341,282 for the years ended December 31, 2013, 2012, and 2011, respectively, as their effect would have been antidilutive.

13. Estimated Fair Value of Financial Instruments

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

          Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date.

          Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

          Level 3—Unobservable inputs for the asset or liability

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

13. Estimated Fair Value of Financial Instruments (Continued)

        The total balance of our mortgage loan payable and revolving credit facility was $232.5 million and $59.8 million as of December 31, 2013 and 2012, respectively, with a fair value that approximated book value at both periods, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of mortgage notes payable and the revolving credit facility are based on the Company's assumptions of interest rates and terms available incorporating the Company's credit risk.

14. Related Party Transactions

        We lease 1,520 net rentable square feet of space at VA1 and 375 net rentable square feet of space at LA1 to affiliates of The Carlyle Group (Carlyle). Affiliates of Carlyle own a 54.6% common interest in the Operating Partnership. Rental revenue from these leases was $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

15. Commitments and Contingencies

        Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. Additionally, the Company enters into various construction and equipment contracts with third parties for the development of our properties. At December 31, 2013, we had open commitments related to construction contracts of approximately $28.9 million.

        Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At December 31, 2013, we had open commitments related to these contracts of approximately $5.6 million.

        We have agreed with each of the Funds or their affiliates that have directly or indirectly contributed their interests in the properties in our portfolio to our operating partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor's tax liabilities, based on an assumed tax rate, with respect to built-in-gains generated from the initial contribution. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the operating partnership units that were issued to them in connection with the contribution of these properties.

        As part of our 2012 acquisition of Comfluent, a Denver, Colorado based data center operator, the former Comfluent owner was hired and is compensated based upon successfully renewing and increasing revenue from the customer base that existed at the date of acquisition. We currently estimate that this amount is $8.0 million, assuming all customers are renewed beyond January 2015. We currently have $1.2 million accrued as a leasing commission related to those customers that have been renewed as of December 31, 2013.

        Effective January 24, 2014, Jarrett Appleby, our former Chief Operating Officer, separated from the Company. In accordance with Mr. Appleby's employment agreement, we estimated $0.9 million of expense during the first quarter of 2014 associated with cash severance benefits and acceleration of share-based compensation.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

15. Commitments and Contingencies (Continued)

        From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters to which we currently are a party, the ultimate disposition of any such matter will not result in a material adverse effect on us.

16. Quarterly Financial Information (unaudited)

        The table below reflects the selected quarterly information for the years ended December 31, 2013, and 2012 (in thousands except share data):

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$61,440	$60,635	$57,667	$55,091
Operating income	9,740	9,259	8,866	6,805
Net income	9,029	8,509	7,879	6,195
Net income attributable to common shares	3,135	2,901	2,618	1,849
Net income per share attributable to common shares—basic	$0.15	$0.14	$0.13	$0.08

Net income per share attributable to common shares—diluted	$0.15	$0.14	$0.12	$0.08

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$55,252	$53,762	$50,636	$47,284
Operating income	5,936	5,059	3,814	2,234
Net income	4,578	2,947	1,848	1,343
Net income attributable to common shares	1,862	1,320	826	600
Net income per share attributable to common shares—basic	$0.09	$0.06	$0.04	$0.03

Net income per share attributable to common shares—diluted	$0.09	$0.06	$0.04	$0.03

CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013

						Gross Amount Carried at December 31, 2013
			Initial Cost		Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation at December 31, 2013
										Year Acquired or Leased
Property Name	Location	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total
	(In thousands)
SV1	San Jose, CA	$58,250	$6,863	$91,719	$31,499	$6,863	$123,218	$130,081	$11,787	2010
SV2	Milpitas, CA	—	5,086	5,046	19,640	5,086	24,686	29,772	10,454	2006
SV3	Santa Clara, CA	—	3,972	3,482	42,488	3,972	45,970	49,942	15,972	2007
SV4	Santa Clara, CA	—	4,442	3,716	83,190	4,442	86,906	91,348	9,079	2007
SV5	Santa Clara, CA	—	2,370	—	19,986	2,370	19,986	22,356	80	2007
Santa Clara Campus	Santa Clara, CA	—	9,116	9,240	7,421	8,173	17,604	25,777	1,917	2007
BO1	Somerville, MA	—	6,100	26,748	54,111	6,100	80,859	86,959	24,257	2007
NY1	New York, NY	—	—	—	32,763	—	32,763	32,763	11,241	2007
NY2	Secaucus, NJ	—	4,952	18,408	79,962	386	102,936	103,322	80	2013
VA1	Reston, VA	—	6,903	32,939	76,353	6,903	109,292	116,195	26,007	2007
VA2	Reston, VA	—	5,197	—	28,833	—	34,030	34,030	—	2007
DC1	Washington, DC	—	—	4,797	2,889	—	7,686	7,686	2,124	2010
CH1	Chicago, IL	—	5,493	49,522	32,653	5,493	82,175	87,668	10,727	2010
LA1	Los Angeles, CA	—	—	41,099	15,508	—	56,607	56,607	13,681	2010
LA2	Los Angeles, CA	—	28,467	94,114	39,255	28,467	133,369	161,836	16,516	2010
MI1	Miami, FL	—	728	9,325	643	728	9,968	10,696	1,440	2010
DE1	Denver, CO	—	—	37	699	—	736	736	164	2012
DE2	Denver, CO	—	—	4	747	—	751	751	178	2012

	Total	$58,250	$89,689	$390,196	$568,640	$78,983	$969,542	$1,048,525	$155,704

        The aggregate cost of the total properties for federal income tax purposes was approximately $947.3 million (unaudited) at December 31, 2013.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013

        The following table reconciles the historical cost and accumulated depreciation of the CoreSite Realty Corporation properties for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	(In thousands)
Property
Balance, beginning of period	$829,508	$741,981	$624,122
Additions—property acquisitions	23,360	—	—
Additions—improvements	195,657	87,527	117,859

Balance, end of period	$1,048,525	$829,508	$741,981

Accumulated Depreciation
Balance, beginning of period	$105,433	$64,428	$32,943
Additions—depreciation, net of disposals	50,271	41,005	31,485

Balance, end of period	$155,704	$105,433	$64,428

See accompanying report of independent registered public accounting firm.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

        As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2013, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

        KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included on page 60 of this Annual Report.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be included in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, to be filed no later than April 30, 2014, and is incorporated herein by reference.

        Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2014 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be included in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, to be filed no later than April 30, 2014, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be included in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, to be filed no later than April 30, 2014, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be included in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, to be filed no later than April 30, 2014, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 will be included in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, to be filed no later than April 30, 2014, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Annual Report or incorporated by reference:

(1)
Our consolidated financial statements are provided under Item 8 of this Annual Report.

(2)
Schedule III—Real Estate and Accumulated Depreciation is included herein at page 88. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation—7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(12)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite, L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.8	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.9	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.10	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.11	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.12	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)

Exhibit Number	Description
10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.16	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(9)
10.17	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(9).
10.18	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.19	Form of Restricted Stock Agreement.(3)*
10.20	Form of Restricted Unit Agreement.(1)*
10.21	Form of Management Rights Agreement.(1)*
10.22	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.23	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*
10.24	Employment Agreement between CoreSite L.L.C and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.25	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.26	Employment Agreement between CoreSite L.L.C. and Jarrett Appleby, dated as of April 6, 2012.(7)*
10.27
Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C. and CoreSite One Wilshire, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank, as documentation agent, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Bank and RBC Capital Markets, LLC, as joint lead arrangers and joint book managers, dated as of January 3. 2013.(6)
10.28
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.29
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder.(13)

Exhibit Number	Description
10.30	2013 Executive Short-Term Incentive Plan.(11)*
10.31
Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, the other lenders party thereto and other lenders that may become parties thereto, Royal Bank of Canada, as administrative agent, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(14)
10.32
First Amendment to Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto.(14)
10.33	Amended and Restated Non-Employee Director Compensation Policy.
12.1	Statement of Computation of Ratios
21.1	Subsidiaries of CoreSite Realty Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(9)
Incorporated by reference to our Current Report on Form 8-K filed on November 2, 2012.

(10)
Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.

(11)
Incorporated by reference to the Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on April 25, 2013.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2014	CORESITE REALTY CORPORATION
	By:	/s/ THOMAS M. RAY Thomas M. Ray President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. RAY Thomas M. Ray	President and Chief Executive Officer (Principal Executive Officer) and Director	February 14, 2014
/s/ JEFFREY S. FINNIN Jeffrey S. Finnin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2014
/s/ ROBERT G. STUCKEY Robert G. Stuckey	Chairman of the Board of Directors	February 14, 2014
/s/ JAMES A. ATTWOOD, JR. James A. Attwood, Jr.	Director	February 14, 2014
/s/ MICHAEL KOEHLER Michael Koehler	Director	February 14, 2014
/s/ PAUL E. SZUREK Paul E. Szurek	Director	February 14, 2014
/s/ J. DAVID THOMPSON J. David Thompson	Director	February 14, 2014
/s/ DAVID A. WILSON David A. Wilson	Director	February 14, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation—7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(12)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite, L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.8	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.9	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.10	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.11	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.12	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.16	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(9)
10.17	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(9).

Exhibit Number	Description
10.18	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.19	Form of Restricted Stock Agreement.(3)*
10.20	Form of Restricted Unit Agreement.(1)*
10.21	Form of Management Rights Agreement.(1)*
10.22	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.23	CoreSite Realty Corporation Non-Employee Director Compensation Policy.(1)*
10.24	Employment Agreement between CoreSite L.L.C and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.25	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.26	Employment Agreement between CoreSite L.L.C. and Jarrett Appleby, dated as of April 6, 2012.(7)*
10.27	Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C. and CoreSite One Wilshire, L.L.C., as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank, as documentation agent, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Bank and RBC Capital Markets, LLC, as joint lead arrangers and joint book managers, dated as of January 3. 2013.(6)
10.28	Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.29	Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.30	2013 Executive Short-Term Incentive Plan.(11)*
10.31	Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, the other lenders party thereto and other lenders that may become parties thereto, Royal Bank of Canada, as administrative agent, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(14)
10.32	First Amendment to Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto.(14)
10.33	Amended and Restated Non-Employee Director Compensation Policy.

Exhibit Number	Description
12.1	Statement of Computation of Ratios
21.1	Subsidiaries of CoreSite Realty Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(9)
Incorporated by reference to our Current Report on Form 8-K filed on November 2, 2012.

(10)
Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.

(11)
Incorporated by reference to the Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on April 25, 2013.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014.