Form 10-Q
period 2014-03-31
CoreSite Realty Corp
filed 2014-04-25
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

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

The number of shares of common stock outstanding at April 23, 2014 was 21,626,100.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Investments in real estate:
Land	$79,929	$78,983
Building and building improvements	760,624	717,007
Leasehold improvements	96,834	95,218
	937,387	891,208
Less: Accumulated depreciation and amortization	(170,132)	(155,704)
Net investment in operating properties	767,255	735,504
Construction in progress	134,725	157,317
Net investments in real estate	901,980	892,821
Cash and cash equivalents	10,153	5,313
Accounts and other receivables, net of allowance for doubtful accounts of $345 and $159 as of March 31, 2014, and December 31, 2013, respectively	10,454	10,339
Lease intangibles, net of accumulated amortization of $15,366 and $17,646 as of March 31, 2014, and December 31, 2013, respectively	9,933	11,028
Goodwill	41,191	41,191
Other assets	61,961	55,802
Total assets	$1,035,672	$1,016,494

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$160,000	$174,250
Senior unsecured term loan	100,000	—
Mortgage loan payable	—	58,250
Accounts payable and accrued expenses	63,469	67,782
Deferred rent payable	9,530	9,646
Acquired below-market lease contracts, net of accumulated amortization of $4,327 and $4,361 as of March 31, 2014, and December 31, 2013, respectively	6,426	6,681
Prepaid rent and other liabilities	15,561	11,578
Total liabilities	354,986	328,187
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of March 31, 2014, and December 31, 2013	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,629,362 and 21,387,152 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively	210	209
Additional paid-in capital	269,510	267,465
Accumulated other comprehensive income	288	—
Distributions in excess of net income	(54,992)	(50,264)
Total stockholders’ equity	330,016	332,410
Noncontrolling interests	350,670	355,897
Total equity	680,686	688,307
Total liabilities and equity	$1,035,672	$1,016,494

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Data center revenue:
Rental revenue	$34,899	$31,309
Power revenue	16,002	13,529
Interconnection revenue	8,059	6,572
Tenant reimbursement and other	2,756	1,789
Office, light industrial and other revenue	2,015	1,892
Total operating revenues	63,731	55,091
Operating expenses:
Property operating and maintenance	16,289	14,527
Real estate taxes and insurance	2,966	2,220
Depreciation and amortization	17,882	15,949
Sales and marketing	3,588	3,789
General and administrative	8,627	7,003
Rent	5,066	4,793
Transaction costs	4	5
Total operating expenses	54,422	48,286
Operating income	9,309	6,805
Interest income	2	2
Interest expense	(1,173)	(439)
Income before income taxes	8,138	6,368
Income tax expense	(20)	(173)
Net income	$8,118	$6,195
Net income attributable to noncontrolling interests	3,301	2,262
Net income attributable to CoreSite Realty Corporation	$4,817	$3,933
Preferred stock dividends	(2,084)	(2,084)
Net income attributable to common shares	$2,733	$1,849
Net income per share attributable to common shares:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09
Weighted average common shares outstanding
Basic	20,992,758	20,673,896
Diluted	21,521,838	21,314,779

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$8,118	$6,195
Other comprehensive income:
Unrealized gain on derivative contracts	518	—
Reclassification of other comprehensive income to interest expense	118	—
Comprehensive income	8,754	6,195
Comprehensive income attributable to noncontrolling interests	3,649	2,262
Comprehensive income attributable to CoreSite Realty Corporation	$5,105	$3,933

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

						Accumulated
				Additional	Distributions	Other	Total
	Preferred	Common Shares		Paid-in	in Excess of	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Net Income	Income	Equity	Interests	Equity
Balance at December 31, 2013	$115,000	21,387,152	$209	$267,465	$(50,264)	$—	$332,410	$355,897	$688,307
Issuance of stock awards, net of forfeitures	—	228,674	—	—	—	—	—	—	—
Exercise of stock options	—	13,536	—	214	—	—	214	—	214
Share-based compensation	—	—	1	1,831	—	—	1,832	—	1,832
Dividends declared on preferred stock	—	—	—	—	(2,084)	—	(2,084)	—	(2,084)
Dividends and distributions	—	—	—	—	(7,461)	—	(7,461)	(8,876)	(16,337)
Net income	—	—	—	—	4,817	—	4,817	3,301	8,118
Other comprehensive income	—	—	—	—	—	288	288	348	636
Balance at March 31, 2014	$115,000	21,629,362	$210	$269,510	$(54,992)	$288	$330,016	$350,670	$680,686

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,118	$6,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,882	15,949
Amortization of above/below market leases	(70)	(232)
Amortization of deferred financing costs	580	420
Share-based compensation	1,716	1,895
Bad debt expense	285	274
Changes in operating assets and liabilities:
Accounts receivable	(400)	(481)
Deferred rent receivable	(473)	(196)
Deferred leasing costs	(800)	(1,978)
Other assets	(1,006)	(2,027)
Accounts payable and accrued expenses	(2,988)	(3,782)
Prepaid rent and other liabilities	3,982	860
Deferred rent payable	(117)	1,313
Net cash provided by operating activities	26,709	18,210
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(2,300)	(1,381)
Real estate improvements	(27,747)	(31,563)
Acquisition of NY2	—	(21,889)
Net cash used in investing activities	(30,047)	(54,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	214	131
Proceeds from revolving credit facility	26,750	52,000
Payments on revolving credit facility	(41,000)	—
Proceeds from senior unsecured term loan	100,000	—
Repayments of mortgage loans payable	(58,250)	(375)
Payments of loan fees and costs	(997)	(2,258)
Dividends and distributions	(18,539)	(12,518)
Net cash provided by financing activities	8,178	36,980
Net change in cash and cash equivalents	4,840	357
Cash and cash equivalents, beginning of period	5,313	8,130
Cash and cash equivalents, end of period	$10,153	$8,487
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$709	$207
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$14,965	$12,435
Accrual of dividends and distributions	$18,686	$15,564

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010 and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and managing data centers. As of March 31, 2014, the Company owns a 45.3% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 54.7% interest in our Operating Partnership. See additional discussion in Note 8.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the expected results for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, goodwill, accrued liabilities and performance-based equity compensation plans. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Adjustments and Reclassifications

Office, light industrial and other revenue, included within the consolidated statements of operations for the three months ended March 31, 2013, has been reclassified to conform to the 2014 financial statement presentation. In addition, certain other immaterial amounts included in the condensed consolidated financial statements for 2013 have been reclassified to conform to the 2014 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.2 million and $0.9 million for the three months ended March 31, 2014, and 2013, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $15.1 million and $11.9 million for the three months ended March 31, 2014, and 2013, respectively.

Acquisition of Investment in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and the value of customer relationships.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three months ended March 31, 2014, and 2013.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2014, and December 31, 2013, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three months ended March 31, 2014, and 2013.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third party leasing agents and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense.

Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included as a component of interest expense.

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three months ended March 31, 2014, and 2013, no real estate impairment was recognized.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 6.

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software.

During the three months ended March 31, 2014, we recognized a $0.9 million impairment charge within general and administrative expense on the condensed consolidated statement of operations as a result of internal-use software previously under development that was discontinued during the period and will no longer be placed into service.

Revenue Recognition

All customer leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the non-cancellable term of the agreements. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable. If a lease terminates prior to its stated expiration, the deferred rent receivable relating to that lease is written off as a reduction of rental revenue.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended March 31, 2014, and 2013, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million and $0.2 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At March 31, 2014, and December 31, 2013, the allowance for doubtful accounts totaled $0.3 million and $0.2 million, respectively.

Share-Based Compensation

We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is calculated based on Black-Scholes option-pricing model. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant. The fair value of performance share awards, which have a market condition, is based on a Monte Carlo simulation. The fair value for all share based-compensation is amortized on a straight-line basis over the vesting period.

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At March 31, 2014, and December 31, 2013, the amount included in other liabilities on the condensed consolidated balance sheets was approximately $2.3 million and $2.2 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2014, and December 31, 2013, the deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned and leased at March 31, 2014 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Leasehold Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$123,430	$—	$1,147	$131,440
SV2	Milpitas, CA	5,086	24,248	—	627	29,961
SV3	Santa Clara, CA	3,972	45,847	—	130	49,949
SV4	Santa Clara, CA	4,442	86,437	—	1,013	91,892
SV5	Santa Clara, CA	2,544	19,814	—	21	22,379
Santa Clara Campus(1)	Santa Clara, CA	8,173	8,220	—	12,043	28,436
BO1	Somerville, MA	6,100	78,442	—	2,620	87,162
NY1	New York, NY	—	—	32,778	193	32,971
NY2	Secaucus, NJ	1,158	42,716	—	63,095	106,969
VA1	Reston, VA	6,903	106,222	—	4,930	118,055
VA2	Reston, VA	—	—	—	43,860	43,860
DC1	Washington, DC	—	—	7,493	304	7,797
CH1	Chicago, IL	5,493	82,118	—	202	87,813
LA1	Los Angeles, CA	—	—	55,021	3,194	58,215
LA2	Los Angeles, CA	28,467	133,148	—	1,242	162,857
MI1	Miami, FL	728	9,982	—	17	10,727
DE1	Denver, CO	—	—	756	84	840
DE2	Denver, CO	—	—	786	3	789
Total		$79,929	$760,624	$96,834	$134,725	$1,072,112

(1)              This campus includes office and light-industrial real estate buildings and land held for development in Santa Clara, CA.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Deferred leasing costs	$16,952	$14,159
Deferred rent receivable	17,738	17,265
Deferred financing costs	3,738	3,312
Corporate furniture, fixtures and equipment	8,081	7,346
Internal-use software	9,344	8,525
Other	6,108	5,195
Total	$61,961	$55,802

5. Debt

A summary of outstanding indebtedness as of March 31, 2014, and December 31, 2013, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2014	2013
Revolving credit facility	2.15% and 2.17% at March 31, 2014, and December 31, 2013, respectively	January 3, 2017	$160,000	$174,250
Senior unsecured term loan	3.23% at March 31, 2014	January 31, 2019	100,000	—
SV1 - Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	58,250
Total principal outstanding			$260,000	$232,500

Revolving Credit Facility

On January 3, 2013, our Operating Partnership and certain subsidiary co-borrowers entered into a second amended and restated senior unsecured revolving credit facility (the “Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement maturity date is January 3, 2017, with a one-time extension option, which, if exercised, would extend the maturity date to January 3, 2018. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $405 million to $500 million, under specified circumstances.

Under the Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to 175 basis points, each depending on our Operating Partnership’s leverage ratio.

The total amount available for borrowings under the Credit Agreement is subject to the lesser of the facility amount or the availability calculated based on our unencumbered asset pool. As of March 31, 2014, the borrowing capacity is $405 million. As of March 31, 2014, $160 million was borrowed and outstanding and $236.6 million was available for us to borrow under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%. As of March 31, 2014, our leverage ratio was 15.6%;

•                  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%. As of March 31, 2014, our secured debt ratio was 0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.00. As of March 31, 2014, our fixed charge coverage ratio was 7.80 to 1.00; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%. As of March 31, 2014, our unhedged variable rate debt ratio was 9.3%.

As of March 31, 2014, we were in compliance with the covenants under our Credit Agreement.

Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan. The senior unsecured term loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The senior unsecured term loan ranks pari passu with our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. The borrowings bear interest at a rate per annum equal to (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 points, each depending on our Operating Partnership’s leverage ratio. As of March 31, 2014, we were in compliance with the covenants under our senior unsecured term loan.

On February 3, 2014, we entered into a $100 million interest rate swap agreement to hedge one-month LIBOR variable rate debt, which includes the senior unsecured term loan and, if the term loan is repaid prior to maturity, the revolving credit facility. The interest rate swap has a five-year term and at our current leverage ratio, effectively fixes the senior unsecured term loan interest rate at 3.23%. See additional discussion in Note 6.

On January 31, 2014, we paid off the SV1 Mortgage loan in its entirety using the proceeds from the senior unsecured term loan.

Debt Maturities

The following table summarizes the amount of our outstanding debt when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2014	$—
2015	—
2016	—
2017	160,000
2018	—
2019	100,000
Total	$260,000

6. Derivatives and Hedging Activities

On February 3, 2014, we entered into a $100 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on $100 million of one-month LIBOR variable rate debt. The $100 million interest rate swap currently hedges the senior unsecured term loan and, if the term loan is repaid prior to maturity, could hedge one-month LIBOR variable rate debt under the revolving credit facility. The interest rate swap was designated for hedge accounting. This is our only derivative outstanding as of March 31, 2014, and there were none outstanding as of December 31, 2013.

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to reduce variability in interest expense and to manage its exposure to adverse interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount recorded in accumulated other comprehensive income is $0.6 million for the period ending March 31, 2014. Such derivatives are used to hedge the variable cash flows associated with existing variable-rate debt. The amount reclassified to interest expense on the condensed consolidated statements of operations was $0.1 million and none for the three months ended March 31, 2014, and 2013, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014, and 2013, the Company did not record any amount in earnings related to derivatives due to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the subsequent 12 months, the Company estimates that $1.3 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The Company had $0.6 million recognized in other assets in our condensed consolidated balance sheet at March 31, 2014.

7. Stockholders’ Equity

We have declared the following dividends per share on our Series A Cumulative Preferred Stock and common shares during the three months ended March 31, 2014:

Declaration Date	Record Date	Payment Date	Preferred Stock (1)	Common Shares
March 6, 2014	March 31, 2014	April 15, 2014	$0.4531	$0.35

(1) Dividend covers the period from January 15, 2014, to April 14, 2014.

8. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Common Operating Partnership units have been eligible to have the Common Operating Partnership units redeemed for common stock on a one-for-one basis or cash, at our option. Preferred Operating Partnership units rank senior to the Common Operating Partnership units held by the Company and noncontrolling interests.

The following table shows the ownership interest in the Operating Partnership as of March 31, 2014, and December 31, 2013:

	March 31, 2014		December 31, 2013
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	21,047,398	45.3%	20,896,685	45.2%
Noncontrolling interests consist of:
Common units held by third parties	25,275,390	54.5%	25,275,390	54.6%
Incentive units held by employees	85,457	0.2%	85,457	0.2%
Total	46,408,245	100.0%	46,257,532	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Common Operating Partnership unit to the Company. During the three months ended March 31, 2014, the Company issued 150,713 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Common Operating Partnership units were issued to the Company by the Operating Partnership.

Holders of Common Operating Partnership units of record as of March 31, 2014, received quarterly distributions of $0.35 per unit payable in correlation with declared dividends on common shares.

The redemption value of the noncontrolling interests at March 31, 2014, was $786.2 million based on the closing price of the Company’s stock of $31.00 on that date.

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

As of March 31, 2014, 3,492,590 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are being amortized on a straight-line basis over the vesting periods.

The following table sets forth the stock option activity under the 2010 Plan for the three months ended March 31, 2014:

	Number of Shares Subject to Options	Weighted Average Exercise Price
Options outstanding, December 31, 2013	1,133,915	$19.89
Granted	—	—
Exercised	(13,536)	15.79
Forfeited	(31,423)	31.69
Expired	(3,947)	15.80
Options outstanding, March 31, 2014	1,085,009	$19.61

The following table sets forth the number of shares subject to options that are unvested as of March 31, 2014, and the fair value of these options at the grant date:

	Number of Shares Subject to Options	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2013	635,739	$7.10
Granted	—	—
Forfeited	(31,423)	9.76
Vested	(148,404)	6.50
Unvested balance, March 31, 2014	455,912	$7.11

As of March 31, 2014, total unearned compensation on options was approximately $2.6 million, and the weighted-average vesting period was 1.7 years.

Restricted Awards and Units

During the three months ended March 31, 2014, the Company granted 199,191 shares of restricted stock which had a value of $6.3 million on the grant date. Also during the three months ended March 31, 2014, the Company issued 348 restricted stock units or RSUs. The principal difference between these instruments is that RSUs are not shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and RSUs and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2013	495,151	$25.08
Granted	199,539	31.65
Forfeited	(61,852)	27.34
Vested	(137,477)	22.81
Unvested balance, March 31, 2014	495,361	$28.08

As of March 31, 2014, total unearned compensation on restricted awards was approximately $12.3 million, and the weighted-average vesting period was 2.7 years.

Performance Stock Awards

On March 4, 2014, the Company granted long-term incentives to the Company’s executive officers in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on the Company’s achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period, and the number of shares earned under the PSAs may range from 0% to 150%. The PSAs are earned as follows: (i) 20% of the PSAs are eligible to be earned upon TSR achievement in year one of the performance period, (ii) 20% of the PSAs are eligible to be earned upon TSR achievement in year two of the performance period, (iii) 20% of the PSAs are earned upon TSR achievement in year three of the performance period, and (iv) 40% of the PSAs are eligible to be earned upon a cumulative TSR achievement over the three-year performance period. Earned PSAs will be released at the end of the three-year performance period provided that the executive continues to be employed by the Company at the end of the performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the performance period. The PSAs initially are granted and issued at 150% of the target amount and thereafter are forfeited to the extent vesting conditions are not met.

During the three months ended March 31, 2014, the Company granted 60,889 PSAs equal to 100% of the target amount, with a value of $1.6 million on the grant date. The PSAs, in addition to a service condition, are subject to the Company’s performance versus the MSCI US REIT Index performance which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The PSAs have graded vesting terms and will be amortized on a straight-line basis over the vesting period.

10. Earnings Per Share

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of shares issuable under our equity-based compensation plan. The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income attributable to common shares	$2,733	$1,849
Weighted average common shares outstanding - basic	20,992,758	20,673,896
Effect of potentially dilutive common shares:
Stock options	364,158	363,346
Unvested awards	164,922	277,537
Weighted average common shares outstanding - diluted	21,521,838	21,314,779
Net income per share attributable to common shares
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

In the calculations above, we have excluded weighted-average potentially dilutive securities of 262,473 and 133,166 for the three months ended March 31, 2014, and 2013, respectively, as their effect would have been antidilutive.

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

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts and other receivables, interest rate swap, revolving credit facility, senior unsecured term loan, interest payable and accounts payable. The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these financial instruments. The interest rate swap is carried at fair value.

The Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The total balance of our revolving credit facility and senior unsecured term loan was $260 million as of March 31, 2014, with a fair value that approximated book value, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values are based on the Company’s assumptions of interest rates and terms available incorporating the Company’s credit risk.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. The Company enters into various construction and equipment contracts with third parties for the development of our properties. In addition, the Company enters into contracts for company-wide improvements that are ancillary to revenue generation. At March 31, 2014, we had open commitments related to these contracts of approximately $48.6 million.

Additionally, the Company has commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At March 31, 2014, we had open commitments related to these contracts of approximately $9.7 million.

As part of our 2012 acquisition of Comfluent, a Denver, Colorado based data center operator, the former Comfluent owner was employed and will be paid leasing commissions based upon successfully renewing and increasing revenues from the customer base that existed at the date of acquisition. We currently estimate that this amount will be $8.2 million, assuming these customers are renewed beyond the January 2015 payment date. Leasing commissions are accrued within the consolidated financial statements as lease terms for the former Comfluent customers are extended beyond January 2015. We currently have $4.2 million accrued as a leasing commission related to those customers that have been renewed as of March 31, 2014.

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

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,”  “expects” “may,” “will,” should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factor” of our Annual Report on Form 10-K for the year ended December 31, 2013. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Unless the context requires otherwise, references in this Quarterly Report to “we,” “our,” “us” and “our company” refer to CoreSite Realty Corporation, a Maryland corporation, together with our consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which we are the sole general partner and which we refer to in this Quarterly Report as our “Operating Partnership.”

We deliver network-dense, cloud-enabled, enterprise-class data center products and services across eight key North American markets. We connect, protect and deliver a reliable performance environment and continued operation of mission-critical data and IT infrastructure for more than 800 of the world’s leading enterprise and Internet, private networking, mobility, and cloud service providers. Across 16 high-performance data centers, we support the operation and growth of our customers’ businesses by providing products and services aimed toward helping them establish connections with networks, cloud-service providers, and other technology-services providers, operate performance-sensitive applications, and secure their mission-critical information and communications technology equipment.

We are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the New York, Northern Virginia and San Francisco Bay areas, Los Angeles, Chicago, Boston, Miami and Denver.

Our Portfolio

As of March 31, 2014, our property portfolio included 16 operating data center facilities and multiple development projects which collectively comprise over 2.7 million net rentable square feet of space (“NRSF”), of which approximately 1.5 million NRSF is existing data center space, including pre-stabilized space. The development projects include land and space available for development and construction of new facilities in the San Francisco Bay, Northern Virginia and New York areas. Our operating portfolio includes approximately 298,000 NRSF of space readily available for lease, of which 225,000 NRSF is available for lease as data center space. Including the space currently under construction at March 31, 2014, vacant space and land targeted for future development, we own land and buildings sufficient to develop approximately 0.9 million NRSF of data center space. We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to significantly increase our cash flows. We intend to pursue development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets. The following table provides an overview of our properties as of March 31, 2014:

		Stabilized Operating NRSF
		Data Center(1)		Office and Light- Industrial(2)		Total		Pre-Stabilized NRSF(5)	Development NRSF(6)	Total
Market/Facilities	Annualized Rent ($000)(3)	Total	Percent Occupied(4)	Total	Percent Occupied(4)	Total	Percent Occupied(4)	Total	Total	Portfolio NRSF
Los Angeles
One Wilshire Campus
LA1*	$24,298	149,405	75.2%	4,373	78.4%	153,778	75.3%	—	—	153,778
LA2	14,694	159,617	84.0	7,029	70.8	166,646	83.5	65,296	199,978	431,920
Los Angeles Total	38,992	309,022	79.7	11,402	73.7	320,424	79.5	65,296	199,978	585,698

San Francisco Bay
SV1	11,566	84,045	87.5	206,255	80.2	290,300	82.3	—	—	290,300
SV2	6,346	76,676	69.8	—	—	76,676	69.8	—	—	76,676
Santa Clara Campus	22,766	220,676	92.7	71,308	91.5	291,984	92.4	31,497	173,240	496,721
San Francisco Bay Total	40,678	381,397	86.9	277,563	83.1	658,960	85.3	31,497	173,240	863,697

Northern Virginia
VA1	22,802	201,719	77.0	61,050	79.4	262,769	77.6	—	—	262,769
VA2	—	—	—	—	—	—	—	—	198,000	198,000
DC1*	2,742	22,137	84.0	—	—	22,137	84.0	—	—	22,137
Northern Virginia Total	25,544	223,856	77.7	61,050	79.4	284,906	78.1	—	198,000	482,906

Boston
BO1	13,523	166,026	94.4	19,495	60.5	185,521	90.8	—	87,650	273,171

Chicago
CH1	11,504	158,167	86.6	4,946	62.3	163,113	85.9	20,240	—	183,353

New York
NY1*	4,927	48,404	69.9	209	100.0	48,613	70.0	—	—	48,613
NY2	—	—	—	—	—	—	—	52,692	202,367	255,059
New York Total	4,927	48,404	69.9	209	100.0	48,613	70.0	52,692	202,367	303,672

Miami
MI1	1,731	30,176	45.7	1,934	38.6	32,110	45.2	—	13,154	45,264

Denver
DE1*	692	4,144	100.0	—	—	4,144	100.0	—	—	4,144
DE2*	137	5,140	75.4	—	—	5,140	75.4	—	—	5,140
Denver Total	829	9,284	86.4	—	—	9,284	86.4	—	—	9,284
Total Facilities	$137,728	1,326,332	83.0%	376,599	80.6%	1,702,931	82.5%	169,725	874,389	2,747,045

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

(3)             Represents the monthly contractual rent on stabilized operating NRSF under existing commenced customer leases as of March 31, 2014, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our annualized rent was approximately $144.1 million as of March 31, 2014, which reflects the addition of $6.4 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(4)             Includes customer leases that have commenced and are occupied as of March 31, 2014. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF.  The percent occupied for data center space, office and light industrial space, and space in total would have been 84.7%, 83.0%, and 84.3%, respectively, if all leases signed in current and prior periods had commenced.

(5)             Represents pre-stabilized NRSF of projects/facilities which recently have been developed and are in the initial lease-up phase. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion. Annualized rent and NRSF percent occupied for pre-stabilized NRSF is $3.0 million and 15.6%, respectively, as of March 31, 2014.

(6)             Represents vacant space and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities as of March 31, 2014. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. In addition to the amounts above, we may develop an additional 138,000 NRSF at the Santa Clara Campus and 100,000 NRSF at NY2 upon our receipt of the necessary entitlements.

Our property portfolio has experienced consistent growth since our IPO. The following table shows the March 31, 2014, operating statistics for space that was leased and available to be leased as of December 31, 2012, at each of our properties, and excludes space for which development was completed and became available to be leased after December 31, 2012. For comparison purposes, the operating activity totals as of December 31, 2013, and 2012, for this space are provided at the bottom of this table.

		Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light- Industrial		Total
Market/Facilities	Annualized Rent ($000)(1)	Total	Percent Occupied(2)	Total	Percent Occupied(2)	Total	Percent Occupied(2)
Los Angeles
One Wilshire Campus
LA1*	$24,298	149,405	75.2%	4,373	78.4%	153,778	75.3%
LA2	14,694	159,617	84.0	5,147	96.7	164,764	84.4
Los Angeles Total	38,992	309,022	79.7	9,520	88.3	318,542	80.0

San Francisco Bay
SV1	11,566	84,045	87.5	206,255	80.2	290,300	82.3
SV2	6,346	76,676	69.8	—	—	76,676	69.8
Santa Clara Campus	19,830	118,955	86.4	71,308	91.5	190,263	88.3
San Francisco Bay Total	37,742	279,676	82.2	277,563	83.1	557,239	82.6

Northern Virginia
VA1	22,802	201,719	77.0	61,050	79.4	262,769	77.6
DC1*	2,742	22,137	84.0	—	—	22,137	84.0
Northern Virginia Total	25,544	223,856	77.7	61,050	79.4	284,906	78.1

Boston
BO1	11,145	148,795	93.7	13,063	41.0	161,858	89.4

Chicago
CH1	11,504	158,167	86.6	4,946	62.3	163,113	85.9

New York
NY1*	4,915	48,404	69.9	—	—	48,404	69.9

Miami
MI1	1,731	30,176	45.7	1,934	38.6	32,110	45.2

Denver
DE1*	$692	4,144	100.0	—	—	4,144	100.0
DE2*	137	5,140	75.4	—	—	5,140	75.4
Denver Total	829	9,284	86.4	—	—	9,284	86.4

Total Facilities at March 31, 2014(3)	$132,402	1,207,380	81.4%	368,076	80.6%	1,575,456	81.2%

Total Facilities at December 31, 2013	$129,959		79.9%		79.3%		79.8%

Total Facilities at December 31, 2012	$120,165		77.0%		79.1%		77.5%

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

(3) The percent occupied for data center space, office and light industrial space, and space in total would have been 83.2%, 83.1%, 83.1% respectively, if all leases signed in current and prior periods had commenced.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio as of March 31, 2014:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
Los Angeles
One Wilshire Campus
LA2	—	203,191	203,191
San Francisco Bay
Santa Clara Campus(3)	—	173,240	173,240
Northern Virginia
VA2	50,000	148,000	198,000
Boston
BO1	—	87,650	87,650
New York
NY2(4)	—	202,367	202,367
Miami
MI1	—	13,154	13,154
Total Facilities	50,000	827,602	877,602

(1)              Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use has commenced prior to March 31, 2014.

(2)              Reflects NRSF held for development at a facility which will require substantial development activities to prepare the property for its intended use. NRSF held for development is management’s estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(3)              We may develop up to 382,000 NRSF at this campus. This includes entitlement of approximately 173,000 NRSF, included in the table above. Incremental to the 173,000 NRSF, we have approximately 71,000 NRSF of office and light industrial space at this campus which we may develop into data center space and we may develop an additional 138,000 NRSF of data center space at this campus upon our receipt of the necessary entitlement.

(4)              We may develop up to 302,000 NRSF at NY2.  This includes the existing shell building of 202,000 NRSF and we may develop an additional 100,000 NRSF of data center space upon our receipt of the necessary entitlement.

Capital Expenditures

During the three months ended March 31, 2014, we incurred approximately $27.5 million of capital expenditures, of which approximately $18.9 million related to new data center construction, development projects adding capacity to existing data centers and other revenue generating investments. The remaining $8.6 million includes non-recurring investments, such as upgrades to existing data center or office space, internal system development and system-wide security upgrades, tenant improvements and recurring capital expenditures.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014, which is accessible on the SEC’s website at www.sec.gov.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available and pre-stabilized space. Excluding pre-stabilized properties and space held for development, as of March 31, 2014, the occupancy rate of the stabilized data center properties in our portfolio was approximately 83.0% of our net rentable square feet. During the three months ended March 31, 2014, new and expansion leases totaling approximately 28,000 NRSF commenced. The following table provides an overview of our new and expansion data center leasing activity for the periods indicated (in NRSF):

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Leases signed but not yet commenced at beginning of period	37,204	126,418	140,367	152,240	148,817
Adjustments(1)	149	562		(11)
New and expansion leases signed during the period	39,783	26,276	23,294	30,810	42,799
New and expansion leases signed during the period which have commenced	(12,792)	(6,918)	(14,811)	(13,191)	(14,679)
New and expansion leases signed in previous periods which commenced	(15,333)	(109,134)	(22,432)	(29,481)	(24,697)
Total leases signed but not yet commenced at end of period	49,011	37,204	126,418	140,367	152,240

(1)         Adjustments due to a change in the factor used to allocate support space to reflect the current build-out of certain properties.  The adjustment does not alter the contractual rent we expect to receive under the affected leases.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 298,000 NRSF of available space in our portfolio, which excludes pre-stabilized leasable space, data center leases representing approximately 10.3% and 10.7% of the NRSF in our stabilized operating portfolio are scheduled to expire during the remainder of 2014 and the year ending December 31, 2015, respectively.

Results of Operations

Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2014, and 2013. A summary of our operating results for the three months ended March 31, 2014, and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Operating revenue	$63,731	$55,091	$8,640	15.7%
Operating expense	54,422	48,286	6,136	12.7%
Operating income	9,309	6,805	2,504	36.8%
Interest expense	1,173	439	734	167.2%
Net income	8,118	6,195	1,923	31.0%

Operating Revenue

Operating revenues during the three months ended March 31, 2014, and 2013, were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Data center revenue:
Rental revenue	$34,899	$31,309	$3,590	11.5%
Power revenue	16,002	13,529	2,473	18.3%
Interconnection revenue	8,059	6,572	1,487	22.6%
Tenant reimbursement and other	2,756	1,789	967	54.1%
Office, light industrial and other revenue	2,015	1,892	123	6.5%
Total operating revenues	$63,731	$55,091	$8,640	15.7%

The increase in operating revenues was primarily due to a $3.6 million increase in data center rental revenue during the three months ended March 31, 2014, compared to the 2013 period. The increase in data center rental revenue is primarily due to the commencement of 224,000 NRSF of new and expansion leases during the twelve months ended March 31, 2014. Included within the 224,000 NRSF are a 101,721 NRSF built-to-suit lease at SV5, which commenced on November 7, 2013, a 7,711 NRSF lease at SV4, which commenced on September 1, 2013, and a 23,663 NRSF lease at BO1, which commenced on April 1, 2013. These three leases increased data center rental revenue by $1.8 million, which represents 50% of the total increase in data center rental revenue. The increase was partially offset by lease expirations that were not renewed, which resulted in a data center rental revenue churn rate of 7.8% during the twelve months ended March 31, 2014.

Power revenue increased $2.5 million during the three months ended December 31, 2014, compared to the 2013 period, as a result of the new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $1.5 million due to an increase in the volume of cross connects from new and existing customers during the three months ended March 31, 2014, compared to the 2013 period.

Operating Expenses

Operating expenses during the three months ended March 31, 2014, and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Property operating and maintenance	$16,289	$14,527	$1,762	12.1%
Real estate taxes and insurance	2,966	2,220	746	33.6%
Depreciation and amortization	17,882	15,949	1,933	12.1%
Sales and marketing	3,588	3,789	(201)	-5.3%
General and adminstrative	8,627	7,003	1,624	23.2%
Rent	5,066	4,793	273	5.7%
Transaction costs	4	5	(1)	-20.0%
Total operating expenses	$54,422	$48,286	$6,136	12.7%

The overall increase in total operating expenses was primarily due to additional depreciation and amortization of $1.9 million as a result of the placement into service of approximately 240,000 NRSF of new operating and pre-stabilized space since March 31, 2013.

Property operating and maintenance expense increased $1.8 million as a result of an increase in payroll and benefits expense due to an increase in facilities personnel headcount associated with data center expansion. In addition, power expense increased due to the overall increase in occupancy and customer power draw as a result of the commencement of 224,000 NRSF of new and expansion leases during the twelve months ended March 31, 2014.

Real estate taxes and insurance increased $0.7 million during the three months ended March 31, 2014, compared to the 2013 period, due to increases in assessed property values and a decrease in capitalized real estate taxes as a result of the decrease in projects under construction. Insurance premiums increased as result of the completion of new developed data centers, including NY2 and SV5, and their insurable value. We capitalize real estate taxes and insurance costs that are identifiable to data center projects under construction.

General and administrative expense increased $1.6 million during the three months ended March 31, 2014, compared to the 2013 period. The increase primarily results from a $0.9 million impairment of internal-use software during the three months ended March 31, 2014, that was previously under development and will be discontinued and no longer placed into service. In addition, Jarrett Appleby, our former Chief Operating Officer, separated from the Company during the three months ended March 31, 2014. In accordance with Mr. Appleby’s employment agreement, we incurred $0.9 million of expense during the first quarter of 2014 associated with cash severance benefits and acceleration of share-based compensation which resulted in a $0.4 million increase in compensation during the three months ended March 31, 2014, compared to the 2013 period.

Interest Expense

The increase in interest expense was primarily a result of the additional outstanding debt during the three months ended March 31, 2014, compared to the 2013 period, required to fund data center expansion and developments at NY2, SV5, VA2 and LA2. A summary of interest expense for the three months ended March 31, 2014, and 2013, is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Interest expense and fees	$1,762	$962	$800	83.2%
Amortization of deferred financing costs	580	420	160	38.1%
Capitalized interest	(1,169)	(943)	(226)	24.0%
Total interest expense	$1,173	$439	$734	167.2%
Percent capitalized	49.9%	68.3%

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net cash provided by operating activities was $26.7 million for the three months ended March 31, 2014, compared to $18.2 million for the three months ended March 31, 2013. The increase in cash provided by operating activities of $8.5 million was primarily due to the growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties, a decrease in leasing costs and an increase in prepaid rent, partially offset by an increase in operating expenses as a result of new and expansion leases that commenced and an increase of cash paid for interest.

Net cash used in investing activities decreased by $24.8 million to $30.0 million for the three months ended March 31, 2014, compared to $54.8 million for the three months ended March 31, 2013. This decrease was primarily a result of the acquisition of NY2 for $21.9 million during the three months ended March 31, 2013.

Net cash provided by financing activities was $8.2 million for the three months ended March 31, 2014, compared to $37.0 million for the three months ended March 31, 2013. The decrease in cash provided by financing activities of $28.8 million was primarily a result of $24.5 million less cash proceeds from debt instruments during the three months ended March 31, 2014, due to the acquisition of NY2 during the three months ended March 31, 2013. The decrease was also a result of a $6.0 million increase in dividends and distributions paid on our common stock and Operating Partnership units and dividends paid on preferred stock during the three months ended March 31, 2014.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of March 31, 2014, we had $10.2 million of cash and equivalents. Subject to our ability to obtain capital with favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $115 million to $145 million of investments to expand our operating data center portfolio. Our anticipated development activity is primarily comprised of the current projects under development and additional projects that may commence development in 2014 depending on various market conditions. Our Operating Partnership used the proceeds from the senior unsecured term loan to repay the $58.3 million SV1 mortgage loan in its entirety and pay down a portion of its outstanding revolving credit facility balance.

We expect to meet our short-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other unsecured debt. The Credit Agreement for our revolving credit facility contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $405.0 million to $500.0 million, under specified circumstances. The total amount available for borrowings under our revolving credit facility is subject to the lesser of the facility amount or the availability calculated on our unencumbered asset pool. As of March 31, 2014, $160.0 million of borrowings were outstanding and we have up to $236.6 million of borrowing capacity under our revolving credit facility. As of March 31, 2014, we were in compliance with the covenants under our revolving credit facility.

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

Indebtedness

A summary of outstanding indebtedness, including interest rates and debt maturities as of March 31, 2014, and December 31, 2013, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2014	2013
Revolving credit facility	2.15% and 2.17% at March 31, 2014, and December 31, 2013, respectively	January 3, 2017	$160,000	$174,250
Senior unsecured term loan	3.23% at March 31, 2014	January 31, 2019	100,000	—
SV1 - Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	58,250
Total principal outstanding			$260,000	$232,500

As of March 31, 2014, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loan. For additional information with respect to our outstanding indebtedness as of March 31, 2014, and December 31, 2013, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$8,118	$6,195
Real estate depreciation and amortization	16,836	15,142
FFO	24,954	21,337
Preferred stock dividends	(2,084)	(2,084)
FFO attributable to common shares and units	$22,870	$19,253

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

We have made distributions every quarter since our IPO. During the three months ended March 31, 2014, we declared a dividend of $0.35 per common share and operating partnership unit as of March 31, 2014. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of March 31, 2014, we had $260 million of consolidated indebtedness that bore interest at one month LIBOR variable rate debt. As of March 31, 2014, we have entered into one interest rate swap agreement to fix $100 million of our one month LIBOR variable rate debt. Our interest rate risk not subject to interest rate swap agreements is a result of $160 million of variable rate debt outstanding as of March 31, 2014.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.6 million per year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014, which is accessible on the SEC’s website at www.sec.gov.

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

10.1

Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, the other lenders party thereto and other lenders that may become parties thereto, Royal Bank of Canada, as administrative agent, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(4)

10.2

First Amendment to Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto, dated as of January 31, 2014.(4)

10.3	2014 Executive Short-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

CORESITE REALTY CORPORATION

Date: April 25, 2014	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock. (2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1

Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, the other lenders party thereto and other lenders that may become parties thereto, Royal Bank of Canada, as administrative agent, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(4)

10.2

First Amendment to Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto, dated as of January 31, 2014.(4)

10.3	2014 Executive Short-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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