Form 10-Q
period 2014-06-30
CoreSite Realty Corp
filed 2014-07-24
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock outstanding at July 22, 2014 was 21,613,467.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Investments in real estate:
Land	$79,929	$78,983
Building and building improvements	769,056	717,007
Leasehold improvements	98,121	95,218
	947,106	891,208
Less: Accumulated depreciation and amortization	(185,230)	(155,704)
Net investment in operating properties	761,876	735,504
Construction in progress	161,377	157,317
Net investments in real estate	923,253	892,821
Cash and cash equivalents	11,132	5,313
Accounts and other receivables, net of allowance for doubtful accounts of $338 and $159 as of June 30, 2014, and December 31, 2013, respectively	10,275	10,339
Lease intangibles, net of accumulated amortization of $13,767 and $17,646 as of June 30, 2014, and December 31, 2013, respectively	9,018	11,028
Goodwill	41,191	41,191
Other assets	62,386	55,802
Total assets	$1,057,255	$1,016,494

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$176,750	$174,250
Senior unsecured term loan	100,000	—
Mortgage loan payable	—	58,250
Accounts payable and accrued expenses	74,289	67,782
Deferred rent payable	9,401	9,646
Acquired below-market lease contracts, net of accumulated amortization of $4,314 and $4,361 as of June 30, 2014, and December 31, 2013, respectively	6,185	6,681
Prepaid rent and other liabilities	16,872	11,578
Total liabilities	383,497	328,187
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of June 30, 2014, and December 31, 2013	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,616,487 and 21,387,152 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	211	209
Additional paid-in capital	271,379	267,465
Accumulated other comprehensive loss	(136)	—
Distributions in excess of net income	(58,649)	(50,264)
Total stockholders’ equity	327,805	332,410
Noncontrolling interests	345,953	355,897
Total equity	673,758	688,307
Total liabilities and equity	$1,057,255	$1,016,494

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Data center revenue:
Rental revenue	$36,938	$32,355	$71,837	$63,664
Power revenue	16,575	14,486	32,577	28,015
Interconnection revenue	8,591	7,053	16,650	13,625
Tenant reimbursement and other	1,627	1,770	4,383	3,559
Office, light industrial and other revenue	1,951	2,003	3,966	3,895
Total operating revenues	65,682	57,667	129,413	112,758
Operating expenses:
Property operating and maintenance	18,534	15,118	34,823	29,645
Real estate taxes and insurance	(980)	2,304	1,986	4,524
Depreciation and amortization	19,504	16,261	37,386	32,210
Sales and marketing	3,747	3,936	7,335	7,725
General and administrative	6,732	6,177	14,437	13,180
Rent	5,070	4,756	10,136	9,549
Impairment of internal-use software	1,037	—	1,959	—
Transaction costs	9	249	13	254
Total operating expenses	53,653	48,801	108,075	97,087
Operating income	12,029	8,866	21,338	15,671
Interest income	2	2	4	4
Interest expense	(1,415)	(783)	(2,588)	(1,222)
Income before income taxes	10,616	8,085	18,754	14,453
Income tax benefit (expense)	22	(206)	2	(379)
Net income	$10,638	$7,879	$18,756	$14,074
Net income attributable to noncontrolling interests	4,670	3,176	7,971	5,438
Net income attributable to CoreSite Realty Corporation	$5,968	$4,703	$10,785	$8,636
Preferred stock dividends	(2,085)	(2,085)	(4,169)	(4,169)
Net income attributable to common shares	$3,883	$2,618	$6,616	$4,467
Net income per share attributable to common shares:
Basic	$0.18	$0.13	$0.31	$0.22
Diluted	$0.18	$0.12	$0.31	$0.21
Weighted average common shares outstanding
Basic	21,131,077	20,829,375	21,062,299	20,752,065
Diluted	21,604,730	21,445,875	21,599,749	21,412,289

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$10,638	$7,879	$18,756	$14,074
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(1,271)	—	(754)	—
Reclassification of other comprehensive income to interest expense	337	—	455	—
Comprehensive income	9,704	7,879	18,457	14,074
Comprehensive income attributable to noncontrolling interests	4,159	3,176	7,808	5,438
Comprehensive income attributable to CoreSite Realty Corporation	$5,545	$4,703	$10,649	$8,636

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

						Accumulated
				Additional	Distributions	Other	Total
	Preferred	Common Shares		Paid-in	in Excess of	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Net Income	Loss	Equity	Interests	Equity
Balance at January 1, 2014	$115,000	21,387,152	$209	$267,465	$(50,264)	$—	$332,410	$355,897	$688,307
Issuance of stock awards, net of forfeitures	—	203,473	—	—	—	—	—	—	—
Exercise of stock options	—	25,862	—	407	—	—	407	—	407
Share-based compensation	—	—	2	3,507	—	—	3,509	—	3,509
Dividends declared on preferred stock	—	—	—	—	(4,169)	—	(4,169)	—	(4,169)
Dividends and distributions	—	—	—	—	(15,001)	—	(15,001)	(17,752)	(32,753)
Net income	—	—	—	—	10,785	—	10,785	7,971	18,756
Other comprehensive loss	—	—	—	—	—	(136)	(136)	(163)	(299)
Balance at June 30, 2014	$115,000	21,616,487	$211	$271,379	$(58,649)	$(136)	$327,805	$345,953	$673,758

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,756	$14,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,386	32,210
Amortization of above/below market leases	(182)	(431)
Amortization of deferred financing costs	1,029	847
Share-based compensation	3,248	3,578
Bad debt expense	529	157
Changes in operating assets and liabilities:
Accounts receivable	(465)	1,814
Deferred rent receivable	(1,330)	(618)
Deferred leasing costs	(3,470)	(4,204)
Other assets	385	(1,025)
Accounts payable and accrued expenses	(6,430)	(2,215)
Prepaid rent and other liabilities	5,294	273
Deferred rent payable	(245)	1,395
Net cash provided by operating activities	54,505	45,855
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(4,487)	(3,405)
Real estate improvements	(50,899)	(68,161)
Acquisition of NY2	—	(21,889)
Net cash used in investing activities	(55,386)	(93,455)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	407	525
Proceeds from revolving credit facility	43,500	73,000
Payments on revolving credit facility	(41,000)	—
Proceeds from senior unsecured term loan	100,000	—
Repayments of mortgage loans payable	(58,250)	(750)
Payments of loan fees and costs	(1,000)	(2,617)
Dividends and distributions	(36,957)	(27,885)
Net cash provided by financing activities	6,700	42,273
Net change in cash and cash equivalents	5,819	(5,327)
Cash and cash equivalents, beginning of period	5,313	8,130
Cash and cash equivalents, end of period	$11,132	$2,803
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$1,810	$733
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$26,700	$12,708
Accrual of dividends and distributions	$18,772	$14,902

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and managing data centers. As of June 30, 2014, the Company owns a 45.4% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 54.6% interest in our Operating Partnership. See additional discussion in Note 8.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the expected results for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Intercompany balances and transactions have been eliminated.

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

Adjustments and Reclassifications

Office, light industrial and other revenue, included within the condensed consolidated statements of operations for the three and six months ended June 30, 2013, has been reclassified to conform to the 2014 financial statement presentation. In addition, certain other immaterial amounts included in the condensed consolidated financial statements for 2013 have been reclassified to conform to the 2014 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.0 million and $0.9 million for the three months ended June 30, 2014, and 2013, respectively, and $2.2 million and $1.9 million for the six months ended June 30, 2014, and 2013, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $15.9 million and $13.2 million for the three months ended June 30, 2014, and 2013, respectively, and $31.0 million and $25.1 million for the six months ended June 30, 2014, and 2013, respectively.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three and six months ended June 30, 2014, and 2013.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2014, and December 31, 2013, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three and six months ended June 30, 2014, and 2013.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third party leasing agents and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Our deferred leasing costs consisted of the following, net of amortization, as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Internal sales commissions	$8,613	$7,530
Third party leasing agents	10,697	6,328
External legal counsel	370	301
	$19,680	$14,159

Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included as a component of interest expense.

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and six months ended June 30, 2014, and 2013, no real estate impairment was recognized.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 6.

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

During the three and six months ended June 30, 2014, we recognized a $1.0 million and $2.0 million impairment of internal use software, respectively, in the condensed consolidated statements of operations. The impairments are a result of internal-use software previously under development that was discontinued during the periods and will not be placed into service. No impairment was recognized during the three and six months ended June 30, 2013.

During the three months ended June 30, 2014, we revised the remaining useful life of certain internal-use software from six years to one year. The remaining $2.5 million net book value of this internal-use software will be fully amortized as of June 30, 2015.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended June 30, 2014, and 2013, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2014, and 2013, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.2 million and $0.4 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At June 30, 2014, and December 31, 2013, the allowance for doubtful accounts totaled $0.3 million and $0.2 million, respectively.

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of ASC 606 on our revenue recognition policies.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At June 30, 2014, and December 31, 2013, the amount included in prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $2.3 million and $2.2 million, respectively.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2010. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally are not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. The allocable share of income is included in the income tax returns of its stockholders. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2014, and December 31, 2013, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain tax positions. The earliest tax year for which we are subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and 2010 also is the earliest year subject to examination with respect to our subsidiaries.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased at June 30, 2014 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Leasehold Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$124,507	$—	$1,229	$132,599
SV2	Milpitas, CA	5,086	24,624	—	899	30,609
SV3	Santa Clara, CA	3,972	46,866	—	147	50,985
SV4	Santa Clara, CA	4,442	87,441	—	680	92,563
SV5	Santa Clara, CA	2,544	20,428	—	—	22,972
Santa Clara Campus(1)	Santa Clara, CA	8,173	8,221	—	12,369	28,763
BO1	Somerville, MA	6,100	78,749	—	2,590	87,439
NY1	New York, NY	—	—	33,015	225	33,240
NY2	Secaucus, NJ	1,158	43,317	—	64,459	108,934
VA1	Reston, VA	6,903	108,168	—	5,205	120,276
VA2	Reston, VA	—	—	—	66,249	66,249
DC1	Washington, DC	—	—	7,586	343	7,929
CH1	Chicago, IL	5,493	82,517	—	1,021	89,031
LA1	Los Angeles, CA	—	—	55,630	5,029	60,659
LA2	Los Angeles, CA	28,467	134,160	—	699	163,326
MI1	Miami, FL	728	10,058	—	91	10,877
DE1	Denver, CO	—	—	1,099	70	1,169
DE2	Denver, CO	—	—	791	72	863
Total		$79,929	$769,056	$98,121	$161,377	$1,108,483

(1)    This campus includes office and light-industrial buildings and land held for development in Santa Clara, CA.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Deferred leasing costs	$19,680	$14,159
Deferred rent receivable	18,595	17,265
Corporate furniture, fixtures and equipment	8,281	7,346
Internal-use software	9,193	8,525
Deferred financing costs	3,297	3,312
Other	3,340	5,195
Total	$62,386	$55,802

5. Debt

A summary of outstanding indebtedness as of June 30, 2014, and December 31, 2013, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2014	2013
Revolving credit facility	2.16% and 2.17% at June 30, 2014, and December 31, 2013, respectively	January 3, 2017	$176,750	$174,250
Senior unsecured term loan	3.23% at June 30, 2014	January 31, 2019	100,000	—
SV1 - Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	58,250
Total principal outstanding			$276,750	$232,500

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

Under the Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to 175 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2014, the Operating Partnership’s leverage ratio was 16.4% and the interest rate was LIBOR plus 200 basis points.

The total amount available for borrowings under the Credit Agreement is subject to the lesser of the facility amount or the availability calculated based on our unencumbered asset pool. As of June 30, 2014, the borrowing capacity was $405 million. As of June 30, 2014, $176.8 million was borrowed and outstanding and $220.9 million was available for us to borrow under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of June 30, 2014, was 16.4%;

•                  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of June 30, 2014, was 0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.00, which, as of June 30, 2014, was 7.46 to 1.00; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of June 30, 2014, was 10.2%.

As of June 30, 2014, we were in compliance with all of the covenants under our Credit Agreement.

Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan. The senior unsecured term loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The senior unsecured term loan ranks pari passu with our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of June 30, 2014, we were in compliance with the covenants under our senior unsecured term loan.

The borrowings under our senior unsecured term loan bear interest at a rate per annum equal to (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2014, the Operating Partnership’s leverage ratio was 16.4% and the interest rate was LIBOR plus 175 basis points.

On February 3, 2014, we entered into a $100 million interest rate swap agreement to hedge one-month LIBOR variable rate debt, which includes the senior unsecured term loan and, if the term loan is repaid prior to maturity, the revolving credit facility. The interest rate swap has a five-year term and, at our current leverage ratio, effectively fixes the senior unsecured term loan interest rate at 3.23%. See additional discussion in Note 6.

On January 31, 2014, we repaid the SV1 Mortgage loan in its entirety using the proceeds from the senior unsecured term loan.

Debt Maturities

The following table summarizes the amount of our outstanding debt when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2014	$—
2015	—
2016	—
2017	176,750
2018	—
2019	100,000
Total	$276,750

6. Derivatives and Hedging Activities

On February 3, 2014, we entered into a $100 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on $100 million of one-month LIBOR variable rate debt. The interest rate swap was designated for hedge accounting. This interest rate swap is our only derivative outstanding as of June 30, 2014, and there were none outstanding as of December 31, 2013.

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to reduce variability in interest expense and to manage our exposure to adverse interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2014, the amount recorded in accumulated other comprehensive loss was a loss of $0.3 million. The amount reclassified to interest expense on the condensed consolidated statements of operations was $0.3 million and none for the three months ended June 30, 2014, and 2013, respectively, and was $0.5 million and none for the six months ended June 30, 2014, and 2013, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, and 2013, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, we estimate that $1.3 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $0.3 million recognized in prepaid rent and other liabilities in our condensed consolidated balance sheet as of June 30, 2014.

7. Stockholders’ Equity

We have paid the following dividends per share on our Series A Cumulative Preferred Stock and common shares during the six months ended June 30, 2014:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Shares
March 6, 2014	March 31, 2014	April 15, 2014	$0.4531	(1)	$0.35
May 30, 2014	June 30, 2014	July 15, 2014	0.4531	(2)	0.35
			$0.9062		$0.70

(1) Dividend covers the period from January 15, 2014, to April 14, 2014.

(2) Dividend covers the period from April 15, 2014, to July 14, 2014.

8. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. Since September 28, 2011, the current holders of Common Operating Partnership units have been eligible to have the Common Operating Partnership units redeemed for common stock on a one-for-one basis or cash, at our option. Preferred Operating Partnership units rank senior to the Common Operating Partnership units held by both the Company and noncontrolling interests.

The following table shows the ownership interests in the Operating Partnership as of June 30, 2014, and December 31, 2013:

	June 30, 2014		December 31, 2013
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	21,101,741	45.4%	20,896,685	45.2%
Noncontrolling interests	25,360,847	54.6%	25,360,847	54.8%
Total	46,462,588	100.0%	46,257,532	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Common Operating Partnership unit to the Company. During the six months ended June 30, 2014, the Company issued 205,056 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Common Operating Partnership units were issued to the Company by the Operating Partnership.

Holders of Common Operating Partnership units of record as of June 30, 2014, will receive quarterly distributions of $0.35 per unit, which correlates to dividends paid on common shares.

The redemption value of the noncontrolling interests at June 30, 2014, was $838.7 million based on the closing price of the Company’s common stock of $33.07 on that date.

9. Equity Incentive Plan

The Company’s Board of Directors has adopted and, with the consent of the Company’s stockholders, amended the 2010 Equity Incentive Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be optioned, granted or awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of June 30, 2014, 3,532,985 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

The following table sets forth stock option activity under the 2010 Plan for the six months ended June 30, 2014:

	Number of Shares Subject to Options	Weighted Average Exercise Price
Options outstanding, December 31, 2013	1,133,915	$19.89
Granted	—	—
Exercised	(25,862)	15.71
Forfeited	(56,486)	27.30
Expired	(3,947)	15.80
Options outstanding, June 30, 2014	1,047,620	$19.61

The following table sets forth the number of shares subject to options that are unvested as of June 30, 2014, and the fair value of these options at the grant date:

	Number of Shares Subject to Options	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2013	635,739	$7.10
Granted	—	—
Forfeited	(56,486)	8.48
Vested	(198,226)	6.82
Unvested balance, June 30, 2014	381,027	$7.04

As of June 30, 2014, total unearned compensation on options was approximately $2.0 million, and the weighted-average vesting period was 1.4 years.

Restricted Awards and Units

During the six months ended June 30, 2014, the Company granted 203,070 shares of restricted stock which had a value of $6.4 million on the grant date. Also during the six months ended June 30, 2014, the Company issued 10,216 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and RSUs and the weighted average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2013	495,151	$25.08
Granted	213,286	31.61
Forfeited	(85,447)	27.31
Vested	(184,598)	23.38
Unvested balance, June 30, 2014	438,392	$28.53

As of June 30, 2014, total unearned compensation on restricted awards was approximately $10.9 million, and the weighted-average vesting period was 2.5 years.

Performance Stock Awards

On March 4, 2014, the Company granted long-term incentives to the Company’s executive officers in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on the Company’s achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period, and the number of shares earned under the PSAs may range from 0% to 150%. The PSAs are earned as follows: (i) 20% of the PSAs are eligible to be earned upon TSR achievement in year one of the performance period, (ii) 20% of the PSAs are eligible to be earned upon TSR achievement in year two of the performance period, (iii) 20% of the PSAs are earned upon TSR achievement in year three of the performance period, and (iv) 40% of the PSAs are eligible to be earned upon a cumulative TSR achievement over the three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period provided that the executive continues to be employed by the Company at the end of the three-year performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the performance period. The PSAs initially are granted and issued at 150% of the target amount and thereafter are forfeited to the extent vesting conditions are not met.

The Company granted 91,335 PSAs equal to 150% of the target amount, with an aggregate value of $1.6 million on the grant date. The PSAs, in addition to a service condition, are subject to the Company’s performance versus the MSCI US REIT Index, which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The PSAs have graded vesting terms and will be amortized on a straight-line basis over the vesting period. During the three months ended June 30, 2014, 5,484 PSAs were forfeited. As of June 30, 2014, total unearned compensation on performance stock awards was approximately $1.3 million, and the weighted-average vesting period was 2.5 years.

10. Earnings Per Share

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of shares issuable under the 2010 plan. The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common shares	$3,883	$2,618	$6,616	$4,467
Weighted average common shares outstanding - basic	21,131,077	20,829,375	21,062,299	20,752,065
Effect of potentially dilutive common shares:
Stock options	371,536	406,482	368,516	386,988
Unvested awards	102,117	210,018	168,934	273,236
Weighted average common shares outstanding - diluted	21,604,730	21,445,875	21,599,749	21,412,289
Net income per share attributable to common shares
Basic	$0.18	$0.13	$0.31	$0.22
Diluted	$0.18	$0.12	$0.31	$0.21

In the calculations above, we have excluded weighted-average potentially dilutive securities of 165,552 and 210,811 for the three months ended June 30, 2014, and 2013, respectively, and 202,422 and 142,181 for the six months ended June 30, 2014, and 2013, respectively, as their effect would have been antidilutive.

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

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts and other receivables, the interest rate swap, the revolving credit facility, the senior unsecured term loan, interest payable and accounts payable. The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these financial instruments. The interest rate swap is carried at fair value.

The Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Operating Partnership and its counterparties. As of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The total balance of our revolving credit facility and senior unsecured term loan was $276.8 million as of June 30, 2014, with a fair value that approximated book value, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values are based on the Company’s assumptions of market interest rates and terms available incorporating the Company’s credit risk.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. In addition, we enter into contracts for company-wide improvements that are ancillary to revenue generation. At June 30, 2014, we had open commitments related to these contracts of approximately $30.0 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At June 30, 2014, we had open commitments related to these contracts of approximately $10.2 million.

As part of our 2012 acquisition of Comfluent, a Denver, Colorado based data center operator, the former Comfluent owner was employed by us and will be paid leasing commissions based upon successfully renewing and increasing revenues from the customer base that existed at the date of acquisition. We currently estimate that this amount will be $8.9 million. Leasing commissions are accrued within the consolidated financial statements as lease terms for the former Comfluent customers are extended beyond January 2015. We currently have $5.6 million accrued as a leasing commission related to those customers that have been renewed as of June 30, 2014.

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matter to which we currently are a party, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial condition, cash flows or results of operations.

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

We deliver secure and reliable data center solutions across eight key North American markets. We connect, protect and deliver a reliable performance environment and continued operation of mission-critical data and information technology infrastructure for more than 800 of the world’s leading enterprise and Internet, private networking, mobility, and cloud service providers. Across 16 high-performance data centers, we support the operation and growth of our customers’ businesses by providing products and services aimed toward helping them establish connections with networks, cloud-service providers, and other technology-services providers, operate performance-sensitive applications, and secure their mission-critical information and communications technology equipment.

We are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the New York, Northern Virginia and San Francisco Bay areas, Los Angeles, Chicago, Boston, Miami and Denver.

Our Portfolio

As of June 30, 2014, our property portfolio included 16 operating data center facilities and multiple development projects which collectively comprise over 2.7 million net rentable square feet of space (“NRSF”), of which approximately 1.5 million NRSF is existing data center space, including pre-stabilized NRSF. Pre-stabilized NRSF includes projects and facilities that have been recently developed and are in the initial lease-up phase until they become stabilized operating NRSF, defined as 85% occupied or have been in service for 24 months. The development projects include land and space available for development and construction of new facilities in the San Francisco Bay, Northern Virginia and New York areas. Our stabilized operating portfolio includes approximately 257,000 NRSF of space readily available for lease, of which 193,000 NRSF is available for lease as data center space. Including the space currently under construction at June 30, 2014, undeveloped space and land targeted for future development, we own land and buildings sufficient to develop approximately 0.9 million NRSF of data center space. We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. We intend to pursue development projects and expansion into new markets when we believe those opportunities support the additional supply in those markets. The following table provides an overview of our properties as of June 30, 2014:

	Stabilized Operating NRSF
		Data Center(1)		Office and Light- Industrial(2)		Total		Pre-Stabilized NRSF(5)	Development NRSF(6)	Total
Market/Facilities	Annualized Rent ($000)(3)	Total	Percent Occupied(4)	Total	Percent Occupied(4)	Total	Percent Occupied(4)	Total	Total	Portfolio NRSF
Los Angeles
One Wilshire Campus
LA1*	$24,469	149,405	77.4%	4,373	82.8%	153,778	77.6%	—	—	153,778
LA2	15,284	159,617	84.8	7,029	70.8	166,646	84.2	65,296	199,978	431,920
Los Angeles Total	39,753	309,022	81.2	11,402	75.4	320,424	81.0	65,296	199,978	585,698

San Francisco Bay
SV1	11,296	84,045	84.0	206,255	84.5	290,300	84.4	—	—	290,300
SV2	7,060	76,676	78.3	—	—	76,676	78.3	—	—	76,676
Santa Clara Campus	24,251	220,676	94.9	71,308	91.7	291,984	94.1	31,497	173,240	496,721
San Francisco Bay Total	42,607	381,397	89.2	277,563	86.4	658,960	88.0	31,497	173,240	863,697

Northern Virginia
VA1	23,572	201,719	79.2	61,050	79.2	262,769	79.2	—	—	262,769
VA2	—	—	—	—	—	—	—	—	198,000	198,000
DC1*	2,846	22,137	87.6	—	—	22,137	87.6	—	—	22,137
Northern Virginia Total	26,418	223,856	80.0	61,050	79.2	284,906	79.8	—	198,000	482,906

Boston
BO1	13,735	166,026	95.0	19,495	62.4	185,521	91.5	—	87,650	273,171

Chicago
CH1	11,492	158,167	86.9	4,946	65.8	163,113	86.3	20,240	—	183,353

New York
NY1*	5,360	48,404	73.1	209	100.0	48,613	73.3	—	—	48,613
NY2	—	—	—	—	—	—	—	52,692	202,367	255,059
New York Total	5,360	48,404	73.1	209	100.0	48,613	73.3	52,692	202,367	303,672

Miami
MI1	1,765	30,176	79.8	1,934	38.6	32,110	77.3	—	13,154	45,264

Denver
DE1*	704	4,144	100.0	—	—	4,144	100.0	—	—	4,144
DE2*	178	5,140	77.9	—	—	5,140	77.9	—	—	5,140
Denver Total	882	9,284	87.8	—	—	9,284	87.8	—	—	9,284
Total Facilities	$142,012	1,326,332	85.4%	376,599	83.1%	1,702,931	84.9%	169,725	874,389	2,747,045

* Indicates properties in which we hold a leasehold interest.

(1)    Represents the NRSF at each operating facility that is currently occupied or readily available for lease as data center space. Both occupied and available data center NRSF includes a factor to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. During the second quarter of 2014, certain facility factors were adjusted resulting in a 1.4% increase to our data center occupancy.

(2)    Represents the NRSF at each operating facility that is currently occupied or readily available for lease as space other than data center space, which is typically space offered for office or light industrial uses.

(3)    Represents the monthly contractual rent on stabilized operating NRSF under existing commenced customer leases as of June 30, 2014, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our annualized rent was approximately $147.0 million as of June 30, 2014, which reflects the addition of $5.0 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(4)    Includes customer leases that have commenced and are occupied as of June 30, 2014. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF.  The percent occupied for data center space, office and light industrial space, and space in total would have been 87.1%, 83.3%, and 86.2%, respectively, if all leases signed in current and prior periods had commenced.

(5)    Represents pre-stabilized NRSF of projects/facilities which recently have been developed and are in the initial lease-up phase. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion. Annualized rent and NRSF percent occupied for pre-stabilized NRSF is $5.3 million and 25.4%, respectively, as of June 30, 2014.

(6)    Represents vacant space and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities as of June 30, 2014. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. In addition to the amounts above, we may develop an additional 138,000 NRSF at the Santa Clara Campus and 100,000 NRSF at NY2 upon our receipt of the necessary entitlements.

The following table shows the June 30, 2014, operating statistics for space within each data center facility that was leased or available to be leased as of December 31, 2012, and excludes space for which development was completed and became available to be leased after December 31, 2012. The Company tracks same store space leased or available to be leased at the computer room level within each data center facility. For comparison purposes, the operating activity totals as of December 31, 2013, and 2012, for this space are provided at the bottom of this table.

	Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light- Industrial		Total
Market/Facilities	Annualized Rent ($000)(1)	Total	Percent Occupied(2)	Total	Percent Occupied(2)	Total	Percent Occupied(2)
Los Angeles
One Wilshire Campus
LA1*	$24,469	149,405	77.4%	4,373	82.8%	153,778	77.6%
LA2	15,284	159,617	84.8	5,147	96.7	164,764	85.1
Los Angeles Total	39,753	309,022	81.2	9,520	90.3	318,542	81.5

San Francisco Bay
SV1	11,296	84,045	84.0	206,255	84.5	290,300	84.4
SV2	7,060	76,676	78.3	—	—	76,676	78.3
Santa Clara Campus	21,314	118,955	90.6	71,308	91.7	190,263	91.0
San Francisco Bay Total	39,670	279,676	85.2	277,563	86.4	557,239	85.8

Northern Virginia
VA1	23,572	201,719	79.2	61,050	79.2	262,769	79.2
DC1*	2,846	22,137	87.6	—	—	22,137	87.6
Northern Virginia Total	26,418	223,856	80.0	61,050	79.2	284,906	79.8

Boston
BO1	11,354	148,795	94.4	13,063	43.9	161,858	90.3

Chicago
CH1	11,492	158,167	86.9	4,946	65.8	163,113	86.3

New York
NY1*	5,348	48,404	73.1	—	—	48,404	73.1

Miami
MI1	1,765	30,176	79.8	1,934	38.6	32,110	77.3

Denver
DE1*	704	4,144	100.0	—	—	4,144	100.0
DE2*	178	5,140	77.9	—	—	5,140	77.9
Denver Total	882	9,284	87.8	—	—	9,284	87.8

Total Facilities at June 30, 2014(3)	$136,682	1,207,380	84.0%	368,076	83.3%	1,575,456	83.8%

Total Facilities at December 31, 2013	$129,959		79.9%		79.3%		79.8%

Total Facilities at December 31, 2012	$120,165		77.0%		79.1%		77.5%

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

(3) The percent occupied for data center space, office and light industrial space, and space in total would have been 85.8%, 83.4%, 85.2% respectively, if all leases signed in current and prior periods had commenced.

Same store annualized rent increased to $136.7 million at June 30, 2014, compared to $130.0 million at December 31, 2013. The $6.7 million annualized rent increase is due primarily to a 3.3% increase in occupancy at VA1 resulting in a $1.8 million increase to annualized rent and a 11.5% increase in occupancy at SV4 resulting in a $1.0 million increase to annualized rent during the period of time from December 31, 2013, to June 30, 2014.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio as of June 30, 2014:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
Los Angeles
One Wilshire Campus
LA2	—	199,978	199,978
San Francisco Bay
Santa Clara Campus(3)	—	173,240	173,240
Northern Virginia
VA2	50,000	148,000	198,000
Boston
BO1	—	87,650	87,650
New York
NY2(4)	—	202,367	202,367
Miami
MI1	—	13,154	13,154
Total Facilities	50,000	824,389	874,389

(1)         Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use has commenced prior to June 30, 2014.

(2)         Reflects NRSF held for development at a facility which will require substantial development activities to prepare the property for its intended use. NRSF held for development is management’s estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(3)         We may develop up to 382,240 NRSF at this campus. This includes 173,240 NRSF, set forth in the table above that has been entitled. Incremental to this 173,240 NRSF, we have approximately 71,000 NRSF of office and light industrial space, which we may develop into data center space, and an additional 138,000 NRSF, which we may develop into data center space upon our receipt of the necessary entitlements.

(4)         We may develop up to 302,367 NRSF at NY2.  This includes the undeveloped existing shell building of 202,367 NRSF, set forth in the table above, and an additional 100,000 NRSF of data center space that we may develop upon our receipt of the necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the six months ended June 30, 2014 (in thousands):

Six Months Ended June 30, 2014
Data center expansion	$50,999
Non-recurring investments	8,385
Tenant improvements	2,787
Recurring capital expenditures	3,050
Total capital expenditures	$65,221

During the six months ended June 30, 2014, we incurred approximately $65.2 million of capital expenditures, of which approximately $51.0 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments.

During the six months ended June 30, 2014, we incurred approximately $32.2 million of data center expansion capital expenditures on VA2, a 50,000 NRSF data center under development and $5.1 million of capital expenditures to complete the development of two computer rooms at NY2, which increased pre-stabilized data center space by 34,589 NRSF. During the six months ended June 30, 2014, we also incurred an additional $13.7 million of capital expenditures to add capacity in new computer rooms at BO1, LA1, LA2, the Santa Clara campus and other properties.

During the six months ended June 30, 2014, we incurred approximately $8.4 million in non-recurring investments of which $4.6 million is a result of internal IT system development and the remaining $3.8 million is a result of other non-recurring investments, such as remodel or upgrade projects and corporate office leasehold improvements.

During the six months ended June 30, 2014, we incurred approximately $2.8 million in tenant improvements, of which $1.0 million relates to an office lease at our SV1 property.

During the six months ended June 30, 2014, we incurred approximately $3.1 million of recurring capital expenditures within our portfolio for required equipment upgrades, which have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 257,000 NRSF of available space in our portfolio, which excludes pre-stabilized leasable space, data center leases representing approximately 8.0% and 11.4% of the NRSF in our stabilized operating portfolio with annualized rental rates at lease expiration of $143 per NRSF and $176 per NRSF are scheduled to expire during the remainder of 2014 and the year ending December 31, 2015, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available and pre-stabilized space. Excluding pre-stabilized properties and space held for development, as of June 30, 2014, the occupancy rate of the stabilized data center properties in our portfolio was 85.4% of our net rentable square feet compared to 80.5% as of June 30, 2013. During the three months ended June 30, 2014, new and expansion leases totaling approximately 61,000 NRSF commenced. The following table summarizes our leasing activity during the six months ended June 30, 2014:

			Total
	Three Months	Number of	Leased	Rental	Rent
	Ended	Leases(1)	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	June 30, 2014	126	60,587	$135
	March 31, 2014	119	28,125	134
New/expansion leases signed	June 30, 2014	121	58,909	159
	March 31, 2014	131	39,783	129
Renewal leases commenced	June 30, 2014	77	41,890	167	8.1%
	March 31, 2014	74	22,291	159	9.4%

(1)         Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)         Total leased NRSF is determined based on contractually leased square feet for leases that have been signed or commenced on or before June 30, 2014. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)         Rental rates represent annual contractual rent per square foot adjusted for straight-line rents in accordance with GAAP.

(4)         Rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous rental rates for the same space.

Results of Operations

Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2014, and 2013. A summary of our operating results for the three months ended June 30, 2014, and 2013, is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Operating revenue	$65,682	$57,667	$8,015	13.9%
Operating expense	53,653	48,801	4,852	9.9%
Operating income	12,029	8,866	3,163	35.7%
Interest expense	1,415	783	632	80.7%
Net income	10,638	7,879	2,759	35.0%

Operating Revenue

Operating revenues during the three months ended June 30, 2014, and 2013, were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Data center revenue:
Rental revenue	$36,938	$32,355	$4,583	14.2%
Power revenue	16,575	14,486	2,089	14.4%
Interconnection revenue	8,591	7,053	1,538	21.8%
Tenant reimbursement and other	1,627	1,770	(143)	-8.1%
Office, light industrial and other revenue	1,951	2,003	(52)	-2.6%
Total operating revenues	$65,682	$57,667	$8,015	13.9%

The increase in operating revenues was due primarily to a $4.6 million increase in data center rental revenue during the three months ended June 30, 2014, compared to the 2013 period. The increase in data center rental revenue is due primarily to the commencement of 242,000 NRSF of new and expansion leases during the twelve months ended June 30, 2014, resulting in an increase in stabilized operating occupancy percentage from 80.5% as of June 30, 2013, to 85.4% as of June 30, 2014. Commenced leases that contributed to the increase in rental revenue include a 101,721 NRSF built-to-suit lease at SV5, which commenced in November 2013, a 7,711 NRSF lease at SV4, which commenced in September 2013, a 5,694 NRSF lease at CH1, which commenced in April 2014, and a 12,600 NRSF lease at SV3, which commenced in May 2014. These four leases increased data center rental revenue by $1.9 million, which represents 41% of the total increase in data center rental revenue. The increase was partially offset by expiring leases that were not renewed, which resulted in a data center rental revenue churn rate of 7.6% during the twelve months ended June 30, 2014.

Power revenue increased $2.1 million during the three months ended June 30, 2014, compared to the 2013 period, as a result of new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $1.5 million due primarily to an increase in the volume of cross connects from new and existing customers during the three months ended June 30, 2014, compared to the 2013 period.

Operating Expenses

Operating expenses during the three months ended June 30, 2014, and 2013, were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Property operating and maintenance	$18,534	$15,118	$3,416	22.6%
Real estate taxes and insurance	(980)	2,304	(3,284)	-142.5%
Depreciation and amortization	19,504	16,261	3,243	19.9%
Sales and marketing	3,747	3,936	(189)	-4.8%
General and adminstrative	6,732	6,177	555	9.0%
Rent	5,070	4,756	314	6.6%
Impairment of internal-use software	1,037	—	1,037	—
Transaction costs	9	249	(240)	-96.4%
Total operating expenses	$53,653	$48,801	$4,852	9.9%

Property operating and maintenance expense increased $3.4 million as a result of an increase in payroll and benefits expense due to an increase in facilities personnel headcount associated with data center expansion. In addition, power expense increased due to an overall increase in occupancy and customer power draw as a result of the commencement of 242,000 NRSF of new and expansion leases during the twelve months ended June 30, 2014.

Real estate taxes and insurance decreased $3.3 million during the three months ended June 30, 2014, compared to the 2013 period, as a result of a true-up of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at IPO. The final tax assessments for two properties acquired at IPO became known in the second quarter 2014 and, therefore, the estimated real estate tax liabilities were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in the expense. This decrease was partially offset by an increase in real estate taxes and insurance due to the completion of newly developed data centers, including NY2 and SV5, and an increase in the insured values of these properties.

Depreciation and amortization expense increased $3.2 million as a result of the placement into service of approximately 185,000 NRSF of new operating and pre-stabilized space since June 30, 2013. During the three months ended June 30, 2014, we revised the remaining useful life of certain internal-use software with a $2.5 million net book value from six years to one year. We expect to record additional $0.5 million of amortization per quarter from July 1, 2014, through June 30, 2015.

During the three months ended June 30, 2014, we recognized a $1.0 million impairment charge as a result of internal-use software previously under development that was discontinued during the period and will no longer be placed into service.

Interest Expense

The increase in interest expense was primarily a result of additional outstanding debt of $276.8 million as of June 30, 2014, compared to $132.0 million as of June 30, 2013, and less development projects during the six months ended June 30, 2014, compared to the 2013 period, leading to lower capitalized interest as a percentage of overall costs. A summary of interest expense for the three months ended June 30, 2014, and 2013, is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Interest expense and fees	$1,997	$1,296	$701	54.1%
Amortization of deferred financing costs	449	427	22	5.2%
Capitalized interest	(1,031)	(940)	(91)	9.7%
Total interest expense	1,415	783	632	80.7%
Percent capitalized	42.2%	54.6%

Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2014, and 2013. A summary of our operating results for the six months ended June 30, 2014, and 2013, is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Operating revenue	$129,413	$112,758	$16,655	14.8%
Operating expense	108,075	97,087	10,988	11.3%
Operating income	21,338	15,671	5,667	36.2%
Interest expense	2,588	1,222	1,366	111.8%
Net income	18,756	14,074	4,682	33.3%

Operating Revenue

Operating revenues during the six months ended June 30, 2014, and 2013, were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Data center revenue:
Rental revenue	$71,837	$63,664	$8,173	12.8%
Power revenue	32,577	28,015	4,562	16.3%
Interconnection revenue	16,650	13,625	3,025	22.2%
Tenant reimbursement and other	4,383	3,559	824	23.2%
Office, light industrial and other revenue	3,966	3,895	71	1.8%
Total operating revenues	$129,413	$112,758	$16,655	14.8%

The increase in operating revenues was due primarily to a $8.2 million increase in data center rental revenue during the six months ended June 30, 2014, compared to the 2013 period. The increase in data center rental revenue is due primarily to the commencement of 285,000 NRSF of new and expansion leases during the fifteen months ended June 30, 2014. Commenced leases that contributed to the increase in rental revenue include a 101,721 NRSF built-to-suit lease at SV5, which commenced in November 2013, a 7,711 NRSF lease at SV4, which commenced in September 2013, a 23,663 NRSF lease at BO1, which commenced in April 2013, a 5,694 NRSF lease at CH1, which commenced in April 2014, and a 12,600 NRSF lease at SV3, which commenced in May 2014. These five leases increased data center rental revenue by $3.9 million, which represents 48% of the total increase in data center rental revenue. The increase was partially offset by expiring leases that were not renewed, which resulted in a data center rental revenue churn rate of 7.6% during the twelve months ended June 30, 2014.

Power revenue increased $4.6 million during the six months ended June 30, 2014, compared to the 2013 period, as a result of the new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $3.0 million due primarily to an increase in the volume of cross connects from new and existing customers during the six months ended June 30, 2014, compared to the 2013 period.

Operating Expenses

Operating expenses during the six months ended June 30, 2014, and 2013, were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Property operating and maintenance	$34,823	$29,645	$5,178	17.5%
Real estate taxes and insurance	1,986	4,524	(2,538)	-56.1%
Depreciation and amortization	37,386	32,210	5,176	16.1%
Sales and marketing	7,335	7,725	(390)	-5.0%
General and adminstrative	14,437	13,180	1,257	9.5%
Rent	10,136	9,549	587	6.1%
Impairment of internal-use software	1,959	—	1,959	—
Transaction costs	13	254	(241)	-94.9%
Total operating expenses	$108,075	$97,087	$10,988	11.3%

Property operating and maintenance expense increased $5.2 million as a result of an increase in payroll and benefits expense due to an increase in facilities and operations personnel headcount associated with data center expansion. In addition, power expense increased due to the overall increase in occupancy from 80.5% as of June 30, 2013, to 85.4% as of June 30, 2014, and increase in customer power draw as a result of the commencement of 285,000 NRSF of new and expansion leases during the fifteen months ended June 30, 2014.

Real estate taxes and insurance decreased $2.5 million during the six months ended June 30, 2014, compared to the 2013 period, as a result of a true-up of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at IPO. The final tax assessments for two properties acquired at IPO became known in the second quarter 2014 and, therefore, the estimated real estate tax accruals were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in the expense. This decrease was partially offset by an increase in real estate taxes and insurance due to the completion of newly developed data centers, including NY2 and SV5, and an increase in the insured values of these properties.

Depreciation and amortization expense increased $5.2 million as a result of the placement into service of approximately 185,000 NRSF of new operating and pre-stabilized space since June 30, 2013.

General and administrative expense increased $1.3 million during the six months ended June 30, 2014, compared to the 2013 period. The increase was primarily a result of $0.7 million of additional internal-use software project planning costs, which are expensed as incurred, during the six month period ended June 30, 2014, compared to the 2013 period. In addition, we incurred an additional bad debt expense of $0.4 million during the six months ended June 30, 2014, compared to the 2013 period.

During the six months ended June 30, 2014, we recognized a $2.0 million impairment charge as a result of internal-use software previously under development that was discontinued during the period and will no longer be placed into service.

Interest Expense

The increase in interest expense was primarily a result of additional outstanding debt of $276.8 million as of June 30, 2014, compared to $132.0 million as of June 30, 2013, and less development projects during the six months ended June 30, 2014, compared to the 2013 period, leading to lower capitalized interest as a percentage of overall costs. A summary of interest expense for the six months ended June 30, 2014, and 2013, is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Interest expense and fees	$3,759	$2,257	$1,502	66.5%
Amortization of deferred financing costs	1,029	847	182	21.5%
Capitalized interest	(2,200)	(1,882)	(318)	16.9%
Total interest expense	2,588	1,222	1,366	111.8%
Percent capitalized	45.9%	60.6%		0.0%

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net cash provided by operating activities was $54.5 million for the six months ended June 30, 2014, compared to $45.9 million for the six months ended June 30, 2013. The increase in cash provided by operating activities of $8.6 million was due primarily to the growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties and an increase in prepaid rent, partially offset by an increase in operating expenses as a result of new and expansion leases that commenced and an increase of cash paid for interest.

Net cash used in investing activities decreased by $38.1 million to $55.4 million for the six months ended June 30, 2014, compared to $93.5 million for the six months ended June 30, 2013. This decrease was primarily a result of the acquisition of NY2 for $21.9 million and real estate improvements of $17.3 million primarily related to our SV5 property under construction during the six months ended June 30, 2013.

Net cash provided by financing activities was $6.7 million for the six months ended June 30, 2014, compared to $42.3 million for the six months ended June 30, 2013. The decrease in cash provided by financing activities of $35.6 million was primarily a result of $29.5 million less cash proceeds from debt instruments during the six months ended June 30, 2014, due to the financing of our acquisition of NY2 during the six months ended June 30, 2013. The decrease was partially offset by an increase of $9.1 million in dividends and distributions paid on our common stock and Operating Partnership units and dividends paid on preferred stock during the six months ended June 30, 2014.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our Common Operating Partnership units during the next twelve months. As of June 30, 2014, we had $11.1 million of cash and equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $115 million to $135 million of capital investment to expand our operating data center portfolio. Our anticipated development activity is comprised primarily of current projects under development and additional projects that may commence development in 2014 or the first half of 2015 depending on various market conditions.

We expect to meet our short-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. The Credit Agreement for our revolving credit facility contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $405.0 million to $500.0 million, under specified circumstances. The total amount available for borrowings under our revolving credit facility is subject to the lesser of the facility amount or the availability calculated on our unencumbered asset pool. As of June 30, 2014, $176.8 million of borrowings were outstanding and we have up to $220.9 million of borrowing capacity under our revolving credit facility.

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

Our long-term liquidity requirements primarily consist of the costs to fund additional phases of our current projects under development, including the Santa Clara Campus, the One Wilshire Campus, VA2 and NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our Common Operating Partnership units, scheduled debt maturities and capital improvements. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility or exercising our senior unsecured term loan accordion feature. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness, including interest rates and debt maturities as of June 30, 2014, and December 31, 2013, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2014	2013
Revolving credit facility	2.16% and 2.17% at June 30, 2014, and December 31, 2013, respectively	January 3, 2017	$176,750	$174,250
Senior unsecured term loan	3.23% at June 30, 2014	January 31, 2019	100,000	—
SV1 - Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	58,250
Total principal outstanding			$276,750	$232,500

As of June 30, 2014, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loan. For additional information with respect to our outstanding indebtedness as of June 30, 2014, and December 31, 2013, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$10,638	$7,879	$18,756	$14,074
Real estate depreciation and amortization	18,163	15,309	34,999	30,451
FFO	28,801	23,188	53,755	44,525
Preferred stock dividends	(2,085)	(2,085)	(4,169)	(4,169)
FFO attributable to common shares and units	$26,716	$21,103	$49,586	$40,356

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

We have made distributions every quarter since our IPO. During the three months ended June 30, 2014, we paid a dividend of $0.35 per common share and Operating Partnership Unit as of June 30, 2014. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2014, we had $276.8 million of consolidated indebtedness that bore variable interest based on one month LIBOR. As of June 30, 2014, we have an interest rate swap agreement in place to fix the interest rate on $100 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreements is $176.8 million of variable rate debt outstanding as of June 30, 2014.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.8 million per year.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORESITE REALTY CORPORATION

Date: July 24, 2014	By:	/s/ Jeffrey S. Finnin
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