Form 10-Q
period 2014-09-30
CoreSite Realty Corp
filed 2014-10-31
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares of common stock outstanding at October 29, 2014, was 21,711,368.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Investments in real estate:
Land	$79,929	$78,983
Building and building improvements	772,791	717,007
Leasehold improvements	102,267	95,218
	954,987	891,208
Less: Accumulated depreciation and amortization	(200,588)	(155,704)
Net investment in operating properties	754,399	735,504
Construction in progress	171,476	157,317
Net investments in real estate	925,875	892,821
Cash and cash equivalents	9,268	5,313
Accounts and other receivables, net of allowance for doubtful accounts of $436 and $159 as of September 30, 2014, and December 31, 2013, respectively	11,279	10,339
Lease intangibles, net of accumulated amortization of $14,100 and $17,646 as of September 30, 2014, and December 31, 2013, respectively	7,940	11,028
Goodwill	41,191	41,191
Other assets	67,145	55,802
Total assets	$1,062,698	$1,016,494

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$205,250	$174,250
Senior unsecured term loan	100,000	—
Mortgage loan payable	—	58,250
Accounts payable and accrued expenses	38,979	48,978
Accrued dividends and distributions	18,968	18,804
Deferred rent payable	9,196	9,646
Acquired below-market lease contracts, net of accumulated amortization of $4,456 and $4,361 as of September 30, 2014, and December 31, 2013, respectively	5,808	6,681
Prepaid rent and other liabilities	18,161	11,578
Total liabilities	396,362	328,187

Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of September 30, 2014, and December 31, 2013	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,721,807 and 21,387,152 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	212	209
Additional paid-in capital	272,771	267,465
Accumulated other comprehensive income	200	—
Distributions in excess of net income	(63,084)	(50,264)
Total stockholders’ equity	325,099	332,410
Noncontrolling interests	341,237	355,897
Total equity	666,336	688,307
Total liabilities and equity	$1,062,698	$1,016,494

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
Data center revenue:
Rental revenue	$38,315	$33,428	$110,152	$97,092
Power revenue	18,687	15,979	51,264	43,994
Interconnection revenue	9,169	7,441	25,819	21,066
Tenant reimbursement and other	2,328	1,873	6,711	5,432
Office, light industrial and other revenue	2,016	1,914	5,982	5,809
Total operating revenues	70,515	60,635	199,928	173,393
Operating expenses:
Property operating and maintenance	20,043	17,368	54,866	47,013
Real estate taxes and insurance	3,073	2,226	5,059	6,750
Depreciation and amortization	20,914	16,424	58,300	48,634
Sales and marketing	3,806	3,206	11,141	10,931
General and administrative	7,145	7,045	21,582	20,225
Rent	5,113	5,082	15,249	14,631
Impairment of internal-use software	—	—	1,959	—
Transaction costs	49	25	62	279
Total operating expenses	60,143	51,376	168,218	148,463
Operating income	10,372	9,259	31,710	24,930
Interest income	1	14	5	18
Interest expense	(1,361)	(708)	(3,949)	(1,930)
Income before income taxes	9,012	8,565	27,766	23,018
Income tax expense	(22)	(56)	(20)	(435)
Net income	$8,990	$8,509	$27,746	$22,583
Net income attributable to noncontrolling interests	3,759	3,524	11,730	8,962
Net income attributable to CoreSite Realty Corporation	$5,231	$4,985	$16,016	$13,621
Preferred stock dividends	(2,084)	(2,084)	(6,253)	(6,253)
Net income attributable to common shares	$3,147	$2,901	$9,763	$7,368
Net income per share attributable to common shares:
Basic	$0.15	$0.14	$0.46	$0.35
Diluted	$0.14	$0.14	$0.45	$0.34
Weighted average common shares outstanding
Basic	21,214,825	20,871,504	21,113,700	20,793,596
Diluted	21,708,759	21,479,971	21,679,931	21,465,710

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$8,990	$8,509	$27,746	$22,583
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	397	—	(357)	—
Reclassification of other comprehensive income to interest expense	340	—	795	—
Comprehensive income	9,727	8,509	28,184	22,583
Comprehensive income attributable to noncontrolling interests	4,160	3,524	11,968	8,962
Comprehensive income attributable to CoreSite Realty Corporation	$5,567	$4,985	$16,216	$13,621

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Income	Net Income	Equity	Interests	Equity
Balance at January 1, 2014	$115,000	21,387,152	$209	$267,465	$—	$(50,264)	$332,410	$355,897	$688,307
Issuance of stock awards, net of forfeitures	—	192,982	—	—	—	—	—	—	—
Exercise of stock options	—	141,673	1	144	—	—	145	—	145
Share-based compensation	—	—	2	5,162	—	—	5,164	—	5,164
Dividends declared on preferred stock	—	—	—	—	—	(6,253)	(6,253)	—	(6,253)
Dividends and distributions	—	—	—	—	—	(22,583)	(22,583)	(26,628)	(49,211)
Net income	—	—	—	—	—	16,016	16,016	11,730	27,746
Other comprehensive income	—	—	—	—	200	—	200	238	438
Balance at September 30, 2014	$115,000	21,721,807	$212	$272,771	$200	$(63,084)	$325,099	$341,237	$666,336

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,746	$22,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,300	48,634
Amortization of above/below market leases	(438)	(672)
Amortization of deferred financing costs	1,477	1,293
Share-based compensation	4,766	5,337
Bad debt expense	826	241
Changes in operating assets and liabilities:
Accounts receivable	(1,766)	(1,435)
Deferred rent receivable	(2,728)	(1,660)
Deferred leasing costs	(15,540)	(5,373)
Other assets	35	(2,713)
Accounts payable and accrued expenses	(4,264)	3,361
Prepaid rent and other liabilities	6,582	380
Deferred rent payable	(450)	5,250
Net cash provided by operating activities	74,546	75,226
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(5,040)	(5,214)
Real estate improvements	(82,118)	(117,964)
Acquisition of NY2	—	(21,889)
Net cash used in investing activities	(87,158)	(145,067)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,555	630
Offering costs	(24)	(27)
Proceeds from revolving credit facility	72,000	108,000
Payments on revolving credit facility	(41,000)	—
Proceeds from senior unsecured term loan	100,000	—
Repayments of mortgage loans payable	(58,250)	(1,125)
Payments of loan fees and costs	(1,000)	(2,621)
Payments to net settle equity awards	(1,410)	—
Dividends and distributions	(55,304)	(42,444)
Net cash provided by financing activities	16,567	62,413
Net change in cash and cash equivalents	3,955	(7,428)
Cash and cash equivalents, beginning of period	5,313	8,130
Cash and cash equivalents, end of period	$9,268	$702
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$2,958	$1,250
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$13,086	$32,291
Accrual of dividends and distributions	$18,968	$15,051

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and managing data centers. As of September 30, 2014, the Company owns a 45.6% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 54.4% interest in our Operating Partnership. See additional discussion in Note 8.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the expected results for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Intercompany balances and transactions have been eliminated.

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

Adjustments and Reclassifications

Office, light industrial and other revenue, included within the condensed consolidated statements of operations for the three and nine months ended September 30, 2013, and accrued dividends and distributions, included with the condensed consolidated balance sheet as December 31, 2013, have been reclassified to conform to the 2014 financial statement presentation. In addition, certain other immaterial amounts included in the condensed consolidated financial statements for 2013 have been reclassified to conform to the 2014 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.2 million and $1.1 million for the three months ended September 30, 2014, and 2013, respectively, and $3.4 million and $3.0 million for the nine months ended September 30, 2014, and 2013, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $16.8 million and $13.7 million for the three months ended September 30, 2014, and 2013, respectively, and $47.7 million and $38.9 million for the nine months ended September 30, 2014, and 2013, respectively.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three and nine months ended September 30, 2014, and 2013.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2014, and December 31, 2013, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three and nine months ended September 30, 2014, and 2013.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including leasing agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheet and consisted of the following, net of amortization, as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Internal sales commissions	$10,518	$7,530
Third party commissions	12,969	6,328
External legal counsel	335	301
	$23,822	$14,159

Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included as a component of interest expense.

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and nine months ended September 30, 2014, and 2013, no real estate impairment was recognized.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. For those derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 6.

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

During the three and nine months ended September 30, 2014, we recognized $0 and $2.0 million related to an impairment of internal use software, respectively, in the condensed consolidated statements of operations. The impairment is a result of internal-use software previously under development that was discontinued during the period and will not be placed into service. No impairment was recognized during the three and nine months ended September 30, 2013.

During the nine months ended September 30, 2014, we revised the remaining useful life of certain internal-use software from six years to one year. As of September 30, 2014, the remaining net book value of this internal-use software was $2.6 million and it will be fully amortized as of June 30, 2015.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. For the three months ended September 30, 2014, and 2013, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2014, and 2013, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.4 million and $0.7 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, or tenant reimbursements is considered by management to be uncollectible. At September 30, 2014, and December 31, 2013, the allowance for doubtful accounts totaled $0.4 million and $0.2 million, respectively.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At September 30, 2014, and December 31, 2013, the amount included in prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $2.3 million and $2.2 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2014, and December 31, 2013, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2010. Prior to their contribution to our Operating Partnership, our subsidiaries were treated as pass-through entities for tax purposes and 2010 also is the earliest year subject to examination with respect to our subsidiaries.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased at September 30, 2014 (in thousands):

			Buildings and	Leasehold	Construction
Property Name	Location	Land	Improvements	Improvements	in Progress	Total Cost
SV1	San Jose, CA	$6,863	$124,759	$—	$1,223	$132,845
SV2	Milpitas, CA	5,086	24,885	—	1,124	31,095
SV3	Santa Clara, CA	3,972	46,903	—	192	51,067
SV4	Santa Clara, CA	4,442	88,082	—	228	92,752
SV5	Santa Clara, CA	2,544	20,428	—	—	22,972
Santa Clara Campus(1)	Santa Clara, CA	8,173	8,221	—	13,661	30,055
BO1	Somerville, MA	6,100	79,136	—	2,500	87,736
NY1	New York, NY	—	—	33,216	313	33,529
NY2	Secaucus, NJ	1,158	43,638	—	65,657	110,453
VA1	Reston, VA	6,903	108,554	—	6,798	122,255
VA2	Reston, VA	—	—	—	74,931	74,931
DC1	Washington, DC	—	—	7,782	243	8,025
CH1	Chicago, IL	5,493	83,531	—	434	89,458
LA1	Los Angeles, CA	—	—	59,192	3,125	62,317
LA2	Los Angeles, CA	28,467	134,591	—	769	163,827
MI1	Miami, FL	728	10,063	—	86	10,877
DE1	Denver, CO	—	—	1,201	115	1,316
DE2	Denver, CO	—	—	876	77	953
Total		$79,929	$772,791	$102,267	$171,476	$1,126,463

(1)                   This campus includes office and light-industrial buildings and land held for development in Santa Clara, CA.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Deferred leasing costs	$23,822	$14,159
Deferred rent receivable	19,993	17,265
Corporate furniture, fixtures and equipment	7,930	7,346
Internal-use software	8,604	8,525
Deferred financing costs	2,841	3,312
Other	3,955	5,195
Total	$67,145	$55,802

5.           Debt

A summary of outstanding indebtedness as of September 30, 2014, and December 31, 2013, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2014	2013
Revolving credit facility	2.16% and 2.17% at September 30, 2014, and December 31, 2013, respectively	January 3, 2017	$205,250	$174,250
Senior unsecured term loan	3.23% at September 30, 2014	January 31, 2019	100,000	—
SV1 - Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	58,250
Total principal outstanding			$305,250	$232,500

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

Under the Credit Agreement, our Operating Partnership may elect to have borrowings bear interest at a rate per annum equal to (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to 175 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2014, the Operating Partnership’s leverage ratio was 17.5% and the interest rate was LIBOR plus 200 basis points.

The total amount available for borrowings under the Credit Agreement is subject to the lesser of the facility amount or the availability calculated based on our unencumbered asset pool. As of September 30, 2014, the borrowing capacity was $405 million. As of September 30, 2014, $205.3 million was borrowed and outstanding, $7.3 million was outstanding letters of credit and $192.4 million remained available for us to borrow under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of September 30, 2014, was 17.5%;

•                  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of September 30, 2014, was 0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.00, which, as of September 30, 2014, was 7.68% to 1.00; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of September 30, 2014, was 11.5%.

As of September 30, 2014, we were in compliance with all of the covenants under the Credit Agreement.

Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (the “Term Loan”). The Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The Term Loan ranks pari passu with our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of September 30, 2014, we were in compliance with the covenants under the Term Loan.

The borrowings under the Term Loan bear interest at a rate per annum equal to (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2014, the Operating Partnership’s leverage ratio was 17.5% and the interest rate was LIBOR plus 175 basis points.

On February 3, 2014, we entered into a $100 million interest rate swap agreement to hedge one-month LIBOR variable rate debt, which includes the Term Loan and, if the Term Loan is repaid prior to maturity, the revolving credit facility under the Credit Agreement. The interest rate swap has a five-year term and, at our current leverage ratio, effectively fixes the Term Loan interest rate at 3.23%. See additional discussion in Note 6.

On January 31, 2014, we repaid the SV1 Mortgage loan in its entirety using the proceeds from the Term Loan.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of September 30, 2014, when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2014	$—
2015	—
2016	—
2017	205,250
2018	—
2019	100,000
Total	$305,250

6.           Derivatives and Hedging Activities

On February 3, 2014, we entered into a $100 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on $100 million of one-month LIBOR variable rate debt. The interest rate swap was designated for hedge accounting. This interest rate swap is our only derivative outstanding as of September 30, 2014, and there were none outstanding as of December 31, 2013.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2014, the amount recorded in accumulated other comprehensive income was a gain of $0.4 million. The amount reclassified to interest expense on the condensed consolidated statements of operations was $0.3 million and none for the three months ended September 30, 2014, and 2013, respectively, and was $0.8 million and none for the nine months ended September 30, 2014, and 2013, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014, and 2013, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, we estimate that $1.2 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had a $0.4 million derivative asset recognized in other assets in our condensed consolidated balance sheet as of September 30, 2014.

7.           Stockholders’ Equity

We have paid the following dividends per share on our Series A Cumulative Preferred Stock and common shares during the nine months ended September 30, 2014:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Shares
March 6, 2014	March 31, 2014	April 15, 2014	$0.4531	(1)	$0.35
May 30, 2014	June 30, 2014	July 15, 2014	0.4531	(2)	0.35
August 29, 2014	September 30, 2014	October 15, 2014	0.4531	(3)	0.35
			$1.3593		$1.05

(1)  Dividend covers the period from January 15, 2014, to April 14, 2014.

(2)  Dividend covers the period from April 15, 2014, to July 14, 2014.

(3)  Dividend covers the period from July 15, 2014, to October 14, 2014.

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

The following table shows the ownership interests in the Operating Partnership as of September 30, 2014, and December 31, 2013:

	September 30, 2014		December 31, 2013
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	21,235,555	45.6%	20,896,685	45.2%
Noncontrolling interests	25,360,847	54.4%	25,360,847	54.8%
Total	46,596,402	100.0%	46,257,532	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent Common Operating Partnership unit to the Company. During the nine months ended September 30, 2014, the Company issued 338,870 shares of common stock related to employee compensation arrangements and therefore an equivalent number of Common Operating Partnership units were issued to the Company by the Operating Partnership.

Holders of Common Operating Partnership units of record as of September 30, 2014, will receive quarterly distributions of $0.35 per unit, which correlates to dividends paid on common shares.

The redemption value of the noncontrolling interests at September 30, 2014, was $833.6 million based on the closing price of the Company’s common stock of $32.87 on that date.

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

As of September 30, 2014, 3,550,688 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

The following table sets forth stock option activity under the 2010 Plan for the nine months ended September 30, 2014:

	Number of	Weighted
	Shares Subject	Average Exercise
	to Options	Price
Options outstanding, December 31, 2013	1,133,915	$19.89
Granted	—	—
Exercised	(259,605)	15.98
Forfeited	(64,148)	25.95
Expired	(3,947)	15.80
Options outstanding, September 30, 2014	806,215	$20.68

The following table sets forth the number of shares subject to options that are unvested as of September 30, 2014, and the fair value of these options at the grant date:

	Number of	Weighted
	Shares Subject	Average Fair
	to Options	Value at Grant
Unvested balance, December 31, 2013	635,739	$7.10
Granted	—	—
Forfeited	(64,148)	8.07
Vested	(284,257)	6.25
Unvested balance, September 30, 2014	287,334	$7.72

As of September 30, 2014, total unearned compensation on options was approximately $1.6 million, and the weighted-average vesting period was 1.5 years.

Restricted Awards and Units

During the nine months ended September 30, 2014, the Company granted 204,686 shares of restricted stock which had a value of $6.5 million on the grant date. Also during the nine months ended September 30, 2014, the Company issued 10,668 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted awards will be amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted awards and RSUs and the weighted average fair value of these awards at the date of grant:

		Weighted
	Restricted	Average Fair
	Awards	Value at Grant
Unvested balance, December 31, 2013	495,151	$25.08
Granted	215,354	31.56
Forfeited	(97,555)	27.28
Vested	(202,953)	22.80
Unvested balance, September 30, 2014	409,997	$29.08

As of September 30, 2014, total unearned compensation on restricted awards was approximately $9.5 million, and the weighted-average vesting period was 2.3 years.

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

The Company granted 91,335 PSAs equal to 150% of the target amount, with an aggregate value of $1.6 million on the grant date. The PSAs, in addition to a service condition, are subject to the Company’s performance versus the MSCI US REIT Index which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The PSAs have graded vesting terms and will be amortized on a straight-line basis over the vesting period. During the nine months ended September 30, 2014, 5,484 PSAs were forfeited. As of September 30, 2014, total unearned compensation on performance stock awards was approximately $1.2 million, and the weighted-average vesting period was 2.3 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common shares	$3,147	$2,901	$9,763	$7,368
Weighted average common shares outstanding - basic	21,214,825	20,871,504	21,113,700	20,793,596
Effect of potentially dilutive common shares:
Stock options	338,674	391,398	360,707	388,889
Unvested awards	155,260	217,069	205,524	283,225
Weighted average common shares outstanding - diluted	21,708,759	21,479,971	21,679,931	21,465,710
Net income per share attributable to common shares
Basic	$0.15	$0.14	$0.46	$0.35
Diluted	$0.14	$0.14	$0.45	$0.34

In the calculations above, we have excluded weighted-average potentially dilutive securities of 146,216 and 211,721 for the three months ended September 30, 2014, and 2013, respectively, and 187,404 and 166,732 for the nine months ended September 30, 2014, and 2013, respectively, as their effect would have been antidilutive.

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

The Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Operating Partnership and its counterparties. As of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolio. As a result, the Company classifies its derivative valuation in Level 2 of the fair value hierarchy.

The total balance of our revolving credit facility and senior unsecured term loan was $305.3 million as of September 30, 2014, with a fair value that approximated book value, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values are based on the Company’s assumptions of market interest rates and terms available incorporating the Company’s credit risk.

12.           Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. In addition, we enter into contracts for company-wide improvements that are ancillary to revenue generation. At September 30, 2014, we had open commitments related to these contracts of approximately $19.2 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At September 30, 2014, we had open commitments related to these contracts of approximately $12.4 million.

As part of our 2012 acquisition of Comfluent, a Denver, Colorado based data center operator, the former Comfluent owner was employed by us and was entitled to a payment based upon successfully renewing and increasing revenues from the customer base that existed at the date of acquisition. During the three months ended September 30, 2014, the payment calculation date was accelerated from January 1, 2015 to September 1, 2014 and we paid $9.3 million in full satisfaction of our payment obligation.

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

Our Portfolio

As of September 30, 2014, our property portfolio included 16 operating data center facilities and multiple development projects which collectively comprise over 2.7 million net rentable square feet of space (“NRSF”), of which approximately 1.5 million NRSF is existing data center space, including pre-stabilized NRSF. Pre-stabilized NRSF includes projects and facilities that recently have been developed and are in the initial lease-up phase until they become stabilized operating NRSF, defined as 85% occupied or in service for 24 months. The development projects include land and space available for development and construction of new facilities in the San Francisco Bay, Northern Virginia and New York areas. Our stabilized operating portfolio includes approximately 261,000 NRSF of space readily available for lease, of which 182,000 NRSF is available for lease as data center space. Including the space currently under construction at September 30, 2014, undeveloped space and land targeted for future development, we own land and buildings sufficient to develop approximately 0.9 million NRSF of data center space. We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. We intend to pursue development projects and expansion into new markets when we believe customer demand supports the additional supply in those markets. The following table provides an overview of our properties as of September 30, 2014:

	Stabilized Operating NRSF
				Office and Light-				Pre-Stabilized	Development
		Data Center(1)		Industrial(2)		Total		NRSF(5)	NRSF(6)	Total
	Annualized		Percent		Percent		Percent			Portfolio
Market/Facilities	Rent ($000)(3)	Total	Occupied(4)	Total	Occupied(4)	Total	Occupied(4)	Total	Total	NRSF
San Francisco Bay
SV1	$11,070	84,045	83.0%	206,255	79.4%	290,300	80.4%	—	—	290,300
SV2	7,251	76,676	78.7	—	—	76,676	78.7	—	—	76,676
Santa Clara Campus	26,609	237,316	95.4	71,308	91.7	308,624	94.6	14,857	173,240	496,721
San Francisco Bay Total	44,930	398,037	89.6	277,563	82.5	675,600	86.7	14,857	173,240	863,697
Los Angeles
One Wilshire Campus
LA1*	24,071	139,053	81.5	4,373	82.8	143,426	81.5	—	—	143,426
LA2	15,676	161,911	83.6	7,029	68.4	168,940	83.0	63,002	199,978	431,920
Los Angeles Total	39,747	300,964	82.6	11,402	73.9	312,366	82.3	63,002	199,978	575,346
Northern Virginia
VA1	24,482	201,719	80.4	61,050	80.6	262,769	80.5	—	—	262,769
VA2	—	—	—	—	—	—	—	—	198,000	198,000
DC1*	2,906	22,137	88.8	—	—	22,137	88.8	—	—	22,137
Northern Virginia Total	27,388	223,856	81.3	61,050	80.6	284,906	81.1	—	198,000	482,906
Boston
BO1	14,078	166,026	98.2	19,495	64.1	185,521	94.6	—	87,650	273,171
Chicago
CH1	11,730	158,167	86.2	4,946	65.8	163,113	85.5	20,240	—	183,353
New York
NY1*	5,501	48,404	73.3	209	100.0	48,613	73.5	—	—	48,613
NY2	24	—	—	7,281	16.5	7,281	16.5	52,692	195,086	255,059
New York Total	5,525	48,404	73.3	7,490	18.9	55,894	66.0	52,692	195,086	303,672
Miami
MI1	1,767	30,176	79.3	1,934	38.6	32,110	76.8	—	13,154	45,264
Denver
DE1*	733	4,144	100.0	—	—	4,144	100.0	—	—	4,144
DE2*	301	5,140	65.3	—	—	5,140	65.3	—	—	5,140
Denver Total	1,034	9,284	80.8	—	—	9,284	80.8	—	—	9,284
Total Facilities	$146,199	1,334,914	86.4%	383,880	79.4%	1,718,794	84.8%	150,791	867,108	2,736,693

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

(3)             Represents the monthly contractual rent on stabilized operating NRSF under existing commenced customer leases as of September 30, 2014, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our annualized rent was approximately $152.5 million as of September 30, 2014, which reflects the addition of $6.3 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(4)             Includes customer leases that have commenced and are occupied as of September 30, 2014. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF.  The percent occupied for data center space, office and light industrial space, and space in total would have been 88.9%, 79.7%, and 86.9%, respectively, if all leases signed in current and prior periods had commenced.

(5)             Represents pre-stabilized NRSF of projects/facilities which recently have been developed and are in the initial lease-up phase. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion. Annualized rent and percent occupied for pre-stabilized NRSF is $5.1 million and 35.1%, respectively, as of September 30, 2014. The percent occupied for total data center space including stabilized and pre-stabilized data center space was 81.2%

(6)             Represents vacant space and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities as of September 30, 2014. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. In addition to the amounts above, we may develop an additional 138,000 NRSF at the Santa Clara Campus and 100,000 NRSF at NY2 upon our receipt of the necessary entitlements.

The following table shows the September 30, 2014, “same store” operating statistics for space within each data center facility that was leased or available to be leased as of December 31, 2012, and excludes space for which development was completed and became available to be leased after December 31, 2012. The Company tracks same store space leased or available to be leased at the computer room level within each data center facility. For comparison purposes, the operating activity totals as of December 31, 2013, and 2012, for this space are provided at the bottom of this table.

	Same Store Property Portfolio (in NRSF)
				Office and Light-
		Data Center		Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,070	84,045	83.0%	206,255	79.4%	290,300	80.4%
SV2	7,251	76,676	78.7	—	—	76,676	78.7
Santa Clara Campus	21,541	118,955	90.9	71,308	91.7	190,263	91.2
San Francisco Bay Total	39,862	279,676	85.2	277,563	82.5	557,239	83.9
Los Angeles
One Wilshire Campus
LA1*	24,071	139,053	81.5	4,373	82.8	143,426	81.5
LA2	15,568	159,617	83.4	5,147	93.4	164,764	83.7
Los Angeles Total	39,639	298,670	82.5	9,520	88.6	308,190	82.7
Northern Virginia
VA1	24,482	201,719	80.4	61,050	80.6	262,769	80.5
DC1*	2,906	22,137	88.8	—	—	22,137	88.8
Northern Virginia Total	27,388	223,856	81.3	61,050	80.6	284,906	81.1
Boston
BO1	11,697	148,795	98.0	13,063	46.5	161,858	93.8

Chicago
CH1	11,730	158,167	86.2	4,946	65.8	163,113	85.5

New York
NY1*	5,488	48,404	73.3	—	—	48,404	73.3

Miami
MI1	1,767	30,176	79.3	1,934	38.6	32,110	76.8

Denver
DE1*	733	4,144	100.0	—	—	4,144	100.0
DE2*	301	5,140	65.3	—	—	5,140	65.3
Denver Total	1,034	9,284	80.8	—	—	9,284	80.8

Total Facilities at September 30, 2014(3)	$138,605	1,197,028	84.8%	368,076	80.6%	1,565,104	83.8%

Total Facilities at December 31, 2013	$129,622		80.4%		79.3%		80.2%

Total Facilities at December 31, 2012	$119,830		77.5%		79.1%		77.9%

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

(3)        The percent occupied for data center space, office and light industrial space, and space in total would have been 87.5%, 80.7%, 85.9% respectively, if all leases signed in current and prior periods had commenced.

Same store annualized rent increased to $138.6 million at September 30, 2014, compared to $130.0 million at December 31, 2013. The $9.0 million annualized rent increase is due primarily to a 4.5% increase in data center occupancy at VA1 resulting in a $2.7 million increase to annualized rent and a 12.0% increase in data center occupancy at SV4 resulting in a $1.2 million increase to annualized rent during the period of time from December 31, 2013, to September 30, 2014.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio as of September 30, 2014:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Los Angeles
One Wilshire Campus
LA2	—	199,978	199,978
San Francisco Bay
Santa Clara Campus(3)	—	173,240	173,240
Northern Virginia
VA2	50,000	148,000	198,000
Boston
BO1	15,149	72,501	87,650
New York
NY2(4)	—	195,086	195,086
Miami
MI1	—	13,154	13,154
Total Facilities	65,149	801,959	867,108

(1)         Reflects NRSF at a facility for which the initiation of substantial development activities to prepare the property for its intended use has commenced prior to September 30, 2014.

(2)         Reflects NRSF held for development at a facility which will require substantial development activities to prepare the property for its intended use. NRSF held for development is management’s estimate based on engineering drawings and required support space and is subject to change based on final demising of the space.

(3)         We may develop up to 382,240 NRSF at this campus. This includes 173,240 NRSF, set forth in the table above that has been entitled. In addition to this 173,240 NRSF, we have approximately 71,000 NRSF of office and light industrial space, which we may develop into data center space, and an additional 138,000 NRSF, which we may develop into data center space upon our receipt of the necessary entitlements.

(4)         We may develop up to 295,086 NRSF at NY2.  This includes the undeveloped existing shell building of 195,086 NRSF, set forth in the table above, and an additional 100,000 NRSF of data center space that we may develop upon our receipt of the necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the nine months ended September 30, 2014 (in thousands):

Nine Months Ended
September 30, 2014
Data center expansion	$65,165
Non-recurring investments	10,689
Tenant improvements	3,453
Recurring capital expenditures	4,175
Total capital expenditures	$83,482

During the nine months ended September 30, 2014, we incurred approximately $83.5 million of capital expenditures, of which approximately $65.2 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments.

During the nine months ended September 30, 2014, we incurred approximately $40.9 million of data center expansion capital expenditures on VA2, a 50,000 NRSF data center under development, and $5.1 million of capital expenditures to complete the development of two computer rooms at NY2, which increased pre-stabilized data center space at NY2 by 34,589 NRSF. During the nine months ended September 30, 2014, we also incurred an additional $19.2 million of capital expenditures to add capacity in new computer rooms at BO1, LA1, LA2, the Santa Clara campus and other properties.

During the nine months ended September 30, 2014, we incurred approximately $10.7 million in non-recurring investments of which $4.6 million is a result of internal IT system development and the remaining $6.1 million is a result of other non-recurring investments, such as remodel or upgrade projects and corporate office leasehold improvements.

During the nine months ended September 30, 2014, we incurred approximately $3.5 million in tenant improvements, of which $1.0 million relates to an office lease at our SV1 property.

During the nine months ended September 30, 2014, we incurred approximately $4.2 million of recurring capital expenditures within our portfolio for required equipment upgrades, that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 261,000 NRSF of available space in our portfolio, which excludes pre-stabilized leasable space, data center leases representing approximately 5.5% and 11.2% of the NRSF in our stabilized operating portfolio with annualized rental rates at lease expiration of $130 per NRSF and $165 per NRSF are scheduled to expire during the remainder of 2014 and the year ending December 31, 2015, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available and pre-stabilized space. Excluding pre-stabilized properties and space held for development, as of September 30, 2014, the occupancy rate of the stabilized data center properties in our portfolio was 86.4% of net rentable square feet compared to 80.6% as of September 30, 2013. During the three months ended September 30, 2014, new and expansion leases totaling approximately 45,000 NRSF commenced. The following table summarizes our leasing activity during the nine months ended September 30, 2014:

			Total
	Three Months	Number of	Leased	Rental	Rent
	Ended	Leases(1)	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	September 30, 2014	115	45,014	$135
	June 30, 2014	126	60,587	135
	March 31, 2014	119	28,125	134
New/expansion leases signed	September 30, 2014	118	54,123	141
	June 30, 2014	121	58,909	159
	March 31, 2014	131	39,783	129
Renewal leases commenced	September 30, 2014	123	55,262	219	10.6%
	June 30, 2014	77	41,890	167	8.1%
	March 31, 2014	74	22,291	159	9.4%

(1)         Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)         Total leased NRSF is determined based on contractually leased square feet for leases that have been signed or commenced on or before September 30, 2014. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)         Rental rates represent annual contractual rent per square foot adjusted for straight-line rents in accordance with GAAP.

(4)         Rent growth represents the increase in GAAP rental rates on renewed leases commencing during the period, as compared with the previous GAAP rental rates for the same space.

Results of Operations

Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2014, and 2013. A summary of our operating results for the three months ended September 30, 2014, and 2013, is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Operating revenue	$70,515	$60,635	$9,880	16.3%
Operating expense	60,143	51,376	8,767	17.1%
Operating income	10,372	9,259	1,113	12.0%
Interest expense	1,361	708	653	92.2%
Net income	8,990	8,509	481	5.7%

Operating Revenues

Operating revenues during the three months ended September 30, 2014, and 2013, were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Data center revenue:
Rental revenue	$38,315	$33,428	$4,887	14.6%
Power revenue	18,687	15,979	2,708	16.9%
Interconnection revenue	9,169	7,441	1,728	23.2%
Tenant reimbursement and other	2,328	1,873	455	24.3%
Total data center revenue	68,499	58,721	9,778	16.7%
Office, light industrial and other revenue	2,016	1,914	102	5.3%
Total operating revenues	$70,515	$60,635	$9,880	16.3%

The increase in operating revenues was due primarily to a $4.9 million increase in data center rental revenue during the three months ended September 30, 2014, compared to the 2013 period. The increase in data center rental revenue is due primarily to the commencement of 250,000 NRSF of new and expansion leases during the twelve months ended September 30, 2014, resulting in an increase in stabilized operating occupancy percentage from 80.4% as of September 30, 2013, to 84.8% as of September 30, 2014. Commenced leases that contributed to the increase in rental revenue include a 101,721 NRSF built-to-suit lease at SV5, which commenced in November 2013, a 7,711 NRSF lease at SV4, which commenced in September 2013, a 5,694 NRSF lease at CH1, which commenced in April 2014, and a 12,600 NRSF lease at SV3, which commenced in May 2014. These four leases increased data center rental revenue by $1.8 million, which represents 37% of the total increase in data center rental revenue. The increase was partially offset by expiring leases that were not renewed, which resulted in a data center rental revenue churn rate of 6.1% or $8.1 million of annualized rent during the twelve months ended September 30, 2014.

Power revenue increased $2.7 million during the three months ended September 30, 2014, compared to the 2013 period, as a result of new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $1.7 million due primarily to an increase in the volume of cross connects from new and existing customers during the three months ended September 30, 2014, compared to the 2013 period.

Operating Expenses

Operating expenses during the three months ended September 30, 2014, and 2013, were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Property operating and maintenance	$20,043	$17,368	$2,675	15.4%
Real estate taxes and insurance	3,073	2,226	847	38.1%
Depreciation and amortization	20,914	16,424	4,490	27.3%
Sales and marketing	3,806	3,206	600	18.7%
General and adminstrative	7,145	7,045	100	1.4%
Rent	5,113	5,082	31	0.6%
Impairment of internal-use software	—	—	—	—
Transaction costs	49	25	24	96.0%
Total operating expenses	$60,143	$51,376	$8,767	17.1%

Property operating and maintenance expense increased $2.7 million as a result of an increase in payroll and benefits expense due to an increase in facilities personnel headcount associated with data center expansion. In addition, power expense increased due to an overall increase in occupancy and customer power draw as a result of the commencement of 250,000 NRSF of new and expansion leases during the twelve months ended September 30, 2014.

Real estate taxes and insurance increased $0.8 million during the three months ended September 30, 2014, compared to the 2013 period, due to increases in assessed property values and a decrease in capitalized real estate taxes and insurance as a result of the decrease in projects under construction. Insurance premiums increased as a result of the completion of newly developed data centers, including NY2 and SV5, and an increase in the insured values of these properties. We capitalize real estate taxes and insurance costs that are identifiable to data center projects under construction.

Depreciation and amortization expense increased $4.5 million as a result of the placement into service of approximately 201,000 NRSF of new operating and pre-stabilized space since September 30, 2013. In addition, subsequent to September 30, 2013, we placed into service internal-use software that resulted in an additional $0.9 million of deprecation for the three months ended September 30, 2014.

Interest Expense

The increase in interest expense was primarily a result of additional outstanding debt of $305.3 million as of September 30, 2014, compared to $166.6 million of outstanding debt as of September 30, 2013, and less development projects during the nine months ended September 30, 2014, compared to the 2013 period, leading to lower capitalized interest as a percentage of total interest costs. A summary of interest expense for the three months ended September 30, 2014, and 2013, is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Interest expense and fees	$2,105	$1,402	$703	50.1%
Amortization of deferred financing costs	448	445	3	0.7%
Capitalized interest	(1,192)	(1,139)	(53)	4.7%
Total interest expense	1,361	708	653	92.2%
Percent capitalized	46.7%	61.7%

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The discussion below relates to our financial condition and results of operations for the nine months ended September 30, 2014, and 2013. A summary of our operating results for the nine months ended September 30, 2014, and 2013, is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Operating revenue	$199,928	$173,393	$26,535	15.3%
Operating expense	168,218	148,463	19,755	13.3%
Operating income	31,710	24,930	6,780	27.2%
Interest expense	3,949	1,930	2,019	104.6%
Net income	27,746	22,583	5,163	22.9%

Operating Revenues

Operating revenues during the nine months ended September 30, 2014, and 2013, were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Data center revenue:
Rental revenue	$110,152	$97,092	$13,060	13.5%
Power revenue	51,264	43,994	7,270	16.5%
Interconnection revenue	25,819	21,066	4,753	22.6%
Tenant reimbursement and other	6,711	5,432	1,279	23.5%
Total data center revenue	193,946	167,584	26,362	15.7%
Office, light industrial and other revenue	5,982	5,809	173	3.0%
Total operating revenues	$199,928	$173,393	$26,535	15.3%

The increase in operating revenues was due primarily to a $13.1 million increase in data center rental revenue during the nine months ended September 30, 2014, compared to the 2013 period. The increase in data center rental revenue is due primarily to the commencement of 330,000 NRSF of new and expansion leases during the eighteen months ended September 30, 2014. Commenced leases that contributed to the increase in rental revenue include a 101,721 NRSF built-to-suit lease at SV5, which commenced in November 2013, a 7,711 NRSF lease at SV4, which commenced in September 2013, a 23,663 NRSF lease at BO1, which commenced in April 2013, a 5,694 NRSF lease at CH1, which commenced in April 2014, and a 12,600 NRSF lease at SV3, which commenced in May 2014. These five leases increased data center rental revenue by $5.5 million, which represents 42% of the total increase in data center rental revenue. The increase was partially offset by expiring leases that were not renewed, which resulted in a data center rental revenue churn rate of 6.1% during the twelve months ended September 30, 2014.

Power revenue increased $7.3 million during the nine months ended September 30, 2014, compared to the 2013 period, as a result of the new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $4.8 million due primarily to an increase in the volume of cross connects from new and existing customers during the nine months ended September 30, 2014, compared to the 2013 period.

Operating Expenses

Operating expenses during the nine months ended September 30, 2014, and 2013, were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Property operating and maintenance	$54,866	$47,013	$7,853	16.7%
Real estate taxes and insurance	5,059	6,750	(1,691)	-25.1%
Depreciation and amortization	58,300	48,634	9,666	19.9%
Sales and marketing	11,141	10,931	210	1.9%
General and adminstrative	21,582	20,225	1,357	6.7%
Rent	15,249	14,631	618	4.2%
Impairment of internal-use software	1,959	—	1,959	—
Transaction costs	62	279	(217)	-77.8%
Total operating expenses	$168,218	$148,463	$19,755	13.3%

Property operating and maintenance expense increased $7.9 million as a result of an increase in payroll and benefits expense due to an increase in facilities and operations personnel headcount associated with data center expansion. In addition, power expense increased due to the overall increase in occupancy from 80.4% as of September 30, 2013, to 84.8% as of September 30, 2014, and increase in customer power draw as a result of the commencement of 330,000 NRSF of new and expansion leases during the eighteen months ended September 30, 2014.

Real estate taxes and insurance decreased $1.7 million during the nine months ended September 30, 2014, compared to the 2013 period, as a result of a true-up of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at IPO. The final tax assessments for two properties acquired at IPO became known in the second quarter 2014 and, therefore, the estimated real estate tax accruals were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in the expense. This decrease was partially offset by an increase in real estate taxes and insurance due to increases in assessed property values and a decrease in capitalized real estate taxes and insurance as a result of the decrease in projects under construction. Insurance premiums increased as a result of the completion of newly developed data centers, including NY2 and SV5, and an increase in the insured values of these properties. We capitalize real estate taxes and insurance costs that are identifiable to data center projects under construction.

Depreciation and amortization expense increased $9.7 million as a result of the placement into service of approximately 201,000 NRSF of new operating and pre-stabilized space since September 30, 2013.

General and administrative expense increased $1.4 million during the nine months ended September 30, 2014, compared to the 2013 period. The increase was primarily a result of $0.9 million of additional internal-use software project planning costs, which are expensed as incurred, during the nine month period ended September 30, 2014, compared to the 2013 period. In addition, we incurred an additional bad debt expense of $0.6 million during the nine months ended September 30, 2014, compared to the 2013 period. These increases were partially offset by a decrease in other administrative costs.

During the nine months ended September 30, 2014, we recognized a $2.0 million impairment charge as a result of internal-use software previously under development that was discontinued during the period and will no longer be placed into service.

Interest Expense

The increase in interest expense was primarily a result of additional outstanding debt of $305.3 million as of September 30, 2014, compared to $166.6 million of outstanding debt as of September 30, 2013, and less development projects during the nine months ended September 30, 2014, compared to the 2013 period, leading to lower capitalized interest as a percentage of total interest costs. A summary of interest expense for the nine months ended September 30, 2014, and 2013, is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Interest expense and fees	$5,865	$3,659	$2,206	60.3%
Amortization of deferred financing costs	1,477	1,293	184	14.2%
Capitalized interest	(3,393)	(3,022)	(371)	12.3%
Total interest expense	3,949	1,930	2,019	104.6%
Percent capitalized	46.2%	61.0%

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net cash provided by operating activities was $74.5 million for the nine months ended September 30, 2014, compared to $75.2 million for the nine months ended September 30, 2013. The decrease in cash provided by operating activities of $0.7 million was due primarily to the $9.3 million payment to the former Comfluent owner for successfully renewing and increasing revenues from the customer base that existed at the date for acquisition. The decrease was partially offset by the growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties and an increase in prepaid rent and other liabilities.

Net cash used in investing activities decreased by $57.9 million to $87.2 million for the nine months ended September 30, 2014, compared to $145.1 million for the nine months ended September 30, 2013. This decrease was primarily a result of the acquisition of NY2 for $21.9 million and a reduction in cash expended on real estate improvements of $35.8 million primarily related to our SV5 and NY2 properties which were under construction during the nine months ended September 30, 2013.

Net cash provided by financing activities was $16.6 million for the nine months ended September 30, 2014, compared to $62.4 million for the nine months ended September 30, 2013. The decrease in cash provided by financing activities of $45.8 million was primarily a result of $36.0 million less net cash proceeds from debt instruments during the nine months ended September 30, 2014, due to the financing of our acquisition of NY2 and development activities during the nine months ended September 30, 2013. The decrease was partially offset by an increase of $12.9 million in dividends and distributions paid on our common stock and Operating Partnership units and dividends paid on preferred stock during the nine months ended September 30, 2014.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our Common Operating Partnership units during the next twelve months. As of September 30, 2014, we had $9.3 million of cash and equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $105 million to $125 million of capital investment to expand our operating data center portfolio. Our anticipated development activity is comprised primarily of current projects under development, including 50,000 NRSF at VA2 and 15,149 NRSF at BO1, and additional projects, including 1,734 NRSF at DE1, 12,606 NRSF at CH1, 50,000 NRSF at VA2 and 50,000 NRSF at NY2, that may commence development in 2014 and 2015 depending on various market conditions.

We expect to meet our short-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. The Credit Agreement for our revolving credit facility contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $405.0 million to $500.0 million, under specified circumstances. The total amount available for borrowings under our revolving credit facility is subject to the lesser of the facility amount or the availability calculated on our unencumbered asset pool. As of September 30, 2014, $205.3 million of borrowings were outstanding and we have up to $192.4 million of remaining borrowing capacity under our revolving credit facility.

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

Our long-term liquidity requirements primarily consist of the costs to fund additional phases of our current projects under development, including the Santa Clara Campus, the One Wilshire Campus, VA2, BO1, CH1 and NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our Common Operating Partnership units, scheduled debt maturities and capital improvements. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility or exercising our senior unsecured term loan accordion feature. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness, including interest rates and debt maturities as of September 30, 2014, and December 31, 2013, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2014	2013
Revolving credit facility	2.16% and 2.17% at September 30, 2014, and December 31, 2013, respectively	January 3, 2017	$205,250	$174,250
Senior unsecured term loan	3.23% at September 30, 2014	January 31, 2019	100,000	—
SV1 - Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	58,250
Total principal outstanding			$305,250	$232,500

As of September 30, 2014, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loan. For additional information with respect to our outstanding indebtedness as of September 30, 2014, and December 31, 2013, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$8,990	$8,509	$27,746	$22,583
Real estate depreciation and amortization	18,988	15,443	53,987	45,894
FFO	27,978	23,952	81,733	68,477
Preferred stock dividends	(2,084)	(2,084)	(6,253)	(6,253)
FFO attributable to common shares and units	$25,894	$21,868	$75,480	$62,224

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

We have made distributions every quarter since our IPO. During the three months ended September 30, 2014, we paid a dividend of $0.35 per common share and Operating Partnership Unit as of September 30, 2014. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of September 30, 2014, we had $305.3 million of consolidated indebtedness that bore variable interest based on one month LIBOR. As of September 30, 2014, we have an interest rate swap agreement in place to fix the interest rate on $100 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreements is $205.3 million of variable rate debt outstanding as of September 30, 2014.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $2.1 million per year.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORESITE REALTY CORPORATION

Date: October 31, 2014	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock. (2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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