Form 10-K
period 2014-12-31
CoreSite Realty Corp
filed 2015-02-13
CIK 1490892

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of common equity held by non-affiliates of the registrant was approximately $538.0 million as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant's common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 11, 2015, there were 21,766,106 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2014, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this "Annual Report"), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), namely Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

        In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "pro forma" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a Real Estate Investment Trust ("REIT"); (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

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

        When we use the terms "we," "us," "our," the "Company," "CoreSite" and "our company" in this Annual Report, we are referring to CoreSite Realty Corporation, a Maryland corporation, together with our consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which we are the sole general partner and which we refer to as "our Operating Partnership."

 PART I

ITEM 1.    BUSINESS

The Company

        We deliver secure, reliable, high-performance data center solutions across eight key North American markets. We connect, protect and optimize performance-sensitive data, applications and computing workloads for more than 800 of the world's leading enterprises, network operators, cloud providers and supporting service providers. We completed our initial public offering of common stock on September 23, 2010 ("IPO"). We operate as a real estate investment trust ("REIT") for federal income tax purposes and conduct certain activities through our taxable REIT subsidiaries.

Our Business

        We are a fully integrated, self-administered, and self-managed REIT. Through our controlling interest in CoreSite, L.P., a Delaware limited partnership, our "Operating Partnership," we are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the New York, Northern Virginia (including Washington D.C.) and San Francisco Bay areas, Los Angeles, Chicago, Boston, Miami and Denver.

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

        The first data center in our portfolio was purchased in 2000 by certain real estate funds (the "Funds") affiliated with The Carlyle Group, our Predecessor, and since then we have continued to acquire, develop and operate these types of data center facilities. Our properties are self-managed, including with respect to construction project management in connection with our development initiatives. As of December 31, 2014, our property portfolio included 16 operating data center facilities, multiple development projects and space and land held for development, which collectively comprise over 2.7 million net rentable square feet ("NRSF"), of which approximately 1.5 million NRSF is existing data center space, 0.9 million is data center space available for development on entitled land and in existing facilities and 0.3 million is office and light-industrial space.

2014 and Recent Developments

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

        On February 3, 2014, we entered into a $100 million interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flow relating to interest payments on $100 million of one-month LIBOR variable rate debt, which includes the senior unsecured term loan or the revolving credit facility. The interest rate swap has a five-year term and at CoreSite's current leverage ratio, effectively fixes the senior unsecured term loan interest rate at 3.23%.

        During the first quarter of 2014, we completed development of two computer rooms at our newly developed NY2 data center, comprised of 34,589 NRSF. Including these two computer rooms and one computer room developed in 2013, we have 52,692 NRSF of data center space operating at NY2 that is 51.9% occupied as of December 31, 2014.

        The first two computer rooms at our newly developed VA2 data center, which comprised 44,036 NRSF were substantially complete as of December 31, 2014. Both computer rooms are 100% pre-leased to a single customer as of December 31, 2014, and the customer's lease commences on April 1, 2015.

Our Competitive Strengths

        We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the demand for data center space and interconnection services, and thereby grow our cash flow.

        Reliable, Secure, and Compliant.    We help businesses protect mission-critical data, performance sensitive applications and IT infrastructure by delivering secure and reliable data center solutions. Our data centers feature advanced efficient power and cooling infrastructure to support our customer's IT infrastructure with additional power capacity to support continued growth. We provide twenty-four-hours-a-day, seven-days-a-week security guard monitoring with customizable security features. We also provide the infrastructure and physical security required to support many of our customers' compliance needs.

        High Performance.    We offer cloud-enabled, network-rich data center campuses with over 15,000 interconnections across our portfolio and direct access to over 275 carriers and ISPs, over 250 leading cloud and IT service providers and inter-site connectivity. Our offerings include the CoreSite Open Cloud Exchange, the CoreSite Open Internet Exchange Hub and the Any2 Internet Exchange. We believe that the diverse network connectivity options at many of our data centers provide us with a competitive advantage because network-dense facilities offering high levels of connectivity typically take many years to establish. Many providers in our data center facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers, while enterprises, can reduce their total cost of operations by directly connecting to service providers in the same data center in a cost effective manner.

        Scalable.    Across 16 operating data centers in eight key North American markets, we lease space to enterprises through multiple sub-verticals such as financial, healthcare, educational institutions, government agencies, manufacturing, and professional services. We believe our ability to be both flexible and scalable is a key differentiator. We offer many space, power, and interconnection options that allow customers to select products and services that meet their needs. We believe we have a compelling combination of presence in most of the top data center markets in the U.S. with the ability to meet customers' growing capacity requirements within those markets.

        At December 31, 2014, our data center facilities have approximately 257,000 NRSF of unoccupied space. We have the ability to expand our data center square footage by approximately 908,000 NRSF, or 62%, through the development of approximately 170,000 NRSF space under construction as of December 31, 2014, and approximately 738,000 NRSF at multiple facilities that is available for future development based on market supply and demand.

        Best-in-Class Customer Experience.    We believe our approximately 350 professionals deliver best-in-class service by placing customer needs first in supporting the planning, implementation and operating requirements of customers. We provide dedicated implementation resources to ensure a seamless onboarding process for customers. Our leasing and sales professionals can develop complex data center solutions for the most demanding customer requirements and our experienced and committed operations and facility personnel are available for extensive management support.

        Facilities in Key Markets.    Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets and we expect to continue benefitting from this concentration as customers seek new, high-quality data center space and interconnections within our markets, which are many of the key North American network, financial, cloud and commercial hubs. Our data centers are located in the New York, Northern Virginia (including Washington D.C.) and San Francisco Bay areas, Los Angeles, Chicago, Boston, Miami and Denver. These locations offer access to the power required to effectively run the facilities. Many of our facilities are also situated in close proximity to a concentration of key businesses and corporations, driving demand for our data center space and interconnection services.

        Diversified Customer Base.    We have a diverse, global customer base, which we believe is a reflection of our strong reputation and proven track record, as well as our customers' trust in our ability to house their mission-critical applications and vital communications technology. Our diverse customer base spans many industries across eight North America markets. In addition to geographic markets, we group our customers into the following five verticals:

  •
  Enterprise:

  •
  Digital Content and Multimedia

  •
  Systems Integrators and Managed Services Providers ("SI & MSP")

  •
  Other (financial, healthcare, educational institutions, government agencies, manufacturing and professional services)

  •
  Cloud and IT Service Providers

  •
  Networks and Mobility: domestic and international telecommunications carriers, ISPs (Internet Service Providers) and CDNs (Content Delivery Networks)

Business and Growth Strategies

        Our business objective is to continue growing our position as a provider of strategically located data center space in North America. Key components of our strategy include the following:

        Increase Cash Flow of In-Place Data Center Space.    We actively manage and lease our properties to increase cash flow by:

  •
  Leasing of Available Space.  We have the ability to increase both our revenue and our revenue per square foot by leasing additional space, power and interconnection services to new and existing data center customers. As of December 31, 2014, substantially all of our data center facilities had space and power available to offer our customers the ability to increase their square footage under lease as well as the amount of power they use per square foot. Our existing data center facilities have approximately 257,000 NRSF of space currently unoccupied. We believe this space, together with available power, enables us to generate incremental revenue within our existing data center footprint.

  •
  Increasing Interconnection in our Facilities.  As more customers locate in our facilities, it benefits their business partners and customers to colocate with CoreSite in order to gain the full economic and performance benefits of our interconnection services. We believe this ecosystem of customers continues to drive new and existing customer growth, and in turn, increases the volume of interconnection services and the amount of value-add power services such as breakered AC and DC primary and redundant power.

        Capitalize on Embedded Expansion Opportunities.    We plan to grow by developing new secure high-performance data center space. Our development opportunities include ground-up construction on vacant parcels of land that we currently own and leveraging existing in-place infrastructure and entitlements in currently operating properties or campuses. In many cases, we are able to strategically deploy capital by developing space in incremental phases to meet customer demand. Including the space currently under construction at December 31, 2014, vacant space and land targeted for future development, we own land and buildings sufficient to develop approximately 908,000 NRSF of data center space.

        The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of December 31, 2014:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
Los Angeles
One Wilshire Campus
LA2	—	199,978	199,978
San Francisco Bay
Santa Clara Campus(3)	—	210,000	210,000
Northern Virginia
VA2	92,173	96,274	188,447
Boston
BO1	15,149	72,501	87,650
Chicago
CH1	11,704	—	11,704
New York
NY2(4)	49,050	146,036	195,086
Miami
MI1	—	13,154	13,154
Denver
DE1	1,734	—	1,734

Total Facilities	169,810	737,943	907,753

(1)
Represents NRSF for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management's estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(2)
Represents incremental data center capacity currently vacant in existing facilities and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities.

(3)
We may develop up to 382,000 NRSF at this campus. This includes 210,000 NRSF set forth in the table above that has been entitled. In addition to this 210,000 NRSF, we have 34,000 NRSF of office and light industrial space that we may develop into data center space, and an additional 138,000 NRSF that we may develop into data center space upon our receipt of the necessary entitlements.

(4)
We may develop up to 295,086 NRSF at NY2. This includes the undeveloped existing shell building of 195,086 NRSF set forth in the table above and an additional 100,000 NRSF of data center space that we may develop upon our receipt of the necessary entitlements.

        Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets.    We evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development, which requires significant capital expenditures. We also intend to continue to implement the "hub-and-spoke strategy" that we have deployed in our four largest markets, namely the Los Angeles, New York, San Francisco Bay and Northern Virginia areas. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our "hub-and-spoke strategy," we typically rely on third-party providers of network connectivity to establish highly reliable network connectivity within and between facilities.

        Leverage Existing Customer Relationships and Reach New Customers.    Our strong customer and industry relationships, combined with our national footprint and sales force, afford us insight into the size, timing and location of customers' planned growth. We historically have been successful in leveraging this market visibility to expand our footprint and customer base in existing and new markets. We intend to continue to strengthen and expand our relationships with existing customers and to further grow and diversify our customer base by targeting growing customers and segments, such as domestic and international telecommunications carriers, content and media entertainment providers, cloud providers and other enterprise customers, including financial, health care, educational institutions and government agencies.

Our Portfolio

        As of December 31, 2014, our property portfolio included 16 operating data center facilities and multiple development projects which collectively comprise over 2.7 million NRSF, of which approximately 1.5 million NRSF is existing data center space. The 0.9 million NRSF of development projects includes entitled land and space available for development and construction of new facilities. We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our properties as of December 31, 2014:

	Data Center Operating NRSF(1)
									Total NRSF
		Stabilized		Pre-Stabilized(2)		Total		Development NRSF(3)
	Annualized Rent ($000)(4)		Percent Occupied(5)		Percent Occupied(5)		Percent Occupied(5)		Total Portfolio
Market/Facilities		Total		Total		Total		Total
Los Angeles
One Wilshire Campus
LA1*	$25,007	139,053	82.2	—	—	139,053	82.2	—	139,053
LA2	18,296	161,911	84.0	63,002	34.9	224,913	70.2	199,978	424,891

Los Angeles Total	43,303	300,964	83.1	63,002	34.9	363,966	74.8	199,978	563,944
San Francisco Bay
SV1	6,731	84,045	83.5	—	—	84,045	83.5	—	84,045
SV2	8,142	76,676	88.2	—	—	76,676	88.2	—	76,676
Santa Clara Campus	27,128	237,316	96.3	14,857	37.1	252,173	92.8	210,000	462,173

San Francisco Bay Total	42,001	398,037	92.1	14,857	37.1	412,894	90.1	210,000	622,894
Northern Virginia									—
VA1	23,589	201,719	81.4	—	—	201,719	81.4	—	201,719
VA2	—	—	—	—	—	—	—	188,447	188,447
DC1*	3,023	22,137	88.8	—	—	22,137	88.8	—	22,137

Northern Virginia Total	26,612	223,856	82.1	—	—	223,856	82.1	188,447	412,303
Boston
BO1	13,791	166,026	98.2	—	—	166,026	98.2	87,650	253,676
Chicago
CH1	12,857	146,463	87.3	20,240	28.1	166,703	80.1	11,704	178,407
New York
NY1*	5,475	48,404	68.7	—	—	48,404	68.7	—	48,404
NY2	2,561	—	—	52,692	51.9	52,692	51.9	195,086	247,778

New York Total	8,036	48,404	68.7	52,692	51.9	101,096	59.9	195,086	296,182
Miami
MI1	1,807	30,176	81.2	—	—	30,176	81.2	13,154	43,330
Denver
DE1*	994	4,144	100.0	—	—	4,144	100.0	1,734	5,878
DE2*	306	5,140	65.3	—	—	5,140	65.3	—	5,140

Denver Total	1,300	9,284	80.8	—	—	9,284	80.8	1,734	11,018

Total Facilities	$149,707	1,323,210	87.4%	150,791	40.1%	1,474,001	82.6%	907,753	2,381,754

Office and Light-Industrial(6)	6,939	347,120	77.5	—	—	347,120	77.5	—	347,120

Total Portfolio	$156,646	1,670,330	85.3%	150,791	40.1%	1,821,121	81.6%	907,753	2,728,874

*
Indicates properties in which we hold a leasehold interest.

(1)
Represents the NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor to account for a customer's proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties.

(2)
Pre-stabilized NRSF represents projects/facilities which recently have been developed and are in the initial lease-up phase. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

(3)
Represents incremental data center capacity currently vacant in existing facilities and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management's estimate of engineering drawings and required support space and is subject to change based on final demising of space. In addition to the amounts above, we may develop an additional 138,000 NRSF at the Santa Clara Campus and 100,000 NRSF at NY2 upon receipt of the necessary entitlements.

(4)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2014, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $161.8 million as of December 31, 2014, which reflects the addition of $5.2 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(5)
Includes customer leases that have commenced and are occupied as of December 31, 2014. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of December 31, 2014. The percent occupied for data center stabilized space would have been 89.7%, rather than 87.4%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including data center stabilized space, pre-stabilized space and office and light-industrial space, would have been 84.4%, rather than 81.6%, if all leases signed in current and prior periods had commenced.

(6)
Represents space that is currently occupied or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial uses.

        The following table shows the December 31, 2014, Same Store operating statistics for space within each data center facility that was leased or available to be leased as of December 31, 2012, and excludes space for which development was completed and became available to be leased after December 31, 2012. We track same store space leased or available to be leased at the computer room level within each data center facility. For comparison purposes, the operating activity totals as of December 31, 2013, and 2012, for this space are provided at the bottom of this table.

	Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
Market/Facilities	Annualized Rent ($000)(1)	Total	Percent Occupied(2)	Total	Percent Occupied(2)	Total	Percent Occupied(2)
Los Angeles
One Wilshire Campus
LA1	$25,153	139,053	82.2	4,373	82.8	143,426	82.2%
LA2	16,249	159,617	83.7	5,147	97.3	164,764	84.2

Los Angeles Total	41,402	298,670	83.0	9,520	90.7	308,190	83.3
San Francisco Bay
SV1	11,457	84,045	83.5%	206,255	79.4%	290,300	80.6
SV2	8,142	76,676	88.2	—	—	76,676	88.2
Santa Clara Campus	21,631	118,955	92.7	34,548	82.8	153,503	90.5

San Francisco Bay Total	41,230	279,676	88.7	240,803	79.9	520,479	84.6
Northern Virginia
VA1	24,630	201,719	81.4	61,050	80.7	262,769	81.2
DC1*	3,023	22,137	88.8	—	—	22,137	88.8

Northern Virginia Total	27,653	223,856	82.1	61,050	80.7	284,906	81.8
Boston
BO1	11,670	148,795	98.0	13,063	42.7	161,858	93.5
Chicago
CH1	12,246	146,463	87.3	4,946	65.8	151,409	86.6
New York
NY1*	5,475	48,404	68.7	—	—	48,404	68.7
Miami
MI1	1,827	30,176	81.2	1,934	57.1	32,110	79.7
Denver
DE1*	994	4,144	100.0	—	—	4,144	100.0
DE2*	306	5,140	65.3	—	—	5,140	65.3

Denver Total	1,300	9,284	80.8	—	—	9,284	80.8

Total Facilities at December 31, 2014(3)	$142,803	1,185,324	86.0%	331,316	78.5%	1,516,640	84.3%

Total Facilities at December 31, 2013	$129,387		80.2%		79.3%		80.0%

Total Facilities at December 31, 2012	$119,602		77.2%		79.1%		77.7%

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

(3)
The percent occupied for data center space, office and light-industrial space, and total space would have been 88.5%, 79.1% and 86.5% respectively, if all leases signed in current and prior periods had commenced.

        Same store annualized rent increased to $142.8 million at December 31, 2014, compared to $129.4 million at December 31, 2013. The $13.4 million annualized rent increase is due primarily to a 5.8% increase in data center same store occupancy resulting in a $3.2 million increase to annualized rent in the Northern Virginia area, a $4.0 million increase to annualized rent in the San Francisco Bay Area and a $2.9 million increase to annualized rent in the Los Angeles area.

Capital Expenditures

        The following table sets forth information regarding capital expenditures during the year ended December 31, 2014 (in thousands):

Year Ended December 31, 2014
Data center expansion	$84,312
Non-recurring investments	12,527
Tenant improvements	4,512
Recurring capital expenditures	4,429

Total capital expenditures	$105,780

        During the year ended December 31, 2014, we incurred approximately $105.8 million of capital expenditures, of which approximately $84.3 million related to new data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments.

        Of the $84.3 million of capital expenditures related to new data center expansion activities, we incurred approximately $61.1 million on our two largest development projects, NY2 and VA2. During the year ended December 31, 2014, we placed into service 34,589 NRSF at NY2. We also incurred an additional $23.2 million of capital expenditures to add capacity in new computer rooms at BO1, the Santa Clara Campus and other properties during the year ended December 31, 2014.

        During the year ended December 31, 2014, we incurred approximately $12.5 million in non-recurring investments of which $4.4 million is a result of internal IT system development and the remaining $8.1 million is a result of other non-recurring investments, such as remodel or upgrade projects and corporate office leasehold improvements.

        We also incurred approximately $4.5 million in tenant improvements, of which $0.9 million relates to an office lease at our SV1 property.

        We incurred approximately $4.4 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Customer Diversification

        The following table sets forth information regarding the ten largest customers in our portfolio based on total portfolio annualized rent as of December 31, 2014:

	Industry	CoreSite Vertical	Number of Locations	Total Occupied NRSF(1)	Percentage of Total Operating NRSF(2)	Annualized Rent ($000)(3)	Percentage of Total Annualized Rent(4)	Weighted Average Remaining Lease Term in Months(5)
1	Technology	Enterprise: Digital Content	4	41,811	2.3%	$10,692	6.8%	22
2	Technology	Cloud	8	142,687	7.8	10,089	6.4	55
3	Technology	Enterprise: SI & MSP	3	53,014	2.9	6,758	4.3	32
4	Technology	Enterprise: Digital Content	10	65,687	3.6	5,932	3.8	10
5	Government*	Enterprise: Other	1	130,960	7.2	3,906	2.5	84
6	Technology	Cloud	1	28,923	1.6	3,884	2.5	46
7	Financial(6)	Enterprise: Other	2	12,188	0.7	3,130	2.0	116
8	Technology	Enterprise: SI & MSP	1	6,417	0.4	2,646	1.7	25
9	Managed Services	Enterprise: SI & MSP	1	23,663	1.3	2,381	1.5	99
10	Government	Enterprise: Other	2	16,769	0.9	2,373	1.6	54

	Total/Weighted Average			522,119	28.7%	$51,791	33.1%	46

*
Denotes customer using space for general office purposes.

(1)
Total occupied NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2014. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)
Represents the customer's total occupied square feet divided by the total operating NRSF in the portfolio (both data center and office and light-industrial) which, as of December 31, 2014, consisted of 1,821,121 NRSF.

(3)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2014, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(4)
Represents the customer's total annualized rent divided by the total portfolio annualized rent in the portfolio as of December 31, 2014, which was approximately $156.6 million.

(5)
Weighted average based on percentage of total portfolio annualized rent expiring calculated as of December 31, 2014.

(6)
Customer's lease term includes auto renewal provisions at the end of years 4 and 6 which the customer may opt out of by paying a termination fee of $0.4 million and $0.3 million, respectively.

Lease Expirations

        The following table sets forth a summary schedule of the expirations for leases in place as of December 31, 2014, plus unoccupied space for each of the five full calendar years beginning January 1, 2015, at the properties in our portfolio (excluding space held for development or under construction).

The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring(1)	Total Operating NRSF of Expiring Leases	Percentage of Total Operating NRSF	Annualized Rent ($000)(2)	Percentage of Total Annualized Rent	Annualized Rent Per Leased NRSF	Annualized Rent at Expiration ($000)(3)	Annualized Rent Per Leased NRSF at Expiration(4)
Unoccupied colocation	—	256,753	14.1	$—	—	$—	$—	$—
Unoccupied office and light-industrial		78,226	4.3
2015	599	231,820	12.7	35,858	22.9	154.68	37,042	159.79
2016	382	223,197	12.3	32,537	20.8	145.78	35,253	157.95
2017	334	219,839	12.1	37,466	23.9	170.42	41,159	187.22
2018	82	172,418	9.5	18,405	11.7	106.75	21,511	124.76
2019	70	142,020	7.8	9,982	6.4	70.29	16,132	113.59
2020—Thereafter	36	227,954	12.5	15,459	9.9	67.82	22,846	100.22
Office and light-industrial(5)	94	268,894	14.7	6,939	4.4	25.81	6,945	25.83

Portfolio Total / Weighted Average	1,597	1,821,121	100.0%	$156,646	100.0%	$105.40	$180,888	$121.72

(1)
Includes leases that upon expiration will automatically be renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2014, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(3)
Represents the final monthly contractual rent under existing customer leases as of December 31, 2014, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue.

(4)
Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(5)
Of the occupied office and light industrial leases, 41,325 NRSF, 60,225 NRSF, 8,649 NRSF, 4,207 NRSF, 4,698 NRSF and 149,790 NRSF are scheduled to expire in 2015, 2016, 2017, 2018, 2019 and 2020 and thereafter, respectively, which accounts for (in thousands) $745, $1,401, $219, $119, $143 and $4,312 of annualized rent scheduled to expire during each respective period.

Lease Distribution

        The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for development or under construction) under lease as of December 31, 2014:

NRSF Under Lease(1)	Number of Leases(2)	Percentage of All Leases	Total Operating NRSF of Leases	Percentage of Total Operating NRSF	Annualized Rent ($000)(3)	Percentage of Total Annualized Rent
Unoccupied colocation	—	—%	256,753	14.1%	$—	—%
Unoccupied office and light-industrial	—	—	78,226	4.3	—	—
Colocation NRSF:
5,000 or less	1,449	90.8	489,774	26.8	79,557	50.8
5,001 - 10,000	24	1.5	163,274	9.0	22,429	14.3
10,001 - 25,000	15	0.9	204,975	11.3	29,872	19.1
Greater than 25,000	2	0.1	63,545	3.5	7,600	4.9
Powered shell	13	0.8	295,680	16.3	10,249	6.5
Office and light-industrial	94	5.9	268,894	14.7	6,939	4.4

Portfolio Total	1,597	100.0%	1,821,121	100.0%	$156,646	100.0%

(1)
Represents all leases in our portfolio, including data center and office and light-industrial leases.

(2)
Includes leases that upon expiration will automatically be renewed, primarily on a month-to-month basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(3)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2014, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

Competition

        We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including AT&T Inc., CenturyLink Inc., Savvis, Inc., a CenturyLink company, CyrusOne, Inc., Digital Realty Trust, Inc., DuPont Fabros Technology, Inc., Equinix, Inc., Internap Network Services Corporation, Quality Technology Services, RagingWire Data Center, SABEY Corporation, Telx Group Inc., Verizon / Terremark Worldwide, Inc., ViaWest Inc. and Zayo Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, a greater number of established, interconnection and network-dense, data centers, and access to less expensive power, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers' leases expire.

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

        As a provider of high-performance data centers, we compete for high-value network carrier and cloud and IT service provider deployments within our data centers. These high-value deployments attract other customers to the data center, and, therefore, are in high demand among us and our competitors.

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

Employees

        As of December 31, 2014, we had 354 full-time and part-time employees, of which 183 employees are salaried with the remainder paid on an hourly basis. None of our employees is a member of a labor union and we believe that our relations with employees are good.

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

        General economic conditions and the cost and availability of capital may be adversely affected in some or all of the markets in which we own properties and conduct our operations. Instability in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants', financial condition and results of operations.

        In addition, our access to funds under our revolving credit facility and other lines of credit we may enter into depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

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

        Our portfolio of properties consists of data centers geographically concentrated in Los Angeles, the San Francisco Bay and Northern Virginia areas (including Washington D.C.), Boston, Chicago, the New York areas, Miami and Denver. These markets comprised 28.9%, 28.0%, 17.8%, 9.2%, 8.6%, 5.4%, 1.2%, and 0.9%, respectively, of our annualized data center rent as of December 31, 2014. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

        During the year ended December 31, 2014, the sale price of our common stock on the New York Stock Exchange ("NYSE") has ranged from $29.26 to $39.98 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications and real estate stocks in general, may affect the market price of our common stock.

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

        We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including cost and availability of power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2014, data center leases representing 22.9%, 20.8% and 23.9% of our total portfolio annualized rent will expire during 2015, 2016, and 2017, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re-lease data center space for which leases are scheduled to expire at or above current lease rates, our business and results of operations could be materially adversely affected.

We may be vulnerable to security breaches and cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

        A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information and the personal information of our customers and cause interruptions or malfunctions in our or our customers' operations. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

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

        We periodically review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market prices of similar properties, a significant adverse change in the extent or manner in which the property is being used or expected to be used based on the underwriting at the time of acquisition, or a change in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment's use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Recording an impairment loss would result in an immediate negative adjustment to net income. The evaluation of estimated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and the market price of our stock.

Our properties depend upon the demand for technology-related real estate.

        Our portfolio of properties consists primarily of technology-related real estate and data center facilities in particular. A decrease in the demand for data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today's devices, could also reduce demand for the physical data center space and infrastructure we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. The development of new technologies, the adoption of new industry standards or other factors could render many of our customers' current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, existing initiatives relating to the formation of Internet exchange alternatives could have a negative effect on the demand for and pricing of the subset of our interconnection income relating to Internet exchanges.

Our products and services have a long sales cycle that may harm our revenues and operating results.

        A customer's decision to license space in one of our data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our data centers until they are confident that the data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that ultimately does not result in revenue.

        An economic downturn may further impact this long sales cycle by making it extremely difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending or delay decision-making on our products and services, which would delay and lengthen our sales cycle.

        Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our financial forecasts for a given quarter and cause volatility in our stock price.

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

Our properties are not suitable for use other than as data centers, which could make it difficult to sell or reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.

        Our data centers are designed solely to house and run computer servers and related information technology equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.

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

  •
  General economic and financial market conditions;

  •
  the market's perception of our growth potential;

  •
  our then current debt levels;

  •
  our historical and expected future earnings, cash flow and cash distributions; and

  •
  the market price per share of our capital stock.

        In addition, our ability to access additional capital may be limited by the terms of our existing indebtedness, which restricts our incurrence of additional indebtedness. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at maturity, which could have a material adverse effect on our business.

We are currently making significant investments in our back office information technology systems. Any difficulties or disruptions to these efforts may interrupt our normal operations, resulting in an adverse effect to our business, results of operations, financial condition or cash flows.

        Beginning in 2012 and continuing through 2014, we have invested in a significant project to overhaul our back office information technology systems that support the customer experience from initial quote to customer billing through to accounting and financial reporting. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and impact our overall financial operations, including our accounts payable, accounts receivable, general ledger, close processes, internal financial controls, and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may recognize additional impairment charges if we decide that portions of these information technology system projects will not ultimately benefit the Company or are de-scoped. Any such difficulty, impairment or disruption may adversely affect our business, including our ability to compete for customers, attract and retain employees, and drive efficiencies and economies of scale, results of operations, financial condition or cash flows.

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

If we are unable to recruit or retain qualified personnel, our business could be harmed.

        We must continue to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales, marketing, finance and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our Company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain personnel, including, but not limited to, members of our executive team, could harm our business and our ability to grow our Company.

Our expenses may not decrease if our revenue decreases.

        Most of the expenses associated with our business, such as debt service payments, real estate, personal property and ad valorem taxes, insurance, utilities, employee wages and benefits and corporate expenses are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue from our business. Our expenses also will be affected by inflationary increases and certain of our costs may exceed the rate of inflation in any given period. As a result, we may not be able to fully offset our costs by higher lease rates, which could have a material adverse effect on our operations and financial performance.

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

        Enabling connectivity within and between our data centers requires construction and operation of a sophisticated redundant fiber network. The construction required to connect our data centers is complex and may involve factors outside of our control, including the availability of construction resources. If highly reliable network connectivity within and between certain of our data centers is not established, is materially delayed, is discontinued or fails, our reputation could be harmed, which could have a material adverse effect on our ability to attract new customers or retain existing ones.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all.

        The markets for the data centers that we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and changing customer demands. Our ability to deliver technologically sophisticated power and cooling is a significant factor in our customers' decisions to lease space in our data centers. Our data center infrastructure may become obsolete due to the development of new systems that deliver power to, or eliminate heat from, the servers and other customer equipment that we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new technology that requires levels of power and cooling that our facilities are not designed to provide. Our power and cooling systems are also difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems would have a material adverse effect on our business. In addition, evolving customer demand could require services or infrastructure improvements that we do not provide or that would be difficult or expensive for us to provide in our current data centers, and we may be unable to adequately adapt our properties or acquire new properties that can compete successfully. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.

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

        We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our operating revenue. Our top ten customers accounted for an aggregate of approximately 33.1% of our total portfolio annualized rent as of December 31, 2014. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a significant customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

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

        We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. Since our properties have access to a finite amount of power, it may be inadequate to support our customer requirements and we may be unable to satisfy our obligations to our customers. As current and future customers increase their power usage in our facilities over time, the remaining available power for future customers could limit our ability to grow our business and increase occupancy rates or network density within our existing facilities. At certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our leases. Any such material loss of customers or material liability could adversely affect our results of operations.

        In addition, our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. While we attempt to limit exposure to power shortages by using backup generators and batteries, power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. In the past, a limited number of our customers have experienced temporary losses of power and/or cooling. Pursuant to the terms of some of our customer leases, continuous or chronic power or cooling outages may give certain of our tenants the right to terminate their leases or cause us to incur financial obligations in connection with a power or cooling loss. In addition, any loss of services or equipment damage could reduce the confidence of our customers in our services thereby impairing our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our operating results, and harm our reputation.

        Furthermore, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Other utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change including efforts to regulate carbon emissions and increase supply from more expensive renewable energy sources. In any of these cases, increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.

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

  •
  we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or diversion of our management's attention from our core business activities;

  •
  acquired properties may be subject to tax reassessments, which may result in higher than expected real estate tax payments;

  •
  we may not be able to access sufficient power on favorable terms or at all; and

  •
  market conditions may result in higher than expected vacancy rates and lower than expected rental rates.

        In the past we have acquired properties that did not perform to our expectations and there can be no assurance that this will not happen again. If we are unable to successfully acquire, develop and operate data center properties, our ability to grow our business, compete and meet market expectations will be significantly impaired, which would have a material adverse effect on the price of our common stock.

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

        As of December 31, 2014, we had the ability to expand our operating data center square footage by approximately 908,000 NRSF, or 62%, as set forth in our development table in Item 1. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to or in close proximity to our existing data centers, we may be limited by the size and location of suitable properties.

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

        These and other risks could result in delays or increased costs or prevent the completion of our development projects, any of which could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our common stock and our ability to satisfy our debt service obligations or pay dividends.

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

        We do not own the buildings for five of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

Property	NRSF	Current Lease Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,613	Apr. 2023	2 × 5 years	FMR(1)
LA1	157,778	July 2022	3 × 5 years	103% of previous monthly base rent
DC1	22,137	May 2016	3 × 5 years	Greater of 103% of previous monthly base rent or 95% of FMR(1)
DE1	5,878	Oct. 2019	1 × 5 years	103% of previous monthly base rent
DE2	5,140	Dec. 2024	N/A

(1)
FMR represents "fair market rent" as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.

        When the primary terms of our leases expire, we generally have the right to extend the terms of our leases as indicated above. For two of these leases, the rent will be determined based on the fair market value of rental rates for the property and the then prevailing rental rates may be higher than rental rates under the applicable lease. To maintain the operating profitability associated with our present cost structure, we must increase operating revenues within existing data centers to offset any potential increase in lease payments at the end of the original and renewal terms. Failure to increase operating revenues to sufficiently offset these projected higher lease costs would adversely impact our operating income. At the end of our renewal options, we would have to renegotiate our lease terms with the landlord.

        If we are not able to renew the lease at any of our data centers, the costs of relocating the equipment in such data centers and developing a new location into a high-quality data center could be prohibitive. In addition, we could lose customers due to the disruptions in their operations caused by the relocation. We could also lose those customers that choose our data centers based primarily on their locations.

Our level of indebtedness and debt service obligations could have adverse effects on our business.

        As of December 31, 2014, we had total indebtedness of approximately $318.5 million and the ability to borrow up to an additional $179.2 million under our revolving credit facility, subject to satisfying certain financial and covenant tests. While there are limits in our revolving credit facility and senior unsecured term loan on the amount of debt that we may incur, and additional limits on our indebtedness may be imposed by future agreements or by a policy adopted by our Board of Directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

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

  •
  make it more difficult for us to satisfy our financial obligations, including borrowings under our revolving credit facility;

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

  •
  incur additional debt or issue additional preferred stock, including use of our existing capacity under our revolving credit facility;

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

Fluctuations in interest rates could materially affect our financial results

        Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2014, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.2 million per year. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

Because we depend on the development and growth of a balanced customer base, including key customers, failure to attract, grow and retain this base of customers could harm our business and operating results.

        Our ability to maximize operating revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud and IT service providers, digital content and multimedia providers, systems integrators and managed services providers and networks. We consider certain of these customers to be key in that they draw in other customers. The more balanced the customer base within each data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall operating revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including the presence of multiple network carriers, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the data center's operating reliability and security and our ability to effectively market and sell our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our data centers it may be disruptive to our business. Finally, the uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

        We have agreed with each of the Funds or their affiliates that have directly or indirectly contributed their interests in the properties in our portfolio to our Operating Partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor's tax liabilities, based on an assumed tax rate, with respect to built-in gains generated from the initial contribution. Any such loan would be repayable out of the after tax-proceeds (based on an assumed tax rate) of any distribution from the Operating Partnership to, or any sale of common Operating Partnership units (or common stock issued by us in exchange for such units) by, the recipient of such loan, and would be non-recourse to the borrower other than with respect to such proceeds. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the Operating Partnership units that were issued to them in connection with the contribution of these properties.

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

        If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2014, we had no material tenants in bankruptcy. Our revenue and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms.

We are exposed to potential risks from errors in our financial reporting systems and controls, including the potential for material misstatements in our consolidated financial statements.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal control over financial reporting. We performed our evaluation as of December 31, 2014, and concluded internal control over financial reporting is operating effectively. Although we believe our internal control over financial reporting is operating effectively, in the course of our internal audit program we have identified certain areas for ongoing improvement and we are in the process of evaluating and designing enhanced business processes and internal controls to address such areas, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified audit reports in the future, especially as our business continues to grow and evolve and as we acquire other businesses.

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

We may incur significant costs complying with other regulations.

        Our properties are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. If one of our properties is not in compliance with these various regulations, we may be required to pay fines or private damage awards. We do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

We may be subject to securities class action and other litigation, which may harm our business and operating results.

        We may be subject to securities class action or other litigation from time to time. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management's attention from other business concerns, which could seriously harm our business, results of operations, financial condition or cash flows.

        We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such current or future proceedings. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management's attention and resources that are needed to successfully run our business.

We may be adversely affected by regulations related to climate change.

        Climate change regulation is a rapidly developing area. New laws relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions all could negatively affect our business operations, results of operations and cash flow. Other countries have enacted climate change laws and regulations and the United States has been involved in discussions regarding international climate change treaties. The U.S. Environmental Protection Agency, or EPA, and some of the states and localities in which we operate, have also enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Our data centers consume significant amounts of power. These laws and regulations could limit our ability to develop new facilities or result in substantial compliance costs, retrofit costs and construction costs, including capital expenditures for environmental control facilities and other new equipment. We could also face a negative impact on our reputation with the public if we violate climate change laws or regulations.

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

        As of December 31, 2014, the Funds or their affiliates had an aggregate beneficial common ownership interest in our Operating Partnership of approximately 54.2% which, if exchanged for our common stock, would represent approximately 53.7% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to initially nominate two of the seven directors to our Board of Directors. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our Company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

        We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our Board of Directors and, in the case of the control share provisions of the MGCL, by a provision in our bylaws. However, our Board of Directors may elect to opt into these provisions, if approved by our stockholders by the affirmative vote of a majority of votes cast and with the consent of the Funds or their affiliates, provided that the consent of the Funds will not be required unless, in the case of the control share provisions, such provisions would apply to the Funds and their affiliates or in either case at such time they own less than 10% of our outstanding common stock (assuming all common Operating Partnership units are exchanged into common stock).

        Additionally, the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.

The Company's rights and the rights of its stockholders to take action against its directors and officers are limited.

        According to Maryland law, our Board of Directors have no liability in their capacities as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the Company's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, the Company's charter limits the liability of its directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

        Additionally, the charter authorizes the Company to obligate itself, and the bylaws require it, to indemnify the Company's directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law and we have entered into indemnification agreements with the Company's officers and directors. As a result, the Company and its stockholders may have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of the Company's directors or officers impede the performance of the Company, a stockholders' ability to recover damages from that director or officer will be limited.

Preferred stock is senior to our common stock upon liquidation and for the purpose of distributions and may cause the market price of our common stock to decline.

        In December 2012, we sold 4.6 million shares of 7.25% Series A Cumulative Redeemable Preferred Stock in an underwritten public offering. Upon liquidation, holders of our shares of preferred stock will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or common Operating Partnership units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such properties. Such issuances could result in dilution of stockholders' equity. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

The conversion rights of preferred stock holders may be detrimental to holders of our common stock.

        The holders of our preferred stock may convert their shares into a defined number of the Company's common stock upon the occurrence of specified changes in control. The conversion of series A preferred stock for our common stock would dilute stockholder and unitholder ownership, and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

        In order to maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our net taxable income annually to our stockholders. In any period our net taxable income may be greater than our cash flow from operations, requiring us to fund such distributions from other sources, including borrowed funds, even if the market conditions are not favorable for these borrowings. In addition, we may become party to debt agreements that include cash management or similar provisions, pursuant to which revenues generated by properties subject to such indebtedness are immediately, or upon the occurrence of certain events, swept into an account for the benefit of the lenders under such debt agreements, which revenues would typically only become available to us after the funding of reserve accounts for, among other things, debt service, taxes, insurance and leasing commissions. In any event, if our properties do not generate sufficient distributable cash flow to satisfy our REIT distribution obligations, we may be required to fund distributions from working capital, borrowings under our revolving credit facility, the sale of assets or debt or equity financing, some or all of which may not be available or may not be available on favorable market conditions. As a result, any failure to generate cash greater than our REIT distribution obligation could have a material adverse effect on the price of our common stock.

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

        The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect CoreSite Realty Corporation's stockholders, Operating Partnership unit holders and/or us. We cannot predict how changes in the tax laws might affect our investors and/or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

        Notwithstanding our status as a REIT, we will be subject to certain federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute and we will incur a 100% excise tax on transactions with our TRS entities that are not conducted on an arm's length basis. Moreover, our TRS entities are taxable as a regular C corporation and will pay federal, state and local income tax on their net taxable income at the applicable corporate rates.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "COR" since September 23, 2010. As of February 11, 2015, we had six holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

	Price Range
			Dividends Declared
	High	Low
2014:
Fourth Quarter	$39.98	$32.24	$0.42
Third Quarter	$36.47	$32.03	$0.35
Second Quarter	$34.08	$29.75	$0.35
First Quarter	$33.74	$29.26	$0.35
2013:
Fourth Quarter	$34.82	$27.51	$0.35
Third Quarter	$36.00	$29.92	$0.27
Second Quarter	$38.57	$28.84	$0.27
First Quarter	$35.38	$28.11	$0.27

Distributions and Dividends

        In order to comply with the REIT requirements of the Code, we generally are required to make annual distributions to our shareholders of at least 90% of our net taxable income. Our common stock distribution policy is to distribute as dividends a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and that allows us to maximize the cash retained for meeting other cash needs, such as capital improvements and other investment activities.

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

Performance Graph

        The following line graph sets forth, for the period from September 23, 2010 (our first day of trading on the NYSE), through December 31, 2014, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index ("RMS"). The graph assumes that $100 was invested on September 23, 2010, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
September 23, 2010	$100	$100	$100
December 31, 2010	$86	$112	$109
December 31, 2011	$116	$115	$119
December 31, 2012	$186	$133	$140
December 31, 2013	$225	$176	$143
December 31, 2014	$285	$200	$187

Sales of Unregistered Equity Securities

        None.

Repurchases of Equity Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        On September 28, 2010, we closed our IPO and completed the acquisition of our Predecessor and other data centers properties and buildings leasing office and light-industrial space under common arrangement. As such, the financial condition and results of operations for the entities acquired by our Predecessor in connection with the IPO and related formation transactions are only included in the condensed consolidated financial statements since the date of the transactions. Prior to September 28, 2010, the date of these transactions, the condensed consolidated financial statements include only the activities and capital structure of our Predecessor.

	The Company					Historical Predecessor
					For the period September 28, 2010, through December 31, 2010	For the period January 1, 2010, through September 27, 2010
	Year ended December 31,
(in thousands except share and per share data)	2014	2013	2012	2011
Statement of Operations Data
Operating revenues	$272,420	$234,833	$206,934	$172,846	$38,352	$35,557
Operating expenses	228,233	200,163	189,891	179,936	47,049	35,524

Operating income (loss)	44,187	34,670	17,043	(7,090)	(8,697)	33
Gain on land disposal	1,208	—	—	—	—	—
Interest expense	(5,311)	(2,689)	(5,236)	(5,275)	(2,325)	(1,590)
Net income (loss)	40,052	31,612	10,716	(10,779)	(10,722)	(1,555)
Net income (loss) attributable to noncontrolling interests	17,287	12,771	5,668	(6,168)	(7,371)	—

Net income (loss) attributable to CoreSite Realty Corporation	$22,765	$18,841	$5,048	$(4,611)	$(3,351)	$(1,555)

Preferred stock dividends	(8,338)	(8,338)	(440)	—	—	—

Net income (loss) attributable to common shares	$14,427	$10,503	$4,608	$(4,611)	$(3,351)	$(1,555)

Earnings Per Share
Net income (loss) per share attributable to common shares
Basic	$0.68	$0.50	$0.22	$(0.24)	$(0.17)
Diluted	0.66	0.49	0.22	(0.24)	(0.17)
Dividends declared per common share	1.47	1.16	0.81	0.57	0.13
Balance Sheet Data
Net investments in real estate	$930,570	$892,821	$724,075	$677,553	$591,179
Total assets	1,075,425	1,016,494	845,332	808,226	833,026
Outstanding indebtedness	318,500	232,500	59,750	121,864	124,873
Funds from Operations ("FFO")
Net income (loss)	$40,052	$31,612	$10,716	$(10,779)	$(10,722)	$(1,555)
Real estate depreciation and amortization	73,955	62,040	61,700	67,673	18,936	11,748
Gain on land disposal	(1,208)	—	—	—	—	—

FFO	112,799	93,652	72,416	56,894	8,214	10,193
Preferred stock dividends	(8,338)	(8,338)	(440)	—	—	—

FFO attributable to common shares and units	$104,461	$85,314	$71,976	$56,894	$8,214	$10,193

        We consider funds from operations ("FFO"), a non-GAAP measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared during the period.

        Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

        We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements." You should also review the "Risk Factors" in Item 1A. of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

Overview

        We are engaged in the business of ownership, acquisition, construction and management of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the New York, Northern Virginia and San Francisco Bay areas, Los Angeles, Chicago, Boston, Miami and Denver.

        We deliver secure, reliable, high-performance data center solutions across eight key North American markets. We connect, protect and deliver a reliable performance environment and continued operation of mission-critical data and information technology infrastructure for more than 800 of the world's leading enterprises, network operators, cloud providers, and supporting service providers.

        Our focus is to bring together a strong network and cloud community to support the needs of enterprises, and create a highly diverse customer ecosystem. Our growth strategy includes i) increase cash flow of in-place data center space, ii) capitalize on embedded expansion opportunities, iii) selectively pursue acquisition and development opportunities in new and existing markets and iv) leverage existing customer relationships and reach new customers. We believe our strategies will enable us to maximize sustainable long-term growth in earnings and funds from operations and maximize dividend and distribution and financial returns to our stockholders and our partnership's unit holders.

Factors which May Influence our Results of Operations

        Market and economic conditions.    We are impacted by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macro-economic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.

        Operating revenue.    The amount of operating revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. Excluding space held for development, as of December 31, 2014, the occupancy rate of the data center properties in our portfolio, stabilized and pre-stabilized, was 82.6% of NRSF compared to 77.4% as of December 31, 2013. During the twelve months ended December 31, 2014, new and expansion leases totaling approximately 167,735 NRSF commenced. The following table summarizes our leasing activity during the year ended December 31, 2014:

	Leasing Acitivty Period	Number of Leases(1)	Total Leased NRSF(2)	Rental Rates(3)	Rent Growth(4)
New/expansion leases commenced	Year ended December 31, 2014	466	167,735	$137
	Three months ended December 31, 2014	106	34,009	$145
	The months ended September 30, 2014	115	45,014	135
	Three months ended June 30, 2014	126	60,587	135
	Three months ended March 31, 2014	119	28,125	134
New/expansion leases signed	Year ended December 31, 2014	466	244,477	$136
	Three months ended December 31, 2014	96	91,662	121
	The months ended September 30, 2014	118	54,123	141
	Three months ended June 30, 2014	121	58,909	159
	Three months ended March 31, 2014	131	39,783	129
Renewal leases signed	Year ended December 31, 2014	352	163,306	$180	8.6%
	Three months ended December 31, 2014	78	43,863	153	5.2%
	The months ended September 30, 2014	123	55,262	219	10.6%
	Three months ended June 30, 2014	77	41,890	167	8.1%
	Three months ended March 31, 2014	74	22,291	159	9.4%

(1)
Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)
Total leased NRSF is determined based on contractually leased square feet for leases that have been signed or commenced on or before December 31, 2014. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)
Rental rates represent annual contractual rent per NRSF adjusted for straight-line rents in accordance with GAAP.

(4)
Rent growth represents the increase in GAAP rental rates on renewed leases commencing during the period, as compared with the previous GAAP rental rates for the same space.

        Operating expenses.    Our operating expenses primarily consist of utility costs, including power, site maintenance, real estate taxes and insurance, personnel salaries and benefits, including stock based compensation, depreciation, as well as rental expenses on our properties in which we hold a leasehold interest. A substantial majority of our operating expenses is fixed in nature and should not vary significantly from period to period, unless we expand our existing data centers or acquire new data centers, which would entail additional operations, security and facility personnel, as well as utility, operating and maintenance expenses. Our buildings require significant power to support data center operations. We expect the cost of power will generally increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of power is generally higher in summer months as compared to other times of the year. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change; such increased costs could materially impact our financial condition, results of operations and cash flows.

        Substantially all of our data center NRSF is subject to the breakered-amp or sub-metered (branch circuit monitoring) power pricing models. We recover all or substantially all of our electricity costs for our leased data center space under either model. Under the sub-metered model, a customer pays us monthly for the power attributable to its equipment in the data center as well as for its ratable allocation of the power used to provide the cooling, lighting, security and other requirements supporting the data center, in each case, at a rate substantially equivalent to our then current utility cost. Under the breakered-amp model, a customer pays a fixed monthly fee per committed available ampere of connected power. The extent to which this fixed monthly fee correlates to the monthly amount we pay to our utility provider for electricity at each data center facility varies depending upon the amount of power each customer utilizes each month relative to the amount of committed power and related infrastructure purchased.

        Scheduled Lease Expirations.    Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 335,000 NRSF of unoccupied space in our portfolio, data center leases representing approximately 12.7% and 12.3% of the NRSF in our stabilized operating portfolio, with annualized rental rates of $155 per NRSF and $146 per NRSF are scheduled to expire during the year ending December 31, 2015, and 2016, respectively. For the year ended December 31, 2014, rents on renewed space increased by an average of 8.6% on a GAAP basis compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure that leases will be renewed or that our properties will be re-leased at all or at rental rate equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of a particular property and whether a property, or space within a property, has been developed.

        Acquisitions, Development and Financing.    Our ability to grow rental and operating revenue depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2014, we had approximately 908,000 NRSF of space available for future development and space currently under development, or approximately 33% of the total space in our portfolio. We may encounter development delays, excess development costs, or delays in leasing developed space to customers. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through our revolving credit facility and other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities if needed and when market conditions permit. We will require additional capital to finance future development activities, which capital may not be available or may not be available on terms acceptable to us.

        Conditions in Significant Markets.    Our operating properties are located in Los Angeles, the San Francisco Bay and Northern Virginia areas (including Washington D.C.), Boston, Chicago, the New York area, Miami and Denver. These markets comprised 28.9%, 28.0%, 17.8%, 9.2%, 8.6%, 5.4%, 1.2%, and 0.9%, respectively, of our annualized data center rent as of December 31, 2014. Positive or negative changes in conditions including supply and demand, rental rates, utility costs, and general economic conditions in these markets could impact our overall performance.

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

        The discussion below relates to our financial condition and results of operations for the years ended December 31, 2014, and 2013. A summary of our operating results for the years ended December 31, 2014, and 2013, is as follows (in thousands).

	Year Ended December 31,
	2014	2013	$ Change	% Change
Operating revenue	$272,420	$234,833	$37,587	16.0%
Operating expense	228,233	200,163	28,070	14.0%
Operating income	44,187	34,670	9,517	27.5%
Interest expense	5,311	2,689	2,622	97.5%
Net income	40,052	31,612	8,440	26.7%

Operating Revenue

        Operating revenue during the years ended December 31, 2014, and 2013, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Data center revenue:
Rental revenue	$149,294	$131,080	$18,214	13.9%
Power revenue	71,227	59,663	11,564	19.4%
Interconnection revenue	35,355	28,932	6,423	22.2%
Tenant reimbursement and other	8,702	7,317	1,385	18.9%

Total data center revenue	264,578	226,992	37,586	16.6%
Office, light-industrial and other revenue	7,842	7,841	1	0.0%

Total operating revenues	$272,420	$234,833	$37,587	16.0%

        The increase in total operating revenues was due primarily to an $18.2 million increase in data center rental revenue during the year ended December 31, 2014, compared to 2013. The increase in data center rental revenue for the year ended December 31, 2014, compared to 2013, is due primarily to the commencement of 168,000 NRSF of new and expansion leases during the year ended December 31, 2014, and 196,000 NRSF of new and expansion leases during the year ended December 31, 2013, that did not result in a full year of rental revenue during the 2013 period. Commenced leases that contributed to the increase in rental revenue include a 101,721 NRSF built-to-suit lease at SV5, which commenced in November 2013, a 7,711 NRSF lease at SV4, which commenced in September 2013, a 23,663 NRSF lease at BO1, which commenced in April 2013, a 5,694 NRSF lease at CH1, which commenced in April 2014, a 12,600 NRSF lease at SV3, which commenced in May 2014, and 27,347 NRSF of multiple leases at our newly developed NY2 data center which commenced throughout the year ended December 31, 2014. These five leases and the NY2 leases increased data center rental revenue by $8.4 million during the year ended December 31, 2014, compared to the 2013 period, which represented 46% of the total increase in data center rental revenue. The increase was partially offset by expiring leases that were not renewed, which resulted in a data center rental revenue churn rate of 5.6%, or $7.7 million of annualized data center rent, during the year ended December 31, 2014.

        Data center power revenue increased $11.6 million during the year ended December 31, 2014, compared to the 2013 period, as a result of the new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $6.4 million during the year ended December 31, 2014, compared to the 2013 period, as a result of an increase in the volume of cross connects from new and existing customers.

Operating Expenses

        Operating expenses during the years ended December 31, 2014, and 2013, were as follows (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Property operating and maintenance	$75,119	$64,260	$10,859	16.9%
Real estate taxes and insurance	7,578	8,458	(880)	–10.4%
Depreciation and amortization	80,722	65,785	14,937	22.7%
Sales and marketing	14,554	14,405	149	1.0%
General and adminstrative	27,842	27,317	525	1.9%
Rent	20,397	19,659	738	3.8%
Impairment of internal-use software	1,959	—	1,959	—
Transaction costs	62	279	(217)	–77.8%

Total operating expenses	$228,233	$200,163	$28,070	14.0%

        Property operating and maintenance expense increased $10.9 million as a result of an increase in payroll and benefits expense due to an increase in facilities and operations headcount associated with data center expansion. In addition, power expense increased due to the commencement of new and expansion leases during the year ended December 31, 2014, and the overall increase in data center occupancy from 77.4% as of December 31, 2013, to 82.6% as of December 31, 2014.

        Real estate taxes and insurance decreased $0.9 million during the year ended December 31, 2014, compared to the 2013 period, as a result of a true-up of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at IPO located in California. The final tax assessments for two properties acquired at IPO became known in the second quarter 2014 and, therefore, the estimated real estate tax accruals were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in expense. This decrease was partially offset by an increase in real estate taxes and insurance due to increases in assessed property values and taxes on newly developed data centers at NY2 and SV5. Insurance premiums increased as a result of the completion of newly developed data centers, including NY2 and SV5, and a corresponding increase in the insured values of these properties. We capitalize a portion of real estate taxes and insurance costs that are identifiable to data center projects under construction.

        Depreciation and amortization expense increased $14.9 million as a result of the placement into service of approximately 68,300 NRSF of new operating space during the year ended December 31, 2014.

        During the year ended December 31, 2014, we recognized a $2.0 million impairment charge as a result of internal-use software previously under development that was discontinued during the period and will not be placed into service.

Interest Expense

        The $2.6 million increase in total interest expense was primarily a result of additional outstanding debt of $318.5 million as of December 31, 2014, compared to $232.5 million of outstanding debt as of December 31, 2013. A summary of interest expense for the year ended December 31, 2014, and 2013, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Interest expense and fees	$8,047	$5,312	$2,735	51.5%
Amortization of deferred financing costs	1,897	1,739	158	9.1%
Capitalized interest	(4,633)	(4,362)	(271)	6.2%

Total interest expense	5,311	2,689	2,622	97.5%

Percent capitalized	46.6%	61.9%

        The Company recognized a $1.2 million gain on land disposal in the consolidated statements of operations as a result of the Massachusetts Bay Transportation Authority acquiring 52,248 square feet of land at BO1 pursuant to an order of taking.

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

        The discussion below relates to our financial condition and results of operations for the year ended December 31, 2013, and 2012. A summary of our operating results for the year ended December 31, 2013, and 2012 is as follows (in thousands).

	Year Ended December 31,
	2013	2012	$ Change	% Change
Operating revenue	$234,833	$206,934	$27,899	13.5%
Operating expense	200,163	189,891	10,272	5.4%
Operating income	34,670	17,043	17,627	103.4%
Interest expense	2,689	5,236	(2,547)	–48.6%
Net income	31,612	10,716	20,896	195.0%

Operating Revenue

        Operating revenue during the year ended December 31, 2013, and 2012, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Data center revenue:
Rental revenue	$131,080	$116,146	$14,934	12.9%
Power revenue	59,663	53,672	5,991	11.2%
Interconnection revenue	28,932	21,637	7,295	33.7%
Tenant reimbursement and other	7,317	7,088	229	3.2%

Total data center revenue	226,992	198,543	28,449	14.3%
Office, light-industrial and other revenue	7,841	8,391	(550)	–6.6%

Total operating revenues	$234,833	$206,934	$27,899	13.5%

        The operating revenue increase was primarily due to a $14.9 million increase in data center rental revenue during the year ended December 31, 2013, compared to 2012. The increase in data center rental revenue for the year ended December 31, 2013, compared to 2012, is due primarily to the commencement of 235,000 NRSF of new and expansion leases during the year ended December 31, 2013, and 78,000 NRSF of new and expansion leases during the year ended December 31, 2012, that did not result in a full year of rental revenue during the 2012 period. Commenced leases that contributed to the increase in rental revenue include a 19,103 NRSF built-to-suit lease at SV4, which commenced on January 1, 2013, and a 23,663 NRSF lease at BO1, which commenced on April 1, 2013. These two leases increased data center rental revenue by $4.9 million, which represented 33% of the total increase in data center rental revenue. The increase was partially offset by lease expirations that were not renewed, which resulted in a data center rental revenue churn rate of 7.8%, or $9.4 million of annualized data center rent, during the year ended December 31, 2013.

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

Operating Expenses

        Operating expenses during the year ended December 31, 2013, and 2012, were as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Property operating and maintenance	$64,260	$61,235	$3,025	4.9%
Real estate taxes and insurance	8,458	8,765	(307)	–3.5%
Depreciation and amortization	65,785	64,327	1,458	2.3%
Sales and marketing	14,405	10,330	4,075	39.4%
General and adminstrative	27,317	25,910	1,407	5.4%
Rent	19,659	18,711	948	5.1%
Transaction costs	279	613	(334)	–54.5%

Total operating expenses	$200,163	$189,891	$10,272	5.4%

        The overall increase in operating expenses was primarily due to additional sales and marketing expense of $4.1 million as a result of an increase in the number of sales and marketing employees. During the year ended December 31, 2013, we increased our sales and marketing team to better support our diversified customer base, as well as increase our penetration and deepen our resources in the eight markets where we operate.

        Property operating and maintenance expense increased $3.0 million as a result of an increase in payroll and benefits expense due to the increase in headcount of facilities personnel resulting from of data center expansion. In addition, power expense increased due to an overall increase in occupancy and customer power draw reflected by the commencement of new and expansion leases during the years ended December 31, 2013.

        Real estate taxes and insurance decreased as a result of a reduction of accrued real estate taxes associated with estimated amounts from 2010 associated with a change in ownership in California. The final tax amounts for certain, but not all, properties became known in the fourth quarter 2013 and, therefore, the estimated accruals were reconciled to actual expenses, resulting in a $0.3 million reduction in the expense.

        Depreciation and amortization increased $1.5 million as a result of the placement into service of approximately 226,000 NRSF of new operating space during the year ended December 31, 2013.

        General and administrative expense increased $1.4 million primarily due to additional payroll and benefits expense as a result of an increase in corporate headcount during the year ended December 31, 2013, compared to 2012. The increases were partially offset by a litigation settlement expense of $1.8 million during the year ended December 31, 2012.

Interest Expense

        The decrease in total interest expense was primarily due to an additional $2.5 million of capitalized interest during the year ended December 31, 2013, compared to 2012, primarily due to the data center developments at NY2, SV5, VA2 and LA2 during the year ended December 31, 2013. A summary of interest expense for the year ended December 31, 2013, and 2012, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Interest expense and fees	$5,312	$5,392	$(80)	–1.5%
Amortization of deferred financing costs	1,739	1,681	58	3.5%
Capitalized interest	(4,362)	(1,837)	(2,525)	137.5%

Total interest expense	$2,689	$5,236	$(2,547)	–48.6%

Percent capitalized	61.9%	26.0%

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

        Net cash provided by operating activities was $99.5 million for the year ended December 31, 2014, compared to $97.7 million for the year ended December 31, 2013. The increase in cash provided by operating activities of $1.8 million was due primarily to growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties and an increase in unearned revenue, prepaid rent and other liabilities. The increase was partially offset by a $14.5 million increase in deferred leasing costs paid during the year ended December 31, 2014, compared to 2013.

        Net cash used in investing activities decreased to $106.2 million for the year ended December 31, 2014, compared to $214.5 million for the year ended December 31, 2013. This decrease was primarily a result of the acquisition during 2013 of NY2 for $21.9 million and cash expended on real estate improvements of $85.2 million, primarily related to our SV5 and NY2 properties.

        Net cash provided by financing activities was $12.0 million for the year ended December 31, 2014, compared to $113.9 million for the year ended December 31, 2013. The decrease of $101.9 million in cash provided by financing activities was primarily a result of $86.8 million less net cash proceeds from debt instruments during the year ended December 31, 2014, as the acquisition of NY2 and development activities during the year ended December 31, 2013, resulted in higher financing requirements during the 2013 period. The decrease was also due to an increase of $16.7 million in dividends and distributions paid on our common stock and common Operating Partnership units and dividends paid on preferred stock during the year ended December 31, 2014.

Analysis of Liquidity and Capital Resources

        We have an effective shelf registration statement that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

        Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of December 31, 2014, we had $10.7 million of cash and equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $85.0 million to $115.0 million of capital investment to expand our operating data center portfolio.

        We expect to meet our short-term liquidity requirements through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. The Credit Agreement for our revolving credit facility contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $405.0 million to $500.0 million, under specified circumstances. The total amount available for borrowings under our revolving credit facility is subject to the lesser of the facility amount or the availability calculated on our unencumbered asset pool. As of December 31, 2014, $218.5 million of borrowings were outstanding and up to $179.2 million of borrowing capacity remained available under our revolving credit facility.

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

        Our long-term liquidity requirements primarily consist of the costs to fund additional phases of our current projects under development, including the Santa Clara Campus, the One Wilshire Campus, VA2, BO1, CH1 and NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility or exercising our senior unsecured term loan accordion feature. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Inflation

        Substantially all of our leases contain annual rent increases and our leases have an average lease term of three to four years. As a result, we believe that we are largely insulated from the effects of inflation. However, any increases in the costs of development of our data center properties will generally result in increased cash requirements to develop our data center properties and increased depreciation expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these development costs to our customers in the form of higher rents.

Indebtedness

        A summary of outstanding indebtedness as of December 31, 2014, and 2013, is as follows (in thousands):

	Interest Rate	Maturity Date	December 31, 2014	December 31, 2013
Revolving credit facility	2.17% and 2.17% at December 31, 2014, and December 31, 2013, respectively	January 3, 2017	$218,500	$174,250
Senior unsecured term loan	3.23% at December 31, 2014	January 31, 2019	100,000	—
SV1—Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	58,250

Total principal outstanding			$318,500	$232,500

        As of December 31, 2014, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loan. For additional information with respect to our outstanding indebtedness as of December 31, 2014, and December 31, 2013, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 8—Note 8—Debt in "Financial Statements and Supplementary Data" included in the Annual Report.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2014, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$19,319	$19,064	$17,534	$16,009	$16,412	$49,326	$137,664
Revolving credit facility(1)	4,741	4,741	218,500	—	—	—	$227,982
Senior unsecured term loan(2)	3,230	3,230	3,230	3,230	100,269	—	$113,189
Construction contracts(3)	28,973	—	—	—	—	—	$28,973
Other(4)	1,991	1,643	1,394	908	434	5,491	$11,861

Total	$58,254	$28,678	$240,658	$20,147	$117,115	$54,817	$519,669

(1)
Includes $218.5 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of January 3, 2017. The revolving credit facility is subject to variable rates and we estimated interest payments based on the interest rate as of December 31, 2014.

(2)
Includes $100.0 million outstanding and estimated annual interest payments through the maturity date of January 31, 2019. We estimated interest payments based on our $100 million interest rate swap agreement, which effectively fixes the interest rate at 3.23%.

(3)
Obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.

(4)
Obligations for power contracts and telecommunications leases.

Off-Balance Sheet Arrangements

        As of December 31, 2014, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 "Summary of Significant Accounting Policies in Item 8 "Financial Statements and Supplementary Data" of in this Annual Report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

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

        Capitalization of Costs.    Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. We also capitalize a portion of internal sales employees' compensation and payroll-related fringe benefits that directly relate to time spent executing successful lease agreements. During the years ended December 31, 2014, 2013, and 2012, we capitalized $10.3 million, $3.9, million, and $2.7 million, respectively, of internal sales commissions, salaries, and payroll-related fringe benefits.

        Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs (including interest), real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred. Indirect costs capitalized for the years ended December 31, 2014, 2013, and 2012, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest	$4,633	$4,362	1,837
Real estate taxes and insurance	1,117	1,473	732
Employee salaries and benefits	2,375	2,447	957

Capitalized indirect development costs	$8,125	$8,282	3,526

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

        Revenue Recognition.    Rental income is recognized on a straight-line basis over the noncancelable term of customer leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent receivable on our consolidated balance sheets. Some of our leases contain provisions under which our customers reimburse us for a portion of direct operating expenses, including power, as well as real estate taxes and insurance. Such reimbursements are recognized in the period that the expenses are recognized. We recognize the amortization of the acquired above-market and below-market customer leases as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. If the value of below-market leases includes renewal option periods, we include such renewal periods in the amortization period utilized.

        Interconnection, utility services, and additional space services are considered separate earnings processes that are typically provided and completed on a month-to-month basis and revenue is recognized in the period that the services are performed. Non-recurring customer set-up charges and utility installation fees are initially deferred and recognized over the lease term or the expected period of performance unless management determines a separate earnings process exists related to an installation charge. We recognized revenue on a gross basis when we act as the primary obligor and principal to the transaction, thereby taking on the risks and rewards associated with the delivery of services and products.

        We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to rent, deferred rent, expense reimbursements and other income. We analyze individual accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance for a particular period would result in lower net income in that period and recognizing rental revenue as earned in one period versus a different period.

        Share-Based Awards.    We generally recognize compensation expense related to share-based awards on a straight-line basis over the vesting period of the award. The calculation of the fair value of share-based awards is subjective and requires several assumptions over such items as expected stock volatility, dividend payments and interest rates. These assumptions have a direct impact on our net income because a higher share-based awards fair value would result in higher compensation expense and lower net income for a particular period.

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

        As of December 31, 2014, we had $318.5 million of consolidated indebtedness that bore variable interest based on one month LIBOR. As of December 31, 2014, we have an interest rate swap agreement in place to fix the interest rate on $100 million of our one month LIBOR variable rate debt. The interest rate swap has a five-year term and, at our current leverage ratio, effectively fixes the interest rate at 3.23%. Our interest rate risk not covered by an interest rate swap agreement is $218.5 million of variable rate debt outstanding as of December 31, 2014.

        We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $218.5 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $2.2 million per year.

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

        We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation. We also have audited CoreSite Realty Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CoreSite Realty Corporation's management is responsible for these consolidated financial statements and the related financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule and an opinion on CoreSite Realty Corporation's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoreSite Realty Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, CoreSite Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Denver, Colorado February 13, 2015

CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2014	December 31, 2013
ASSETS
Investments in real estate:
Land	$78,983	$78,983
Building and improvements	888,966	812,225

	967,949	891,208
Less: Accumulated depreciation and amortization	(215,978)	(155,704)

Net investment in operating properties	751,971	735,504
Construction in progress	178,599	157,317

Net investments in real estate	930,570	892,821
Cash and cash equivalents	10,662	5,313
Accounts and other receivables, net of allowance for doubtful accounts of $112 and $159 as of December 31, 2014, and December 31, 2013, respectively	10,290	10,339
Lease intangibles, net of accumulated amortization of $14,477 and $17,646 as of December 31, 2014, and December 31, 2013, respectively	7,112	11,028
Goodwill	41,191	41,191
Other assets, net	75,600	55,802

Total assets	$1,075,425	$1,016,494

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$218,500	$174,250
Senior unsecured term loan	100,000	—
Mortgage loan payable	—	58,250
Accounts payable and accrued expenses	42,463	48,978
Accrued dividends and distributions	22,355	18,804
Deferred rent payable	8,985	9,646
Acquired below-market lease contracts, net of accumulated amortization of $4,688 and $4,361 as of December 31, 2014, and December 31, 2013, respectively	5,576	6,681
Unearned revenue, prepaid rent and other liabilities	19,205	11,578

Total liabilities	417,084	328,187
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of December 31, 2014, and December 31, 2013	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 21,757,366 and 21,387,152 shares issued and outstanding at December 31, 2014, and December 31, 2013, respectively	212	209
Additional paid-in capital	275,038	267,465
Accumulated other comprehensive loss	(125)	—
Distributions in excess of net income	(67,538)	(50,264)

Total stockholders' equity	322,587	332,410
Noncontrolling interests	335,754	355,897

Total equity	658,341	688,307

Total liabilities and equity	$1,075,425	$1,016,494

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Operating revenues:
Data center revenue:
Rental revenue	$149,294	$131,080	$116,146
Power revenue	71,227	59,663	53,672
Interconnection revenue	35,355	28,932	21,637
Tenant reimbursement and other	8,702	7,317	7,088
Office, light-industrial and other revenue	7,842	7,841	8,391

Total operating revenues	272,420	234,833	206,934
Operating expenses:
Property operating and maintenance	75,119	64,260	61,235
Real estate taxes and insurance	7,578	8,458	8,765
Depreciation and amortization	80,722	65,785	64,327
Sales and marketing	14,554	14,405	10,330
General and administrative	27,842	27,317	25,910
Rent	20,397	19,659	18,711
Impairment of internal-use software	1,959	—	—
Transaction costs	62	279	613

Total operating expenses	228,233	200,163	189,891

Operating income	44,187	34,670	17,043
Gain on land disposal	1,208	—	—
Interest income	6	32	13
Interest expense	(5,311)	(2,689)	(5,236)

Income before income taxes	40,090	32,013	11,820
Income tax expense	(38)	(401)	(1,104)

Net income	$40,052	$31,612	$10,716
Net income attributable to noncontrolling interests	17,287	12,771	5,668

Net income attributable to CoreSite Realty Corporation	$22,765	$18,841	$5,048
Preferred stock dividends	(8,338)	(8,338)	(440)

Net income attributable to common shares	$14,427	$10,503	$4,608

Net income per share attributable to common shares:
Basic	$0.68	$0.50	$0.22
Diluted	$0.66	$0.49	$0.22

Weighted average common shares outstanding
Basic	21,161,614	20,826,622	20,537,946
Diluted	21,740,707	21,503,212	20,992,290

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$40,052	$31,612	$10,716
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(1,409)	—	(72)
Reclassification of other comprehensive income to interest expense	1,134	—	145

Comprehensive income	39,777	31,612	10,789
Comprehensive income attributable to noncontrolling interests	17,137	17,323	5,951

Comprehensive income attributable to CoreSite Realty Corporation	$22,640	$14,289	$4,838

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

		Common Shares			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-in Capital		Distributions in Excess of Net Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Number	Amount
Balance at January 1, 2012	$—	20,747,794	$204	$256,183	$(34)	$(23,545)	$232,808	$387,379	$620,187
Issuance of stock awards, net of forfeitures	—	357,009	—	—	—	—	—	—	—
Exercise of stock options	—	97,870	1	1,563	—	—	1,564	—	1,564
Issuance of Series A Preferred Stock	115,000	—	—	(4,385)	—	—	110,615	—	110,615
Share-based compensation	—	—	2	5,648	—	—	5,650	—	5,650
Dividends accumulated on preferred stock	—	—	—	—	—	(440)	(440)	—	(440)
Dividends and distributions	—	—	—	—	—	(17,050)	(17,050)	(20,542)	(37,592)
Net income	—	—	—	—	—	5,048	5,048	5,668	10,716
Other comprehensive income	—	—	—	—	34	—	34	39	73

Balance at December 31, 2012	115,000	21,202,673	207	259,009	—	(35,987)	338,229	372,544	710,773
Issuance of stock awards, net of forfeitures	—	129,698	1	—	—	—	1	—	1
Exercise of stock options	—	54,781	1	924	—	—	925	—	925
Offering costs	—	—	—	(27)	—	—	(27)	—	(27)
Share-based compensation	—	—	—	7,559	—	—	7,559	—	7,559
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(24,780)	(24,780)	(29,418)	(54,198)
Net income	—	—	—	—	—	18,841	18,841	12,771	31,612

Balance at December 31, 2013	115,000	21,387,152	209	267,465	—	(50,264)	332,410	355,897	688,307
Issuance of stock awards, net of forfeitures	—	181,124	—	—	—	—	—	—	—
Exercise of stock options	—	189,090	1	944	—	—	945	—	945
Share-based compensation	—	—	2	6,629	—	—	6,631	—	6,631
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(31,701)	(31,701)	(37,280)	(68,981)
Net income	—	—	—	—	—	22,765	22,765	17,287	40,052
Other comprehensive loss	—	—	—	—	(125)	—	(125)	(150)	(275)

Balance at December 31, 2014	$115,000	21,757,366	$212	$275,038	$(125)	$(67,538)	$322,587	$335,754	$658,341

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,052	$31,612	$10,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,722	65,785	64,327
Amortization of above/below market leases	(556)	(823)	(1,505)
Amortization of deferred financing costs	1,897	1,739	1,681
Gain on land disposal	(1,208)	—	—
Share-based compensation	6,125	6,770	5,650
Bad debt expense	648	244	544
Changes in operating assets and liabilities:
Accounts receivable	(599)	(682)	(3,657)
Deferred rent receivable	(4,245)	(2,248)	(3,966)
Deferred leasing costs	(21,390)	(6,852)	(4,105)
Other assets	(4,459)	(7,157)	(2,465)
Accounts payable and accrued expenses	(4,160)	3,756	2,245
Unearned revenue, prepaid rent and other liabilities	7,350	262	(1,611)
Deferred rent payable	(661)	5,317	794

Net cash provided by operating activities	99,516	97,723	68,648

CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(5,893)	(7,128)	(6,075)
Real estate improvements	(100,299)	(185,452)	(83,837)
Acquisition of NY2	—	(21,889)	—
Acquisition of Comfluent, net of cash received	—	—	(2,581)
Changes in reserves for capital improvements	—	—	8,691

Net cash used in investing activities	(106,192)	(214,469)	(83,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,354	925	1,564
Gross proceeds from the issuance of Series A Preferred Stock	—	—	115,000
Offering costs	(147)	(27)	(4,190)
Proceeds from revolving credit facility	88,250	174,250	72,750
Payments on revolving credit facility	(44,000)	—	(77,750)
Proceeds from senior unsecured term loan	100,000	—	—
Repayments of mortgage loans payable	(58,250)	(1,500)	(57,114)
Payments of loan fees and costs	(1,000)	(2,621)	(503)
Payments to net settle equity awards	(1,410)	—	—
Dividends and distributions	(73,772)	(57,098)	(33,101)

Net cash provided by financing activities	12,025	113,929	16,656

Net change in cash and cash equivalents	5,349	(2,817)	1,502
Cash and cash equivalents, beginning of period	5,313	8,130	6,628

Cash and cash equivalents, end of period	$10,662	$5,313	$8,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$4,072	$2,044	$4,278
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$16,142	$19,821	$10,520
Accrual of dividends and distributions	$22,355	$18,804	$13,384

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1. Organization

        CoreSite Realty Corporation (the "Company," "we," "us," or "our") was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust ("REIT"). Through our controlling interest in CoreSite, L.P. (our "Operating Partnership"), we are engaged in the business of owning, acquiring, constructing and managing data centers. As of December 31, 2014, the Company owns a 45.6% common interest in our Operating Partnership and affiliates of The Carlyle Group and other investors own a 54.4% interest in our Operating Partnership. See additional discussion in Note 11.

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

Adjustments and Reclassifications

        Accrued dividends and distributions, included with the consolidated balance sheet as of December 31, 2013 have been reclassified to conform to the 2014 financial statement presentation. Leasehold improvements, included within the consolidated balance sheet as of December 31, 2013, have been reclassified as building and building improvements to conform to the 2014 financial statement presentation. In addition, certain other immaterial amounts included in the consolidated financial statements for 2013 and 2012 have been reclassified to conform to the 2014 financial statement presentation.

Investments in Real Estate

        Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $4.6 million, $4.4 million and $1.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

        Depreciation expense was $65.1 million, $53.3 million and $42.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the years ended December 31, 2014, 2013, or 2012.

        The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2014, and 2013, we had approximately $41.2 million of goodwill at each date. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the years ended December 31, 2014, 2013, or 2012.

Cash and Cash Equivalents

        Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

        Deferred leasing costs include commissions paid to third parties, including leasing agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the consolidated balance sheets and consisted of the following, net of amortization, as of December 31, 2014, and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Internal sales commissions	$13,171	$7,530
Third party commissions	13,665	6,328
External legal counsel	393	301

Total	$27,229	$14,159

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and the amortization is included as a component of interest expense.

Recoverability of Long-Lived Assets

        We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the years ended December 31, 2014, 2013, and 2012, no impairment was recognized.

Derivative Instruments and Hedging Activities

        We reflect all derivative instruments at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 9.

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

        During the year ended December 31, 2014, we recognized $2.0 million related to an impairment of internal-use software in the consolidated statements of operations. The impairment was a result of internal-use software previously under development that was discontinued during the period and will not be placed into service. No impairment was recognized during the years ended December 31, 2013, and 2012.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

        A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At December 31, 2014, and 2013, the allowance for doubtful accounts totaled $0.1 million and $0.2 million, respectively.

        In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of ASC 606 on our revenue recognition policies as well as our transition method.

Share-Based Compensation

        We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is calculated based on the Black-Scholes option-pricing model. The fair value of restricted share-based and Operating Partnership unit compensation is based on the market value of our common stock on the date of the grant. The fair value of performance share awards, which have a market condition, is based on a Monte Carlo simulation. The fair value for all share-based compensation is amortized on a straight-line basis over the vesting period.

Asset Retirement and Environmental Remediation Obligations

        We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At December 31, 2014, and 2013, the amount included in unearned revenue, prepaid rent and other liabilities on the consolidated balance sheets was approximately $2.3 million and $2.2 million, respectively.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

        To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore, no provision is required in the accompanying consolidated financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. The allocable share of taxable income is included in the income tax returns of its stockholders. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

        We have elected to treat certain subsidiaries as taxable REIT subsidiaries ("TRS"). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes.

        Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2014, and 2013, the deferred income taxes were not material.

        We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2011.

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

3. Acquisitions

        In April 2012, the Company paid cash of $2.6 million, net of cash received, to acquire a leasehold interest in two additional locations in Denver, Colorado, DE1 and DE2, through the acquisition of Comfluent, a Denver, Colorado based data center operator. As part of our acquisition, the former Comfluent owner was employed by us and was entitled to a payment based upon successfully renewing and increasing revenues from the customer base that existed at the date of acquisition. During the year ended December 31, 2014, the payment calculation date was accelerated from January 1, 2015 to September 1, 2014 and we paid $9.3 million in full satisfaction of our payment obligation. The payment was capitalized as a deferred leasing commission within the consolidated balance sheets.

        In February 2013, we acquired land and a vacant building in Secaucus, New Jersey, referred to as NY2, with a book value of $23.4 million, to develop into a data center.

4. Acquired Intangible Assets and Liabilities

        During the year ended December 31, 2012, through the acquisition of DE1 and DE2, the Company added $2.9 million of new intangible assets and $0.2 million of new intangible liabilities with a weighted-average life of 4.4 years and 0.5 years, respectively. The Company did not acquire new intangible assets or liabilities during the years ended December 31, 2014, and 2013.

        The gross above-market lease value at December 31, 2014, and 2013, was $2.7 million and $4.1 million, respectively, and total accumulated amortization at December 31, 2014, and 2013, was $1.9 million and $2.8 million, respectively. The gross below-market lease value at December 31, 2014, and 2013, was $10.3 million and $11.0 million, respectively, and total accumulated amortization at December 31, 2014, and 2013, was $4.7 million and $4.4 million, respectively. The net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental income of $0.6 million, $0.8 million, and $1.5 million, for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated amortization of acquired below-market leases, net of acquired

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

4. Acquired Intangible Assets and Liabilities (Continued)

above-market leases for each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year Ending December 31,
2015	$522
2016	539
2017	570
2018	573
2019	245
Thereafter	2,331

Total	$4,780

Amortization of all other identified intangible assets was $3.4 million, $7.4 million, and $18.1 million, for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014, and 2013, the gross intangible asset values were $18.8 million and $24.5 million, respectively, and the total accumulated amortization balance was $12.5 million and $14.8 million, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2015	$2,035
2016	1,630
2017	1,137
2018	621
2019	316
Thereafter	577

Total	$6,316

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. Investment in Real Estate

        The following is a summary of the properties owned or leased at December 31, 2014 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$125,713	$469	$133,045
SV2	Milpitas, CA	5,086	25,152	1,337	31,575
SV3	Santa Clara, CA	3,972	46,925	393	51,290
SV4	Santa Clara, CA	4,442	88,505	459	93,406
SV5	Santa Clara, CA	2,544	20,430	—	22,974
Santa Clara Campus(1)	Santa Clara, CA	8,173	8,182	14,177	30,532
BO1	Somerville, MA	5,154	81,689	319	87,162
NY1*	New York, NY	—	33,624	121	33,745
NY2	Secaucus, NJ	1,158	45,020	70,461	116,639
VA1	Reston, VA	6,903	112,776	3,080	122,759
VA2	Reston, VA	—	—	82,698	82,698
DC1*	Washington, DC	—	7,878	174	8,052
CH1	Chicago, IL	5,493	84,103	1,004	90,600
LA1*	Los Angeles, CA	—	61,256	2,311	63,567
LA2	Los Angeles, CA	28,467	135,145	742	164,354
MI1	Miami, FL	728	10,303	5	11,036
DE1*	Denver, CO	—	1,323	756	2,079
DE2*	Denver, CO	—	942	93	1,035

Total		$78,983	$888,966	$178,599	$1,146,548

*
Indicates properties in which we hold a leasehold interest.

(1)
This campus includes office and light-industrial buildings and land held for development in Santa Clara, California.

        In November 2014, the Massachusetts Bay Transportation Authority acquired 52,248 square feet of land at BO1 pursuant to an order of taking. Based on the relative fair value of the parcel, the carrying value of land was allocated to the disposed parcel. The Company recognized a $1.2 million gain on land disposal in the consolidated statements of operations and recorded a receivable of $2.2 million within other assets in the consolidated balance sheets as of December 31, 2014.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Other Assets

        Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31, 2014, and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Deferred leasing costs	$27,229	$14,159
Deferred rent receivable	21,510	17,265
Corporate furniture, fixtures and equipment	7,474	7,346
Internal-use software	7,980	8,525
Deferred financing costs	2,421	3,312
Other	8,986	5,195

Total	$75,600	$55,802

        Deferred leasing costs are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2015	11,908
2016	7,106
2017	3,977
2018	1,650
2019	1,029
Thereafter	1,559

Total	$27,229

7. Leases

        The future minimum lease payments to be received under noncancelable operating leases in effect at December 31, 2014, are as follows (in thousands):

Year Ending December 31,
2015	$148,795
2016	121,396
2017	87,676
2018	64,199
2019	43,605
Thereafter	65,854

Total	$531,525

        As the lessee, the Company currently leases data center space under noncancelable operating lease agreements at NY1, LA1, DC1, DE1, and DE2, and its headquarters located in Denver, CO. The

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. Leases (Continued)

future minimum lease payments to be paid under noncancelable leases in effect at December 31, 2014, are as follows (in thousands):

Year Ending December 31,
2015	$19,319
2016	19,064
2017	17,534
2018	16,009
2019	16,412
Thereafter	49,326

Total	$137,664

8. Debt

        A summary of outstanding indebtedness as of December 31, 2014, and 2013, is as follows (in thousands):

	Interest Rate	Maturity Date	December 31, 2014	December 31, 2013
Revolving credit facility	2.17% and 2.17% at December 31, 2014, and December 31, 2013, respectively	January 3, 2017	$218,500	$174,250
Senior unsecured term loan	3.23% at December 31, 2014	January 31, 2019	100,000	—
SV1—Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	58,250

Total principal outstanding			$318,500	$232,500

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

        Under the Credit Agreement, borrowings bear interest at a variable rate per annum equal to either (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

8. Debt (Continued)

175 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2014, the Operating Partnership's leverage ratio was 17.2% and the interest rate was LIBOR plus 200 basis points.

        The total amount available for borrowings under the Credit Agreement is subject to the lesser of the facility amount or the availability calculated based on our unencumbered asset pool. As of December 31, 2014, the borrowing capacity was $405 million. As of December 31, 2014, $218.5 million was borrowed and outstanding, $7.3 million was outstanding under letters of credit and $179.2 million remained available for us to borrow under the Credit Agreement.

        Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

  •
  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of December 31, 2014, was 17.2%.

  •
  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of December 31, 2014, was 0%.

  •
  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.0, which, as of December 31, 2014, was 8.4 to 1.0; and

  •
  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of December 31, 2014, our unhedged variable rate debt ratio was 11.6%.

        As of December 31, 2014, we were in compliance with all of the covenants under the Credit Agreement.

Senior Unsecured Term Loan

        On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (the "Term Loan"). The Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The Term Loan ranks pari passu with our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of December 31, 2014, we were in compliance with all of the covenants under the Term Loan.

        The borrowings under the Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2014, the Operating Partnership's leverage ratio was 17.2% and the interest rate was LIBOR plus 175 basis points.

        On February 3, 2014, we entered into a $100 million interest rate swap agreement to hedge one-month LIBOR variable rate debt, which includes the Term Loan and, if the Term Loan is repaid prior to maturity, the revolving credit facility under the Credit Agreement. The interest rate swap has a

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

8. Debt (Continued)

five-year term and, at our current leverage ratio, effectively fixes the Term Loan interest rate at 3.23%. See additional discussion in Note 9.

SV1 Mortgage Loan

        On January 31, 2014, we repaid the SV1 Mortgage loan in its entirety using the proceeds from the Term Loan.

Debt Maturities

        The following table summarizes the amount of our outstanding debt and when such debt currently becomes due (in thousands):

Year Ending December 31,
2015	$—
2016	—
2017	218,500
2018	—
2019	100,000
Thereafter	—

Total	$318,500

9. Derivatives and Hedging Activities

        On February 3, 2014, we entered into a $100 million five-year interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on $100 million of one-month LIBOR variable rate debt. The interest rate swap was designated for hedge accounting. This interest rate swap is our only derivative outstanding as of December 31, 2014, and there were none outstanding as of December 31, 2013.

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. Derivatives and Hedging Activities (Continued)

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2014, 2013, and 2012, the amount recorded in accumulated other comprehensive income was a gain (loss) of ($0.3) million, none and $0.1 million, respectively. The amount reclassified to interest expense on the consolidated statements of operations was $1.1 million, none and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. During the years ended December 31, 2014, 2013, and 2012, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

        Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, we estimate that $1.2 million will be reclassified as an increase to interest expense.

        Derivatives are recorded at fair value in our consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had a $0.3 million derivative liability recognized in unearned revenue, prepaid rent and other liabilities in our consolidated balance sheet as of December 31, 2014. At December 31, 2013, the Company had no derivative instruments outstanding.

10. Stockholders' Equity

        At December 31, 2014, 120 million shares were authorized to be issued by the Company, of which 100 million shares represent common stock and 20 million represent preferred stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of stock to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class of series of shares to be issued.

Common Stock

        At December 31, 2014, we had 21.8 million shares of common stock issued and outstanding. Since our initial public offering ("IPO"), we have issued common stock under our 2010 Equity Incentive Plan, in which certain of our employees and outside directors participate in stock-based compensation plans that provide compensation in the form of common stock. Under the Equity Incentive Plan, we received proceeds from the exercise of stock options of $0.9 million, $0.9 million, and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Also, we issued shares of common stock as restricted stock award and performance stock award grants, net of forfeitures, and option

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. Stockholders' Equity (Continued)

exercises in the amount of 370,214, 184,479 and 454,879 during the years ended December 31, 2014, 2013, and 2012, respectively. See Note 12 for additional information on our 2010 Equity Incentive Plan.

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. Stockholders' Equity (Continued)

Dividends

        In 2014, 2013, and 2012, we paid all our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends per share for the years then ended:

	2014	2013	2012
Common Stock:
Ordinary income	$1.15	$1.16	$0.81
Qualified dividend	—	—	—
Capital gains	—	—	—
Return of capital	—	—	—

Total dividend(1)	$1.15	$1.16	$0.81

Preferred Stock:
Ordinary income	$1.81	$1.98	$—
Qualified dividend	—	—	—
Capital gains	—	—	—

Total dividend	$1.81	$1.98	$—

(1)
The Company declared common stock dividends of $1.47 per share for the year ended December 31, 2014. Of the $1.47 per share, $0.32 per share will apply to tax year 2015.

        In order to comply with the real estate investment trust requirements of the Code, we are generally required to make common stock distributions (other than capital gain distributions) to our stockholders at least equal to (i) the sum of (a) 90% of our "REIT taxable income" computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net taxable income (after tax), if any, from foreclosure property, minus (ii) certain excess non-cash income. Our common stock dividend policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Internal Revenue Code, while allowing us to retain cash to meet other needs, such as capital improvements and other investment activities.

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

December 31, 2014

10. Stockholders' Equity (Continued)

        Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

        Our federal tax return for the year ended December 31, 2014 has not been filed. The taxability information presented for our dividends paid in 2014 is based upon management's estimate.

11. Noncontrolling Interests—Operating Partnership

        Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. The current holders of common Operating Partnership units have been eligible to have the common Operating Partnership units redeemed for registered or unregistered common stock on a one-for-one basis or cash, at our option.

        In connection with the issuance by the Company of 4,600,000 shares of its 7.25% Series A Cumulative Redeemable Preferred Stock on December 12, 2012, the Operating Partnership issued 4,600,000 7.25% Series A Cumulative Redeemable Preferred Operating Partnership units to the Company. Preferred Operating Partnership units rank senior to the common Operating Partnership units held by both the Company and noncontrolling interests.

        The following table shows the ownership interests in the Operating Partnership as of December 31, 2014, and 2013:

	December 31, 2014		December 31, 2013
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	21,287,191	45.6%	20,896,685	45.2%
Noncontrolling interests	25,360,847	54.4%	25,360,847	54.8%

Total	46,648,038	100.0%	46,257,532	100.0%

        For each share of common stock issued by the Company, the Operating Partnership issues an equivalent common Operating Partnership unit to the Company. During the year ended December 31, 2014, the Company issued 390,506 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to the Company by the Operating Partnership.

        Holders of common Operating Partnership units of record as of March 31, 2014, June 30, 2014, and September 30, 2014, received quarterly distributions of $0.35 per unit payable in correlation with declared dividends on common stock. Holders of common Operating Partnership units of record as of December 31, 2014, received quarterly distributions of $0.42 per unit payable in correlation with declared dividends on common stock.

        The redemption value of the noncontrolling interests at December 31, 2014, was $990.3 million based on the closing price of the Company's common stock of $39.05 on that date.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. Equity Incentive Plan

        The Company's Board of Directors has adopted and, with the approval of the Company's stockholders, amended the 2010 Equity Incentive Plan (as amended, the "2010 Plan"). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

        As of December 31, 2014, 3,562,813 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

        Stock option awards are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. Equity Incentive Plan (Continued)

        The following table sets forth stock option activity under the 2010 Plan for the years ended December 31, 2014, 2013, and 2012:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	998,051	$15.63	8.9 years	$2.2 million
Granted	236,893	23.87
Forfeited	(119,723)	16.62
Expired	(156)	16.00
Exercised	(97,870)	16.04		$0.8 million

Options outstanding, December 31, 2012	1,017,195	17.25	8.2 years	$10.6 million
Granted	209,268	32.50
Forfeited	(37,232)	23.00
Expired	(535)	34.82
Exercised	(54,781)	16.86		$1.0 million

Options outstanding, December 31, 2013	1,133,915	19.89	7.6 years	$14.0 million
Granted	—	—
Forfeited	(64,851)	25.83
Expired	(3,947)	15.80
Exercised	(307,022)	16.10		$5.6 million

Options outstanding, December 31, 2014	758,095	20.94	6.7 years	$13.7 million
Exercisable at December 31,
2012	287,036	$15.74	7.9 years	$3.4 million
2013	498,176	$16.51	7.1 years	$7.8 million
2014	474,132	$18.78	6.4 years	$9.6 million

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. Equity Incentive Plan (Continued)

        The following table sets forth the number of shares subject to options that are unvested as of December 31, 2014, 2013, and 2012, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2011	867,109	$4.92
Granted	236,893	7.76
Forfeited	(119,723)	5.24
Vested	(254,120)	4.96

Unvested balance, December 31, 2012	730,159	$5.70
Granted	209,268	10.01
Forfeited	(37,232)	7.21
Vested	(266,456)	5.54

Unvested balance, December 31, 2013	635,739	$7.10
Granted	—	—
Forfeited	(64,851)	8.03
Vested	(286,924)	6.25

Unvested balance, December 31, 2014	283,964	$7.75

        As of December 31, 2014, total unearned compensation on options was approximately $1.3 million, and the weighted-average vesting period was 1.3 years. As the Company has been a publicly traded company only since September 28, 2010, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. We utilize the simplified method of estimating the term for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the year ended 2014. The following table summarizes the assumptions used to value the stock options granted during the years ended December 31, 2013, and 2012:

	2013	2012
Expected term (in years)	6.25	6.25
Expected volatility	43.86%	44.08%
Expected annual dividend	3.33%	3.00%
Risk-free rate	1.26%	1.56%

Restricted Awards and Units

        During the years ended December 31, 2014, 2013, and 2012, the Company granted 205,071, 188,710 and 405,608 shares of restricted stock, respectively, which had values of $6.5 million, $6.1 million, and $9.9 million, respectively, on the grant date. Also during the years ended December 31, 2014, 2013, and 2012, the Company issued 11,104, 5,592 and 7,172 restricted stock units, or RSUs, respectively, which had values of $0.3 million, $0.2 million and $0.2 million, respectively, on the grant date. RSUs are not shares of the Company's common stock and do not have any of the rights

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. Equity Incentive Plan (Continued)

or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. These restricted stock awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock and RSU awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant
Unvested balance, December 31, 2011	343,231	$15.35
Granted	412,780	24.59
Forfeited	(48,599)	18.26
Vested	(108,717)	15.46

Unvested balance, December 31, 2012	598,695	$21.37
Granted	194,302	32.43
Forfeited	(58,199)	28.44
Vested	(239,647)	20.96

Unvested balance, December 31, 2013	495,151	$25.08
Granted	216,175	31.51
Forfeited	(109,798)	27.64
Vested	(207,512)	22.79

Unvested balance, December 31, 2014	394,016	$29.10

        As of December 31, 2014, total unearned compensation on restricted stock and RSU awards was approximately $8.0 million, and the weighted-average vesting period was 2.0 years.

Operating Partnership Units

        In connection with the IPO, we granted 25,883 Operating Partnership units, which had a grant date fair value of $15.98 per unit or $0.4 million in total. As of December 31, 2014, 24,392 Operating Partnership units have vested, 1,491 were forfeited and there were no unvested units. These units have the same rights as other common Operating Partnership units.

Performance Stock Awards

        On March 4, 2014, the Company granted long-term incentives to the Company's executive officers in the form of performance-based restricted stock awards ("PSAs") under the 2010 Plan. The number of PSAs earned is based on the Company's achievement of relative total shareholder return ("TSR") measured versus the MSCI US REIT Index over a three-year performance period, and the number of shares earned under the PSAs may range from 0% to 150%. The PSAs are earned as follows: (i) 20% of the PSAs are eligible to be earned upon TSR achievement in year one of the performance period, (ii) 20% of the PSAs are eligible to be earned upon TSR achievement in year two of the performance period, (iii) 20% of the PSAs are earned upon TSR achievement in year three of the performance period, and (iv) 40% of the PSAs are eligible to be earned upon a cumulative TSR achievement over

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. Equity Incentive Plan (Continued)

the three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period provided that the executive continues to be employed by the Company at the end of the three-year performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the performance period. The PSAs initially are granted and issued at 150% of the target amount and thereafter are forfeited to the extent vesting conditions are not met.

        The Company granted 91,335 PSAs equal to 150% of the target amount, with an aggregate value of $1.6 million on the grant date. The PSAs, in addition to a service condition, are subject to the Company's performance versus the MSCI US REIT Index which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The PSAs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2014, 5,484 PSAs were forfeited due to termination of service.

        As of December 31, 2014, total unearned compensation on PSAs was approximately $1.0 million, and the weighted-average vesting period was 2.0 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the year ended December 31, 2014:

2014
Expected term (in years)	2.83
Expected volatility	32.98%
Expected annual dividend	—
Risk-free rate	0.64%

13. Earnings Per Share

        Basic income per share is calculated by dividing the net income attributable to common shares by the weighted-average number of common stock outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common stock, if the effect is not antidilutive. Potentially dilutive common stock consists of shares issuable under the 2010 Plan. The

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

13. Earnings Per Share (Continued)

following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to common shares	$14,427	$10,503	$4,608
Weighted average common shares outstanding—basic	21,161,614	20,826,622	20,537,946
Effect of potentially dilutive common shares:
Stock options	349,533	383,743	211,222
Unvested awards	229,560	292,847	243,122

Weighted average common shares outstanding—diluted	21,740,707	21,503,212	20,992,290

Net income per share attributable to common shares
Basic	$0.68	$0.50	$0.22
Diluted	$0.66	$0.49	$0.22

        In the calculations above, we have excluded weighted-average potentially dilutive securities of 180,020, 169,875 and 153,972 for the years ended December 31, 2014, 2013, and 2012, respectively, as their effect would have been antidilutive.

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

        Level 3—Unobservable inputs for the asset or liability.

        Our financial instruments consist of cash and cash equivalents, accounts and other receivables, the interest rate swap, the revolving credit facility, the senior unsecured term loan, interest payable and accounts payable. The carrying values of cash and cash equivalents, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these financial instruments. The interest rate swap is carried at fair value.

        The Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Operating Partnership and its counterparties. As of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

14. Estimated Fair Value of Financial Instruments (Continued)

of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolio. As a result, the Company classifies its derivative valuation in Level 2 of the fair value hierarchy.

        The total balance of our mortgage loan payable, revolving credit facility and senior unsecured term loan was $318.5 million and $232.5 million as of December 31, 2014 and 2013, respectively, with a fair value that approximated book value, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of mortgage notes payable, the revolving credit facility, and the senior unsecured term loan are based on the Company's assumptions of market interest rates and terms available incorporating the Company's credit risk.

15. Commitments and Contingencies

        Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. In addition, we enter into contracts for company-wide improvements that are ancillary to revenue generation. At December 31, 2014, we had open commitments related to construction contracts of approximately $29.0 million.

        Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At December 31, 2014, we had open commitments related to these contracts of approximately $11.9 million.

        We have agreed with affiliates of the Carlyle Group that have directly or indirectly contributed their interests in the properties in our portfolio to our Operating Partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor's tax liabilities, based on an assumed tax rate, with respect to built-in-gains generated from the initial contribution. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the Operating Partnership units that were issued to them in connection with the contribution of these properties.

        From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matter to which we currently are a party, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial condition, cash flows or results of operations.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

16. Quarterly Financial Information (unaudited)

        The table below reflects the selected quarterly information for the years ended December 31, 2014, and 2013 (in thousands except share data):

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$72,492	$70,515	$65,682	$63,731
Operating income	12,477	10,372	12,029	9,309
Net income	12,306	8,990	10,638	8,118
Net income attributable to common shares	4,664	3,147	3,883	2,733
Net income per share attributable to common shares—basic	$0.22	$0.15	$0.18	$0.13

Net income per share attributable to common shares—diluted	$0.21	$0.14	$0.18	$0.13

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$61,440	$60,635	$57,667	$55,091
Operating income	9,740	9,259	8,866	6,805
Net income	9,029	8,509	7,879	6,195
Net income attributable to common shares	3,135	2,901	2,618	1,849
Net income per share attributable to common shares—basic	$0.15	$0.14	$0.13	$0.08

Net income per share attributable to common shares—diluted	$0.15	$0.14	$0.12	$0.08

CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

					Gross Amount Carried at December 31, 2014
		Initial Cost
				Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation at December 31, 2014
Property Name	Location	Land	Building and Improvements		Land	Building and Improvements	Total		Year Acquired or Leased
	(In thousands)
SV1	San Jose, CA	$6,863	$91,719	$34,463	$6,863	$126,182	$133,045	$17,657	2010
SV2	Milpitas, CA	5,086	5,046	21,443	5,086	26,489	31,575	12,564	2006
SV3	Santa Clara, CA	3,972	3,482	43,836	3,972	47,318	51,290	20,439	2007
SV4	Santa Clara, CA	4,442	3,716	85,248	4,442	88,964	93,406	15,737	2007
SV5	Santa Clara, CA	2,370	—	20,604	2,544	20,430	22,974	624	2007
Santa Clara Campus	Santa Clara, CA	9,116	9,240	12,176	8,173	22,359	30,532	2,188	2007
BO1	Somerville, MA	6,100	26,748	54,314	5,154	82,008	87,162	30,147	2007
NY1	New York, NY	—	—	33,745	—	33,745	33,745	13,549	2007
NY2	Secaucus, NJ	4,952	18,408	93,279	1,158	115,481	116,639	2,851	2013
VA1	Reston, VA	6,903	32,939	82,917	6,903	115,856	122,759	34,354	2007
VA2	Reston, VA	5,197	—	77,501	—	82,698	82,698	—	2007
DC1	Washington, DC	—	4,797	3,255	—	8,052	8,052	3,223	2010
CH1	Chicago, IL	5,493	49,522	35,585	5,493	85,107	90,600	16,254	2010
LA1	Los Angeles, CA	—	41,099	22,468	—	63,567	63,567	19,438	2010
LA2	Los Angeles, CA	28,467	94,114	41,773	28,467	135,887	164,354	24,213	2010
MI1	Miami, FL	728	9,325	983	728	10,308	11,036	1,900	2010
DE1	Denver, CO	—	37	2,042	—	2,079	2,079	391	2012
DE2	Denver, CO	—	4	1,031	—	1,035	1,035	449	2012

Total		$89,689	$390,196	$666,663	$78,983	$1,067,565	$1,146,548	$215,978

        None of our properties are encumbered as of December 31, 2014.

        The aggregate cost of the total properties for federal income tax purposes was approximately $1,032.9 million (unaudited) as of December 31, 2014.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

        The following table reconciles the historical cost and accumulated depreciation of the CoreSite Realty Corporation properties for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(In thousands)
Property
Balance, beginning of period	$1,048,525	$829,508	$741,981
Additions—property acquisitions	—	23,360
Additions—improvements	98,969	195,657	87,527
Deduction—cost of land disposal	(946)	—	—

Balance, end of period	$1,146,548	$1,048,525	$829,508

Accumulated Depreciation
Balance, beginning of period	$155,704	$105,433	$64,428
Additions, net of disposals	60,274	50,271	41,005

Balance, end of period	$215,978	$155,704	$105,433

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

        As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2014, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

        KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report which is included on page 59 of this Annual Report.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be included in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, to be filed no later than April 30, 2015, and is incorporated herein by reference.

        Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2015 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be included in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, to be filed no later than April 30, 2015, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be included in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, to be filed no later than April 30, 2015, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be included in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, to be filed no later than April 30, 2015, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 will be included in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, to be filed no later than April 30, 2015, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Annual Report or incorporated by reference:

(1)
Our consolidated financial statements are provided under Item 8 of this Annual Report.

(2)
Schedule III—Real Estate and Accumulated Depreciation is included herein at page 87. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation—7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(12)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite, L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.8	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.9	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.10	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.11	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.12	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)

Exhibit Number	Description
10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.16	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(9)
10.17	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(9).
10.18	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.19	Form of Restricted Stock Agreement.(3)*
10.20	Form of Restricted Unit Agreement.(1)*
10.21	Form of Management Rights Agreement.(1)*
10.22	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.23	Employment Agreement between CoreSite L.L.C and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.24	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.25
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
10.26
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.27
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.28	2014 Executive Short-Term Incentive Plan.(11)*

Exhibit Number	Description
10.29	Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, the other lenders party thereto and other lenders that may become parties thereto, Royal Bank of Canada, as administrative agent, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(14)
10.30
First Amendment to Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto.(14)
10.31	Amended and Restated Non-Employee Director Compensation Policy.(15)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	Subsidiaries of CoreSite Realty Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(9)
Incorporated by reference to our Current Report on Form 8-K filed on November 2, 2012.

(10)
Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.

(11)
Incorporated by reference to the Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on April 25, 2014.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014.

(15)
Incorporated by reference to our Annual Report on Form 10-K filed on February 14, 2014

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2015	CORESITE REALTY CORPORATION
	By:	/s/ THOMAS M. RAY Thomas M. Ray President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. RAY Thomas M. Ray	President and Chief Executive Officer (Principal Executive Officer) and Director	February 13, 2015
/s/ JEFFREY S. FINNIN Jeffrey S. Finnin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2015
/s/ ROBERT G. STUCKEY Robert G. Stuckey	Chairman of the Board of Directors	February 13, 2015
/s/ JAMES A. ATTWOOD, JR. James A. Attwood, Jr.	Director	February 13, 2015
/s/ MICHAEL KOEHLER Michael Koehler	Director	February 13, 2015
/s/ PAUL E. SZUREK Paul E. Szurek	Director	February 13, 2015
/s/ J. DAVID THOMPSON J. David Thompson	Director	February 13, 2015
/s/ DAVID A. WILSON David A. Wilson	Director	February 13, 2015

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation—7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(12)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite, L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.8	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.9	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.10	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.11	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.12	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.16	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(9)
10.17	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(9).

Exhibit Number	Description
10.18	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.19	Form of Restricted Stock Agreement.(3)*
10.20	Form of Restricted Unit Agreement.(1)*
10.21	Form of Management Rights Agreement.(1)*
10.22	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.23	Employment Agreement between CoreSite L.L.C and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.24	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.25
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
10.26
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.27
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.28	2013 Executive Short-Term Incentive Plan.(11)*
10.29
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
10.30
First Amendment to Second Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto.(14)
10.31	Amended and Restated Non-Employee Director Compensation Policy.(15)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1	Subsidiaries of CoreSite Realty Corporation.

Exhibit Number	Description
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(9)
Incorporated by reference to our Current Report on Form 8-K filed on November 2, 2012.

(10)
Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.

(11)
Incorporated by reference to the Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on April 25, 2014.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014.

(15)
Incorporated by reference to our Annual Report on Form 10-K filed on February 14, 2014