Form 10-Q
period 2015-03-31
CoreSite Realty Corp
filed 2015-04-24
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding at April 22, 2015, was 22,019,669.

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Investments in real estate:
Land	$80,398	$78,983
Buildings and improvements	928,562	888,966
	1,008,960	967,949
Less: Accumulated depreciation and amortization	(231,987)	(215,978)
Net investment in operating properties	776,973	751,971
Construction in progress	165,154	178,599
Net investments in real estate	942,127	930,570
Cash and cash equivalents	12,058	10,662
Accounts and other receivables, net of allowance for doubtful accounts of $160 and $112 as of March 31, 2015, and December 31, 2014, respectively	10,715	10,290
Lease intangibles, net of accumulated amortization of $12,121 and $14,477 as of March 31, 2015, and December 31, 2014, respectively	6,424	7,112
Goodwill	41,191	41,191
Other assets, net	73,772	75,600
Total assets	$1,086,287	$1,075,425

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$233,750	$218,500
Senior unsecured term loan	100,000	100,000
Accounts payable and accrued expenses	44,666	42,463
Accrued dividends and distributions	22,374	22,355
Deferred rent payable	8,751	8,985
Acquired below-market lease contracts, net of accumulated amortization of $4,802 and $4,688 as of March 31, 2015, and December 31, 2014, respectively	5,349	5,576
Unearned revenue, prepaid rent and other liabilities	21,800	19,205
Total liabilities	436,690	417,084
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of March 31, 2015, and December 31, 2014	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 22,022,535 and 21,757,366 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	214	212
Additional paid-in capital	277,181	275,038
Accumulated other comprehensive loss	(574)	(125)
Distributions in excess of net income	(72,202)	(67,538)
Total stockholders’ equity	319,619	322,587
Noncontrolling interests	329,978	335,754
Total equity	649,597	658,341
Total liabilities and equity	$1,086,287	$1,075,425

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Data center revenue:
Rental revenue	$41,323	$34,899
Power revenue	19,669	16,002
Interconnection revenue	10,215	8,059
Tenant reimbursement and other	1,416	2,756
Office, light-industrial and other revenue	2,134	2,015
Total operating revenues	74,757	63,731
Operating expenses:
Property operating and maintenance	19,780	16,289
Real estate taxes and insurance	1,935	2,966
Depreciation and amortization	22,816	17,882
Sales and marketing	3,782	3,588
General and administrative	7,865	7,705
Rent	5,243	5,066
Impairment of internal-use software	—	922
Transaction costs	—	4
Total operating expenses	61,421	54,422
Operating income	13,336	9,309
Gain on real estate disposal	36	—
Interest income	2	2
Interest expense	(1,265)	(1,173)
Income before income taxes	12,109	8,138
Income tax expense	(49)	(20)
Net income	$12,060	$8,118
Net income attributable to noncontrolling interests	5,408	3,301
Net income attributable to CoreSite Realty Corporation	$6,652	$4,817
Preferred stock dividends	(2,084)	(2,084)
Net income attributable to common shares	$4,568	$2,733
Net income per share attributable to common shares:
Basic	$0.21	$0.13
Diluted	$0.21	$0.13
Weighted average common shares outstanding
Basic	21,372,157	20,992,758
Diluted	21,978,307	21,521,838

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$12,060	$8,118
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(1,309)	518
Reclassification of other comprehensive income to interest expense	328	118
Comprehensive income	11,079	8,754
Comprehensive income attributable to noncontrolling interests	4,876	3,649
Comprehensive income attributable to CoreSite Realty Corporation	$6,203	$5,105

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Loss	Net Income	Equity	Interests	Equity
Balance at January 1, 2015	$115,000	21,757,366	$212	$275,038	$(125)	$(67,538)	$322,587	$335,754	$658,341
Issuance of stock awards, net of forfeitures	—	244,882	—	—	—	—	—	—	—
Exercise of stock options	—	20,287	1	448	—	—	449	—	449
Share-based compensation	—	—	1	1,695	—	—	1,696	—	1,696
Dividends declared on preferred stock	—	—	—	—	—	(2,084)	(2,084)	—	(2,084)
Dividends and distributions	—	—	—	—	—	(9,232)	(9,232)	(10,652)	(19,884)
Net income	—	—	—	—	—	6,652	6,652	5,408	12,060
Other comprehensive loss	—	—	—	—	(449)	—	(449)	(532)	(981)
Balance at March 31, 2015	$115,000	22,022,535	$214	$277,181	$(574)	$(72,202)	$319,619	$329,978	$649,597

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,060	$8,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,816	17,882
Amortization of above/below market leases	(128)	(70)
Amortization of deferred financing costs	294	580
Gain on land disposal	(36)	—
Share-based compensation	1,569	1,716
Bad debt expense	78	285
Changes in operating assets and liabilities:
Accounts receivable	(503)	(400)
Deferred rent receivable	(581)	(473)
Deferred leasing costs	(3,779)	(800)
Other assets	(1,963)	(1,006)
Accounts payable and accrued expenses	(459)	(2,988)
Unearned revenue, prepaid rent and other liabilities	1,614	3,982
Deferred rent payable	(234)	(117)
Net cash provided by operating activities	30,748	26,709
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(1,852)	(2,300)
Real estate improvements	(23,660)	(27,747)
Proceeds from real estate disposal	2,410	—
Net cash used in investing activities	(23,102)	(30,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	449	214
Proceeds from revolving credit facility	15,250	26,750
Payments on revolving credit facility	—	(41,000)
Proceeds from senior unsecured term loan	—	100,000
Repayments of mortgage loans payable	—	(58,250)
Payments of loan fees and costs	—	(997)
Dividends and distributions	(21,949)	(18,539)
Net cash provided (used) by financing activities	(6,250)	8,178
Net change in cash and cash equivalents	1,396	4,840
Cash and cash equivalents, beginning of period	10,662	5,313
Cash and cash equivalents, end of period	$12,058	$10,153
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$1,103	$756
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$17,419	$14,965
Accrual of dividends and distributions	$22,374	$18,686

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of March 31, 2015, the Company owns a 45.8% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 54.2% interest in our Operating Partnership. See additional discussion in Note 8.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the expected results for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany balances and transactions have been eliminated.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The standard permits the use of either modified retrospective or cumulative effect transition method. We have not elected early adoption and we are currently evaluating the impact of the provisions of ASU 2015-02 on our consolidation policies as well as the transition method to be used to implement ASU 2015-02.

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

Adjustments and Reclassifications

Certain immaterial amounts included in the condensed consolidated financial statements for 2014 have been reclassified to conform to the 2015 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.3 million and $1.2 million for the three months ended March 31, 2015, and 2014, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $18.0 million and $15.1 million for the three months ended March 31, 2015, and 2014, respectively.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense and amortization for lease origination costs and customer relationships are recorded as amortization expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for either the three months ended March 31, 2015, or 2014.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2015, and December 31, 2014, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for either the three months ended March 31, 2015, or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including leasing agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Internal sales commissions	$13,931	$13,171
Third party commissions	13,315	13,665
External legal counsel	464	393
Total	$27,710	$27,229

Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and the amortization is included as a component of interest expense.

In March 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the current imputation of interest guidance. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We have not elected early adoption and we are currently evaluating the impact of the provisions of ASU 2015-03 on our balance sheet presentation.

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three months ended March 31, 2015, and 2014, no impairment of long-lived assets was recognized.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. During the three months ended March 31, 2015, and 2014, respectively, zero and $0.9 million impairment was recognized (related to internal use software) in the condensed consolidated statements of operations.

Revenue Recognition

All customer leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the noncancelable term of the agreements. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable. If a lease terminates prior to its stated expiration, the deferred rent receivable relating to that lease is written off as a reduction of rental revenue.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For each of the three month periods ended March 31, 2015, and 2014, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At March 31, 2015, and December 31, 2014, the allowance for doubtful accounts totaled $0.2 million and $0.1 million, respectively.

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of ASC 606 on our revenue recognition policies as well as the transition method to be used to implement this guidance.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At both March 31, 2015, and December 31, 2014, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $2.3 million.

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

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying condensed consolidated financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass-through entities. The allocable share of taxable income is included in the income tax returns of its stockholders. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2015, and December 31, 2014, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased at March 31, 2015 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$126,190	$902	$133,955
SV2	Milpitas, CA	5,086	26,559	700	32,345
SV3	Santa Clara, CA	3,972	47,283	328	51,583
SV4	Santa Clara, CA	4,501	89,230	223	93,954
SV5	Santa Clara, CA	2,544	20,430	—	22,974
Santa Clara Campus(1)	Santa Clara, CA	8,173	8,182	14,491	30,846
BO1	Somerville, MA	5,154	81,777	295	87,226
NY1*	New York, NY	—	34,094	125	34,219
NY2	Secaucus, NJ	1,158	45,364	77,655	124,177
VA1	Reston, VA	6,903	113,168	4,268	124,339
VA2	Reston, VA	1,356	32,401	56,983	90,740
DC1*	Washington, DC	—	7,924	169	8,093
CH1	Chicago, IL	5,493	84,260	5,434	95,187
LA1*	Los Angeles, CA	—	62,164	2,508	64,672
LA2	Los Angeles, CA	28,467	135,587	1,025	165,079
MI1	Miami, FL	728	10,305	30	11,063
DE1*	Denver, CO	—	2,604	13	2,617
DE2*	Denver, CO	—	1,040	5	1,045
Total		$80,398	$928,562	$165,154	$1,174,114

*                      Indicates properties in which we hold a leasehold interest.

(1)              This campus includes office and light-industrial buildings and land held for development in Santa Clara, California.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Deferred leasing costs	$27,710	$27,229
Deferred rent receivable	22,091	21,510
Corporate furniture, fixtures and equipment	7,181	7,474
Internal-use software	8,048	7,980
Deferred financing costs	2,127	2,421
Other	6,615	8,986
Total	$73,772	$75,600

5. Debt

A summary of outstanding indebtedness as of March 31, 2015, and December 31, 2014, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2015	2014
Revolving credit facility	2.18% and 2.17% at March 31, 2015, and December 31, 2014, respectively	January 3, 2017	$233,750	$218,500
Senior unsecured term loan	3.23% at March 31, 2015, and at December 31, 2014	January 31, 2019	100,000	100,000
Total principal outstanding			$333,750	$318,500

Revolving Credit Facility

On January 3, 2013, our Operating Partnership and certain subsidiary co-borrowers entered into a second amended and restated senior unsecured revolving credit facility (as amended the “Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement maturity date is January 3, 2017, with a one-time extension option, which, if exercised, would extend the maturity date to January 3, 2018. The exercise of the extension option is subject to the payment of an extension fee equal to 25 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $405 million to $500 million, under specified circumstances.

Under the Credit Agreement, borrowings bear interest at a variable rate per annum equal to either (i) LIBOR plus 200 basis points to 275 basis points, or (ii) a base rate plus 100 basis points to 175 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2015, the Operating Partnership’s leverage ratio was 17.1% and the interest rate was LIBOR plus 200 basis points.

The total amount available for borrowings under the Credit Agreement is subject to the lesser of the facility amount or the availability calculated based on our unencumbered asset pool. As of March 31, 2015, the borrowing capacity was $405 million. As of March 31, 2015, $233.8 million was borrowed and outstanding, $7.3 million was outstanding under letters of credit and $163.9 million remained available for us to borrow under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of March 31, 2015, was 17.1%;

•                  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of March 31, 2015, was 0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.00, which, as of March 31, 2015, was 8.8 to 1.00; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of March 31, 2015, was 11.8%.

As of March 31, 2015, we were in compliance with all of the covenants under the Credit Agreement.

Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (as amended the “Term Loan”). The Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The Term Loan ranks pari passu with our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of March 31, 2015, we were in compliance with all of the covenants under the Term Loan.

The borrowings under the Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2015, the Operating Partnership’s leverage ratio was 17.1% and the interest rate was LIBOR plus 175 basis points.

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

Debt Maturities

The following table summarizes the amount of our outstanding debt as of March 31, 2015, when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2015	$—
2016	—
2017	233,750
2018	—
2019	100,000
2020	—
Total	$333,750

6. Derivatives and Hedging Activities

On February 3, 2014, we entered into a $100 million five-year interest rate swap agreement to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on $100 million of one-month LIBOR variable rate debt. The interest rate swap was designated for hedge accounting. This interest rate swap is our only derivative outstanding as of March 31, 2015, and December 31, 2014.

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement to protect against adverse fluctuation in interest rates by reducing our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt. The agreement was designated for hedge accounting and will be effective May 5, 2015.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015, and 2014, the amount recorded in other comprehensive income related to the unrealized gain or loss on derivative contracts was a loss of $1.3 million and a gain of $0.5 million, respectively. The amount reclassified out of other comprehensive income into interest expense on the condensed consolidated statements of operations was $0.3 million and $0.1 million for the three months ended March 31, 2015, and 2014, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015, and 2014, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning April 1, 2015, we estimate that $1.2 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had a $1.3 million and $0.3 million derivative liability recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheet as of March 31, 2015, and December 31, 2014, respectively.

7. Stockholders’ Equity

We paid the following dividends per share on our Series A Cumulative Preferred Stock and common stock during the three months ended March 31, 2015:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Stock
March 12, 2015	March 31, 2015	April 15, 2015	$0.4531	(1)	$0.42

(1) Dividend covers the period from January 15, 2015, to April 14, 2015.

8. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. The current holders of common Operating Partnership units are eligible to have the common Operating Partnership units redeemed for registered or unregistered common stock on a one-for-one basis or cash, at our option.

In connection with the issuance by the Company of its 7.25% Series A Cumulative Redeemable Preferred Stock on December 12, 2012, the Operating Partnership issued 4,600,000 7.25% Series A Cumulative Redeemable Preferred Operating Partnership units to the Company. Preferred Operating Partnership units rank senior to the common Operating Partnership units held by both the Company and noncontrolling interests.

The following table shows the ownership interests in the Operating Partnership as of March 31, 2015, and December 31, 2014:

	March 31, 2015		December 31, 2014
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
The Company	21,418,289	45.8%	21,287,191	45.6%
Noncontrolling interests	25,360,847	54.2%	25,360,847	54.4%
Total	46,779,136	100.0%	46,648,038	100.0%

For each share of common stock issued by the Company, the Operating Partnership issues an equivalent common Operating Partnership unit to the Company. During the three months ended March 31, 2015, the Company issued 131,098 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to the Company by the Operating Partnership.

Holders of common Operating Partnership units of record as of March 31, 2015, received quarterly distributions of $0.42 per unit, payable in correlation with declared dividends on common stock.

The redemption value of the noncontrolling interests at March 31, 2015, was $1,234.6 million based on the closing price of the Company’s common stock of $48.68 on that date.

9. Equity Incentive Plan

The Company’s Board of Directors has adopted and, with the approval of the Company’s stockholders, amended the 2010 Equity Incentive Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of March 31, 2015, 3,318,347 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

The following table sets forth stock option activity under the 2010 Plan for the three months ended March 31, 2015:

	Number of Shares Subject to Options	Weighted- Average Exercise Price
Options outstanding, December 31, 2014	758,095	$20.94
Granted	—	—
Exercised	(20,287)	22.13
Forfeited	(562)	15.23
Expired	(282)	15.23
Options outstanding, March 31, 2015	736,964	$20.91

The following table sets forth the number of shares subject to options that are unvested as of March 31, 2015, and the fair value of these options at the grant date:

	Number of Shares Subject to Options	Weighted- Average Fair Value at Grant Date
Unvested balance, December 31, 2014	283,964	$7.75
Granted	—	—
Forfeited	(562)	4.89
Vested	(116,780)	6.43
Unvested balance, March 31, 2015	166,622	$8.67

As of March 31, 2015, total unearned compensation on options was approximately $1.0 million, and the weighted-average vesting period was 1.4 years.

Restricted Awards and Units

During the three months ended March 31, 2015, the Company granted 176,269 shares of restricted stock which had a fair value of $8.4 million as of the date of grant. Also during the three months ended March 31, 2015, the Company issued 428 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not shares of the Company’s common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock and RSU awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted- Average Fair Value at Grant Date
Unvested balance, December 31, 2014	394,016	$29.10
Granted	176,697	47.49
Forfeited	(2,749)	28.17
Vested	(111,143)	27.24
Unvested balance, March 31, 2015	456,821	$36.67

As of March 31, 2015, total unearned compensation on restricted awards was approximately $15.1 million, and the weighted-average vesting period was 2.5 years.

Performance Stock Awards

The Company grants long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on the Company’s achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period, and the number of shares earned under the PSAs may range from 0% to 150% for 2014 grants and from 25% to 175% for 2015 grants. The PSAs are earned as follows: (i) 20% of the PSAs are eligible to be earned upon TSR achievement in year one of the performance period, (ii) 20% of the PSAs are eligible to be earned upon TSR achievement in year two of the performance period, (iii) 20% of the PSAs are eligible to be earned upon TSR achievement in year three of the performance period, and (iv) 40% of the PSAs are eligible to be earned upon a cumulative TSR achievement over the three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period provided that the holder continues to be employed by the Company at the end of the three-year performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the three-year performance period. The PSAs initially are granted and issued at the highest target amount and thereafter are forfeited to the extent vesting conditions are not met.

On March 4, 2014, the Company granted 91,335 PSAs equal to 150% of the target amount, with an aggregate value of $1.6 million on the grant date. The PSAs, in addition to a service condition, are subject to the Company’s performance versus the MSCI US REIT Index which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSAs are amortized on a straight-line basis over the vesting period. During the three months ended March 31, 2015, no PSAs were forfeited due to termination of service.

On March 3, 2015, the Company granted 78,551 PSAs equal to 175% of the target amount, with an aggregate value of $2.7 million on the grant date. The PSAs, in addition to a service condition, are subject to the Company’s performance versus the MSCI US REIT Index which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSAs are amortized on a straight-line basis over the vesting period. During the three months ended March 31, 2015, no PSAs were forfeited due to termination of service.

As of March 31, 2015, total unearned compensation on PSAs was approximately $3.6 million, and the weighted-average vesting period was 2.4 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the three months ended March 31, 2015, and 2014.

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	2.83	2.83
Expected volatility	25.51%	32.98%
Expected annual dividend	—	—
Risk-free rate	1.02%	0.64%

10. Earnings Per Share

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common stock outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common stock consist of shares issuable under the 2010 Plan. The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shares	$4,568	$2,733
Weighted-average common shares outstanding - basic	21,372,157	20,992,758
Effect of potentially dilutive common shares:
Stock options	382,603	364,158
Unvested awards	223,547	164,922
Weighted-average common shares outstanding - diluted	21,978,307	21,521,838
Net income per share attributable to common shares
Basic	$0.21	$0.13
Diluted	$0.21	$0.13

In the calculations above, we have excluded weighted-average potentially dilutive securities of 70,153 and 262,473 for the three months ended March 31, 2015, and 2014, respectively, as their effect would have been antidilutive.

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

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, interest rate swaps, the revolving credit facility, the senior unsecured term loan, interest payable and accounts payable. The carrying values of cash and cash equivalents, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these financial instruments. Interest rate swaps are carried at fair value.

The Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Operating Partnership and its counterparties. As of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolio. As a result, the Company classifies its derivative valuation in Level 2 of the fair value hierarchy.

The total balance of our revolving credit facility and senior unsecured term loan was $333.8 million as of March 31, 2015, with a fair value that approximated book value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loan are based on the Company’s assumptions of market interest rates and terms available incorporating the Company’s credit risk.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. In addition, we enter into contracts for company-wide improvements that are ancillary to revenue generation. At March 31, 2015, we had open commitments related to construction contracts of approximately $19.0 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At March 31, 2015, we had open commitments related to these contracts of approximately $11.4 million.

In April 2015, CoreSite executed a lease and began construction on a 100% pre-leased, 136,580 square-foot powered shell on land CoreSite owns on the company’s Santa Clara campus, which will be known as SV6. CoreSite has incurred $1.2 million of the estimated $27.0 million required to complete the project, and expects to deliver the build-to-suit to a strategic customer in the first half of 2016.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission, or SEC, pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Unless the context requires otherwise, references in this Quarterly Report to “we,” “our,” “us” and “our company” refer to CoreSite Realty Corporation, a Maryland corporation, together with our consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which we are the sole general partner and to which we refer in this Quarterly Report as our “Operating Partnership.”

We are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the New York, Northern Virginia and San Francisco Bay areas, Los Angeles, Chicago, Boston, Miami and Denver.

We deliver secure, reliable, high-performance data center solutions across eight key North American markets. We connect, protect and deliver a reliable performance environment and continued operation of mission-critical data and information technology infrastructure for more than 800 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers.

Our focus is to bring together a network and cloud community to support the needs of enterprises, and create a diverse customer ecosystem. Our growth strategy includes (i) increasing cash flow of in-place data center space, (ii) capitalizing on embedded expansion opportunities, (iii) selectively pursuing acquisition and development opportunities in new and existing markets, (iv) expanding existing customer relationships, and (v) attracting new customers.

Our Portfolio

As of March 31, 2015, our property portfolio included 17 operating data center facilities and multiple development projects which collectively comprise over 2.8 million net rentable square feet (“NRSF”), of which approximately 1.5 million NRSF is existing data center space. The 0.9 million NRSF of development projects includes entitled land and space available for development and construction of new facilities. We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our properties as of March 31, 2015:

	Data Center Operating NRSF (1)							Development	Total
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	NRSF
Market/Facilities	Annualized Rent ($000)(4)	Total	Percent Occupied(5)	Total(7)	Percent Occupied(5)	Total	Percent Occupied(5)	Total	Total Portfolio
Los Angeles
One Wilshire Campus
LA1*	$25,304	139,053	82.8%	—	—%	139,053	82.8%	—	139,053
LA2	18,887	191,202	87.0	33,711	4.2	224,913	74.6	199,978	424,891
Los Angeles Total	44,191	330,255	85.3	33,711	4.2	363,966	77.7	199,978	563,944
San Francisco Bay
SV1	6,814	84,045	83.5	—	—	84,045	83.5	—	84,045
SV2	8,189	76,676	87.2	—	—	76,676	87.2	—	76,676
Santa Clara Campus	26,822	237,316	91.6	14,857	74.4	252,173	90.5	302,580	554,753
San Francisco Bay Total	41,825	398,037	89.0	14,857	74.4	412,894	88.5	302,580	715,474
Northern Virginia									—
VA1	25,583	201,719	87.6	—	—	201,719	87.6	—	201,719
VA2	—	—	—	44,036	—	44,036	—	144,411	188,447
DC1*	3,085	22,137	89.3	—	—	22,137	89.3	—	22,137
Northern Virginia Total	28,668	223,856	87.7	44,036	—	267,892	73.3	144,411	412,303
Boston
BO1	14,269	166,026	99.4	—	—	166,026	99.4	87,650	253,676
Chicago
CH1	13,188	146,463	88.2	20,240	28.1	166,703	80.9	11,704	178,407
New York
NY1*	5,858	48,404	73.4	—	—	48,404	73.4	—	48,404
NY2	3,172	—	—	52,692	66.7	52,692	66.7	183,558	236,250
New York Total	9,030	48,404	73.4	52,692	66.7	101,096	69.9	183,558	284,654
Miami
MI1	1,817	30,176	80.9	—	—	30,176	80.9	13,154	43,330
Denver
DE1*	1,053	5,878	90.1	—	—	5,878	90.1	—	5,878
DE2*	329	5,140	64.2	—	—	5,140	64.2	—	5,140
Denver Total	1,382	11,018	78.0	—	—	11,018	78.0	—	11,018
Total Data Center	$154,370	1,354,235	88.2%	165,536	32.2%	1,519,771	82.1%	943,035	2,462,806

Office and Light-Industrial(6)	7,014	358,648	74.9	—	—	358,648	74.9	—	358,648
Total Portfolio	$161,384	1,712,883	85.5%	165,536	32.2%	1,878,419	80.8%	943,035	2,821,454

* Indicates properties in which we hold a leasehold interest.

(1)          Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties.

(2)          Pre-stabilized NRSF represents projects/facilities which recently have been developed and are in the initial lease-up phase. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

(3)          Represents incremental data center capacity currently vacant in existing facilities and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space. In addition to the amounts above, we may develop an additional 100,000 NRSF at NY2 upon receipt of the necessary entitlements.

(4)          Represents the monthly contractual rent under existing commenced customer leases as of March 31, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $165.6 million as of March 31, 2015, which reflects the addition of $4.2 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases.

(5)          Includes customer leases that have commenced and are occupied as of March 31, 2015. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of March 31, 2015. The percent occupied for data center stabilized space would have been 90.6%, rather than 88.2%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including data center stabilized space, pre-stabilized space and office and light-industrial space, would have been 85.0%, rather than 80.8%, if all leases signed in current and prior periods had commenced.

(6)          Represents space that is currently occupied or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial uses.

(7)          VA2 Phase 1, which consists of 44,036 NRSF classified as pre-stabilized data center, is 100% leased to a single customer as of March 31, 2015. The customer lease commenced on April 1, 2015.

The following table shows the March 31, 2015, same store operating statistics for space within each data center facility that was leased or available to be leased as of December 31, 2013, and excludes space for which development was completed and became available to be leased after December 31, 2013. We track same store space leased or available to be leased at the computer room level within each data center facility. For comparison purposes, the operating activity totals as of December 31, 2014, and 2013, for this space are provided at the bottom of this table.

	Same Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
Market/Facilities	Annualized Rent ($000)(1)	Total	Percent Occupied(2)	Total	Percent Occupied(2)	Total	Percent Occupied(2)
Los Angeles
One Wilshire Campus
LA1*	$25,453	139,053	82.8%	4,373	82.8%	143,426	82.8%
LA2	18,821	191,202	87.0	7,029	85.7	198,231	87.0
Los Angeles Total	44,274	330,255	85.3	11,402	84.6	341,657	85.2

San Francisco Bay
SV1	11,540	84,045	83.5	206,255	79.4	290,300	80.6
SV2	8,189	76,676	87.2	—	—	76,676	87.2
Santa Clara Campus	27,250	252,173	90.5	34,548	82.8	286,721	89.6
San Francisco Bay Total	46,979	412,894	88.5	240,803	79.9	653,697	85.3

Northern Virginia
VA1	26,633	201,719	87.6	61,050	78.4	262,769	85.4
DC1*	3,085	22,137	89.3	—	—	22,137	89.3
Northern Virginia Total	29,718	223,856	87.7	61,050	78.4	284,906	85.7

Boston
BO1	14,527	166,026	99.4	19,495	61.6	185,521	95.4

Chicago
CH1	13,263	166,703	80.9	4,946	66.7	171,649	80.5

New York
NY1*	5,870	48,404	73.4	209	100.0	48,613	73.5
NY2	1,880	18,103	75.1	—	—	18,103	75.1
New York Total	7,750	66,507	73.8	209	100.0	66,716	73.9

Miami
MI1	1,837	30,176	80.9	1,934	57.1	32,110	79.5

Denver
DE1*	818	4,726	87.7	—	—	4,726	87.7
DE2*	329	5,140	64.2	—	—	5,140	64.2
Denver Total	1,147	9,866	75.5	—	—	9,866	75.5

Total Facilities at March 31, 2015(3)	$159,495	1,406,283	87.1%	339,839	78.4%	1,746,122	85.4%

Total Facilities at December 31, 2014	$155,731		85.5%		78.5%		84.1%

Total Facilities at December 31, 2013	$136,856		77.7%		77.8%		77.7%

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

(3) The percent occupied for data center space, office and light-industrial space, and total space would have been 89.4%, 79.2% and 87.4%, respectively, if all leases signed in current and prior periods had commenced.

Same store annualized rent increased to $159.5 million at March 31, 2015, compared to $155.7 million at December 31, 2014. The $3.8 million annualized rent increase is due primarily to a 6.2% increase in data center occupancy in the Northern Virginia area.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes NRSF under construction and NRSF held for development throughout our portfolio as of March 31, 2015:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
Los Angeles
One Wilshire Campus
LA2	—	199,978	199,978
San Francisco Bay
Santa Clara Campus(3)	136,580	200,000	336,580
Northern Virginia
VA2	48,137	96,274	144,411
Boston
BO1	15,149	72,501	87,650
Chicago
CH1	11,704	—	11,704
New York
NY2(4)	49,050	134,508	183,558
Miami
MI1	—	13,154	13,154
Total Facilities	260,620	716,415	977,035

(1)            Represents NRSF for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and  is subject to change based on final demising of space.

(2)            Represents incremental data center capacity currently vacant in existing facilities and entitled land in our portfolio that requires significant capital investment in order to develop into data center facilities.

(3)            Our Santa Clara Campus includes 336,580 developable NRSF of which 34,000 NRSF is currently operating as office and light-industrial space as of March 31, 2015. On April 3, 2015, we began construction on 136,580 NRSF at this campus pursuant to the terms of a lease entered into on the same date with a strategic customer for a 100% pre-leased powered shell, which will be known as SV6. We expect to deliver SV6 during the first half of 2016.

(4)            We may develop up to 283,558 NRSF at NY2.  This includes the undeveloped existing shell building of 183,558 NRSF set forth in the table above and an additional 100,000 NRSF of data center space that we may develop upon our receipt of the necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Data center expansion	$21,078
Non-recurring investments	3,872
Tenant improvements	2,197
Recurring capital expenditures	1,981
Total capital expenditures	$29,128

During the three months ended March 31, 2015, we incurred approximately $29.1 million of capital expenditures, of which approximately $21.1 million related to new data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments.

Of the $21.1 million of capital expenditures related to new data center expansion activities, we incurred approximately $15.2 million on NY2 and VA2. During the three months ended March 31, 2015, we placed into service 44,036 NRSF at VA2. We also incurred an additional $5.9 million of capital expenditures to add capacity in new computer rooms at CH1, develop a new data center at the Santa Clara Campus and other activities during the three months ended March 31, 2015.

During the three months ended March 31, 2015, we incurred approximately $3.9 million in non-recurring investments, of which $1.2 million is a result of internal IT system development and the remaining $2.7 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the three months ended March 31, 2015, we incurred approximately $2.2 million in tenant improvements, of which $1.2 million relates to a customer lease at our VA1 property and the remaining $1.0 million is a result of other tenant improvements at various properties.

During the three months ended March 31, 2015, we incurred approximately $2.0 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 361,344 NRSF of space currently unoccupied in our portfolio, 490 and 452 data center leases representing approximately 10.7% and 12.6% of the NRSF in our stabilized operating portfolio with current annualized rental rates of $152 per NRSF and $145 per NRSF are scheduled to expire during the remainder of 2015 and the year ending December 31, 2016, respectively. The following table sets forth a summary of the expirations for leases in place as of March 31, 2015, plus unoccupied space (excluding space held for development of under construction). The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total		of Total	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Annualized	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	Rent ($000)(2)	Rent	NRSF	($000)(3)	Expiration(4)
Unoccupied colocation	—	271,469	14.5	$—	—	$—	$—	$—
Unoccupied office and light-industrial		89,875	4.8
2015	490	201,372	10.7	30,692	19.0	152	30,749	153
2016	452	236,481	12.6	34,334	21.3	145	35,905	152
2017	353	204,592	10.9	35,225	21.8	172	37,532	184
2018	133	205,140	10.9	24,892	15.4	121	28,613	139
2019	72	163,614	8.7	12,512	7.8	76	18,745	115
2020-Thereafter	53	237,103	12.6	16,715	10.4	71	20,350	86
Office and light-industrial (5)	97	268,773	14.3	7,014	4.3	26	6,999	26
Portfolio Total / Weighted Average	1,650	1,878,419	100.0%	$161,384	100.0%	$106	$178,893	$118

(1)

Includes leases that upon expiration will automatically be renewed, primarily on a year-to-year basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)

Represents the monthly contractual rent under existing commenced customer leases as of March 31, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(3)

Represents the final monthly contractual rent under existing customer leases as of March 31, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue.

(4)

Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(5)

Of the occupied office and light industrial leases, 38,191 NRSF, 61,330 NRSF, 9,073 NRSF, 5,046 NRSF, 4,948 NRSF and 150,185 NRSF are scheduled to expire in 2015, 2016, 2017, 2018, 2019 and 2020 and thereafter, respectively, which accounts for (in thousands) $677, $1,466, $250, $137, $149 and $4,335 of annualized rent scheduled to expire during each respective period.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. During the twelve months ended March 31, 2015, we renewed an average of 45,000 NRSF per quarter at an average rental growth rate of 9.2%. Excluding space held for development, as of March 31, 2015, the occupancy rate of data center properties in our portfolio, stabilized and pre-stabilized, was 82.1% of NRSF. During the three months ended March 31, 2015, new and expansion leases totaling approximately 61,000 NRSF commenced. The following table summarizes our leasing activity during the three months ended March 31, 2015:

	Leasing Acitivty	Number of	Total Leased	Rental	Rent
	Period	Leases(1)	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	Three months ended March 31, 2015	110	60,797	$152
New/expansion leases signed	Three months ended March 31, 2015	100	54,385	$163
Renewal leases signed	Three months ended March 31, 2015	122	40,446	$179	11.4%

(1)            Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)            Total leased NRSF is determined based on contractually leased square feet for leases that have been signed or commenced on or before March 31, 2015. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)            Rental rates represent annual contractual rent per NRSF adjusted for straight-line rents in accordance with GAAP.

(4)            Rent growth represents the increase in GAAP rental rates on renewed leases commencing during the period, as compared with the previous GAAP rental rates for the same space.

Results of Operations

Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2015, and 2014. A summary of our operating results for the three months ended March 31, 2015, and 2014, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Operating revenue	$74,757	$63,731	$11,026	17.3%
Operating expense	61,421	54,422	6,999	12.9%
Operating income	13,336	9,309	4,027	43.3%
Interest expense	1,265	1,173	92	7.8%
Net income	12,060	8,118	3,942	48.6%

Operating Revenues

Operating revenues during the three months ended March 31, 2015, and 2014, were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Data center revenue:
Rental revenue	$41,323	$34,899	$6,424	18.4%
Power revenue	19,669	16,002	3,667	22.9%
Interconnection revenue	10,215	8,059	2,156	26.8%
Tenant reimbursement and other	1,416	2,756	(1,340)	-48.6%
Total data center revenue	72,623	61,716	10,907	17.7%
Office, light-industrial and other revenue	2,134	2,015	119	5.9%
Total operating revenues	$74,757	$63,731	$11,026	17.3%

A majority of the increase in operating revenues was due to a $6.4 million increase in data center rental revenue during the three months ended March 31, 2015, compared to the 2014 period. The increase in data center rental revenue is due primarily to the net commencement of new and expansion leases during the twelve months ended March 31, 2015, which increased occupied data center NRSF from 1,127,856 NRSF as of March 31, 2014, to 1,248,302 NRSF as of March 31, 2015. Commenced leases that contributed to the increase in rental revenue include a 5,694 NRSF lease at CH1, which commenced in April 2014, a 12,600 NRSF lease at SV3, which commenced in May 2014, a 12,096 NRSF lease at NY2, which commenced September 2014, a 5,506 NRSF lease at SV4, which commenced October 2014, and a 15,321 NRSF lease at VA1, which commenced January 2015. These five leases increased data center rental revenue by $1.9 million during the three months ended March 31, 2015, compared to the 2014 period, which represented 29% of the total increase in data center rental revenue. The remainder of the increase in data center revenue is due to the additional 452 leases that commenced during the twelve months ended March 31, 2015, partially offset by expiring leases that were not renewed.

Data center power revenue increased $3.7 million during the three months ended March 31, 2015, compared to the 2014 period, as a result of new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $2.2 million during the three months ended March 31, 2015, compared to the 2014 period, as a result of an increase in the volume of cross connects from new and existing customers.

Operating Expenses

Operating expenses during the three months ended March 31, 2015, and 2014, were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Property operating and maintenance	$19,780	$16,289	$3,491	21.4%
Real estate taxes and insurance	1,935	2,966	(1,031)	-34.8%
Depreciation and amortization	22,816	17,882	4,934	27.6%
Sales and marketing	3,782	3,588	194	5.4%
General and administrative	7,865	7,705	160	2.1%
Rent	5,243	5,066	177	3.5%
Impairment of internal-use software	—	922	(922)	-100.0%
Transaction costs	—	4	(4)	-100.0%
Total operating expenses	$61,421	$54,422	$6,999	12.9%

Property operating and maintenance expense increased $3.5 million as a result of an increase in power expense due to the commencement of new and expansion leases during the three months ended March 31, 2015, and an 11% increase in occupied data center NRSF from 1,127,856 NRSF as of March 31, 2014, to 1,248,302 NRSF as of March 31, 2015. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with data center expansion.

Real estate taxes and insurance decreased $1.0 million during the three months ended March 31, 2015, compared to the 2014 period, primarily as a result of a real estate tax refund related to a successful appeal of the 2007 through 2010 tax years for one of our California properties. In addition, insurance premiums decreased as a result of new insurance contracts with lower rates.

Depreciation and amortization expense increased $4.9 million as a result of an increase in depreciation expense from new capital projects placed into service and an increase in amortization expense from new deferred leasing commissions related to new leases signed and lease renewals.

Interest Expense

A summary of interest expense for the three months ended March 31, 2015, and 2014, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Interest expense and fees	$2,226	$1,762	$464	26.3%
Amortization of deferred financing costs	294	580	(286)	-49.3%
Capitalized interest	(1,255)	(1,169)	(86)	7.4%
Total interest expense	1,265	1,173	92	7.8%
Percent capitalized	49.8%	49.9%

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Net cash provided by operating activities was $30.7 million for the three months ended March 31, 2015, compared to $26.7 million for the three months ended March 31, 2014. The increase in cash provided by operating activities of $4.0 million was due primarily to growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties.

Net cash used in investing activities decreased by $6.9 million to $23.1 million for the three months ended March 31, 2015, compared to $30.0 million for the three months ended March 31, 2014. This decrease was primarily due to a reduction in cash expended on our real estate projects and proceeds from real estate disposal of $2.4 million primarily related to the Massachusetts Bay Transportation Authority acquiring 52,248 square feet of land at BO1 pursuant to an order of taking.

Net cash used in financing activities was $6.3 million for the three months ended March 31, 2015, compared to $8.2 million provided by financing activities for the three months ended March 31, 2014. The decrease of $14.4 million was primarily a result of $12.3 million less net cash proceeds from debt instruments during the three months ended March 31, 2015. The remaining decrease was due to an increase of $3.4 million in dividends and distributions paid on our common stock and Operating Partnership units during the three months ended March 31, 2015, as a result of the increased dividend from $0.35 per share or unit as of March 31, 2014, to $0.42 per share or unit as of March 31, 2015.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale unspecified various classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of March 31, 2015, we had $12.1 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $120 million to $140 million of capital investment to expand our operating data center portfolio.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. The total amount available for borrowings under our revolving credit facility is subject to the lesser of the facility amount or the availability calculated on our unencumbered asset pool. As of March 31, 2015, $233.8 million of borrowings were outstanding and up to $163.9 million of borrowing capacity remained available under our revolving credit facility. The Credit Agreement for our revolving credit facility contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $405.0 million to $500.0 million, under specified circumstances. The revolving credit facility matures on January 3, 2017.

In order to increase our liquidity resources and access to capital and meet the needs of our development plans, our Operating Partnership and certain subsidiaries entered into a $100.0 million senior unsecured term loan on January 31, 2014. The senior unsecured term loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100.0 million, to $200.0 million, under specified circumstances. The senior unsecured term loan matures on January 31, 2019.

Our long-term liquidity requirements primarily consist of the costs to fund additional phases of our current projects under development, including the Santa Clara Campus, the One Wilshire Campus, VA2, BO1, CH1 and NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion feature or entering into a new term loan. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of March 31, 2015, and December 31, 2014, is as follows (in thousands):

	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Revolving credit facility	2.18% and 2.17% at March 31, 2015, and December 31, 2014, respectively	January 3, 2017	$233,750	$218,500
Senior unsecured term loan	3.23% at March 31, 2015, and at December 31, 2014	January 31, 2019	100,000	100,000
SV1 - Mortgage loan	Repaid on January 31, 2014, and 3.67% at December 31, 2013	N/A	—	—
Total principal outstanding			$333,750	$318,500

As of March 31, 2015, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loan. For additional information with respect to our outstanding indebtedness as of March 31, 2015, and December 31, 2014, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$12,060	$8,118
Real estate depreciation and amortization	20,253	16,836
Gain on land disposal	(36)	—
FFO	32,277	24,954
Preferred stock dividends	(2,084)	(2,084)
FFO attributable to common shares and units	$30,193	$22,870

Distribution Policy

In order to comply with the REIT requirements of the Code, we are generally required to make annual distributions to our stockholders of at least 90% of our net taxable income. Our common share distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and that allows us to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.

We have made distributions every quarter since our initial public offering. During the three months ended March 31, 2015, we paid a dividend of $0.42 per common share and Operating Partnership Unit as of March 31, 2015. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of March 31, 2015, we had $333.8 million of consolidated indebtedness that bore variable interest based on one month LIBOR. As of March 31, 2015, we have an interest rate swap agreement in place to fix the interest rate on $100 million of our one month LIBOR variable rate debt. The interest rate swap has a five-year term and, at our current leverage ratio, effectively fixes the interest rate at 3.23%. Our interest rate risk not covered by an interest rate swap agreement is $233.8 million of variable rate debt outstanding as of March 31, 2015.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $233.8 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $2.3 million per year.

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement to protect against adverse fluctuation in interest rates by reducing our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt. The agreement was designated for hedge accounting and will be effective May 5, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	2015 Executive Short-Term Incentive Plan.*

10.2	Employment Offer Letter between CoreSite L.L.C. and Steve Smith, dated January 8, 2014.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                 Represents management contract or compensatory plan or arrangement.

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

CORESITE REALTY CORPORATION

Date: April 24, 2015	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	2015 Executive Short-Term Incentive Plan.*

10.2	Employment Offer Letter between CoreSite L.L.C. and Steve Smith, dated January 8, 2014.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                 Represents management contract or compensatory plan or arrangement.

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