Form 10-Q
period 2015-06-30
CoreSite Realty Corp
filed 2015-07-24
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding at July 22, 2015, was 26,531,287.

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	June 30,	December 31,
	2015	2014
ASSETS
Investments in real estate:
Land	$78,337	$78,983
Buildings and improvements	1,012,845	888,966
	1,091,182	967,949
Less: Accumulated depreciation and amortization	(247,655)	(215,978)
Net investment in operating properties	843,527	751,971
Construction in progress	106,872	178,599
Net investments in real estate	950,399	930,570
Cash and cash equivalents	7,542	10,662
Accounts and other receivables, net of allowance for doubtful accounts of $132 and $112 as of June 30, 2015, and December 31, 2014, respectively	15,269	10,290
Lease intangibles, net of accumulated amortization of $11,349 and $14,477 as of June 30, 2015, and December 31, 2014, respectively	5,815	7,112
Goodwill	41,191	41,191
Other assets, net	77,569	75,600
Total assets	$1,097,785	$1,075,425

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$102,250	$218,500
Senior unsecured term loans	250,000	100,000
Accounts payable and accrued expenses	41,903	42,463
Accrued dividends and distributions	22,467	22,355
Deferred rent payable	8,519	8,985
Acquired below-market lease contracts, net of accumulated amortization of $4,922 and $4,688 as of June 30, 2015, and December 31, 2014, respectively	5,126	5,576
Unearned revenue, prepaid rent and other liabilities	24,734	19,205
Total liabilities	454,999	417,084
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of June 30, 2015, and December 31, 2014	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 26,531,414 and 21,757,366 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	259	212
Additional paid-in capital	337,662	275,038
Accumulated other comprehensive loss	(183)	(125)
Distributions in excess of net income	(77,772)	(67,538)
Total stockholders’ equity	374,966	322,587
Noncontrolling interests	267,820	335,754
Total equity	642,786	658,341
Total liabilities and equity	$1,097,785	$1,075,425

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Data center revenue:
Rental revenue	$44,824	$36,938	$86,147	$71,837
Power revenue	21,792	16,575	41,461	32,577
Interconnection revenue	10,595	8,591	20,810	16,650
Tenant reimbursement and other	2,276	1,627	3,692	4,383
Office, light-industrial and other revenue	1,969	1,951	4,103	3,966
Total operating revenues	81,456	65,682	156,213	129,413
Operating expenses:
Property operating and maintenance	22,204	18,534	41,984	34,823
Real estate taxes and insurance	3,270	(980)	5,205	1,986
Depreciation and amortization	24,046	19,504	46,862	37,386
Sales and marketing	4,256	3,747	8,038	7,335
General and administrative	7,952	6,732	15,817	14,437
Rent	5,007	5,070	10,250	10,136
Impairment of internal-use software	—	1,037	—	1,959
Transaction costs	45	9	45	13
Total operating expenses	66,780	53,653	128,201	108,075
Operating income	14,676	12,029	28,012	21,338
Gain on real estate disposal	—	—	36	—
Interest income	2	2	4	4
Interest expense	(1,730)	(1,415)	(2,995)	(2,588)
Income before income taxes	12,948	10,616	25,057	18,754
Income tax benefit (expense)	(66)	22	(115)	2
Net income	$12,882	$10,638	$24,942	$18,756
Net income attributable to noncontrolling interests	5,259	4,670	10,667	7,971
Net income attributable to CoreSite Realty Corporation	$7,623	$5,968	$14,275	$10,785
Preferred stock dividends	(2,085)	(2,085)	(4,169)	(4,169)
Net income attributable to common shares	$5,538	$3,883	$10,106	$6,616
Net income per share attributable to common shares:
Basic	$0.23	$0.18	$0.44	$0.31
Diluted	$0.22	$0.18	$0.43	$0.31
Weighted average common shares outstanding
Basic	24,536,583	21,131,077	22,963,111	21,062,299
Diluted	25,055,195	21,604,730	23,525,316	21,599,749

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$12,882	$10,638	$24,942	$18,756
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	448	(1,271)	(861)	(754)
Reclassification of other comprehensive income to interest expense	477	337	805	455
Comprehensive income	13,807	9,704	24,886	18,457
Comprehensive income attributable to noncontrolling interests	5,671	4,159	10,547	7,808
Comprehensive income attributable to CoreSite Realty Corporation	$8,136	$5,545	$14,339	$10,649

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Loss	Net Income	Equity	Interests	Equity
Balance at January 1, 2015	$115,000	21,757,366	$212	$275,038	$(125)	$(67,538)	$322,587	$335,754	$658,341
Redemption of noncontrolling interests	—	4,500,000	45	59,145	(122)	—	59,068	(59,068)	—
Issuance of stock awards, net of forfeitures	—	221,494	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	52,554	1	(164)	—	—	(163)	—	(163)
Share-based compensation	—	—	1	3,643	—	—	3,644	—	3,644
Dividends declared on preferred stock	—	—	—	—	—	(4,169)	(4,169)	—	(4,169)
Dividends and distributions	—	—	—	—	—	(20,340)	(20,340)	(19,413)	(39,753)
Net income	—	—	—	—	—	14,275	14,275	10,667	24,942
Other comprehensive loss	—	—	—	—	64	—	64	(120)	(56)
Balance at June 30, 2015	$115,000	26,531,414	$259	$337,662	$(183)	$(77,772)	$374,966	$267,820	$642,786

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,942	$18,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,862	37,386
Amortization of above/below market leases	(258)	(182)
Amortization of deferred financing costs	586	1,029
Gain on real estate disposal	(36)	—
Share-based compensation	3,361	3,248
Bad debt expense	168	529
Changes in operating assets and liabilities:
Accounts receivable	(5,148)	(465)
Deferred rent receivable	(2,915)	(1,330)
Deferred leasing costs	(7,861)	(3,470)
Other assets	(2,408)	385
Accounts payable and accrued expenses	(1,023)	(6,430)
Unearned revenue, prepaid rent and other liabilities	5,015	5,294
Deferred rent payable	(466)	(245)
Net cash provided by operating activities	60,819	54,505
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(3,671)	(4,487)
Real estate improvements	(50,238)	(50,899)
Proceeds from real estate disposal	2,399	—
Net cash used in investing activities	(51,510)	(55,386)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	667	407
Proceeds from revolving credit facility	37,750	43,500
Payments on revolving credit facility	(154,000)	(41,000)
Proceeds from senior unsecured term loan	150,000	100,000
Repayments of mortgage loans payable	—	(58,250)
Payments of loan fees and costs	(2,207)	(1,000)
Payments to net settle equity awards	(830)	—
Dividends and distributions	(43,809)	(36,957)
Net cash provided (used) by financing activities	(12,429)	6,700
Net change in cash and cash equivalents	(3,120)	5,819
Cash and cash equivalents, beginning of period	10,662	5,313
Cash and cash equivalents, end of period	$7,542	$11,132
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$2,617	$1,810
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$14,439	$26,700
Accrual of dividends and distributions	$22,467	$18,772

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of June 30, 2015, the Company owns a 55.5% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 44.5% interest in our Operating Partnership. See additional discussion in Note 8.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for six months ended June 30, 2015, are not necessarily indicative of the expected results for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany balances and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, goodwill, accrued liabilities and performance-based equity compensation plans. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Adjustments and Reclassifications

Certain immaterial amounts included in the condensed consolidated financial statements for 2014 have been reclassified to conform to the 2015 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.0 million and $1.0 million for the three months ended June 30, 2015, and 2014, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2015, and 2014, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $19.2 million and $15.9 million for the three months ended June 30, 2015, and 2014, respectively, and $37.1 million and $31.0 million for the six months ended June 30, 2015, and 2014, respectively.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental income, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for either the three or six months ended June 30, 2015, or 2014.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2015, and December 31, 2014, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for either the three or six months ended June 30, 2015, or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including leasing agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Internal sales commissions	$15,598	$13,171
Third party commissions	12,594	13,665
External legal counsel	567	393
Total	$28,759	$27,229

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and six months ended June 30, 2015, and 2014, no impairment of long-lived assets was recognized.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. Impairment recognized, related to internal use software, in the condensed consolidated statements of operations during the three months ended June 30, 2015, and 2014, was zero and $1.0 million, respectively, and impairment recognized during the six months ended June 30, 2015, and 2014, was zero and $2.0 million, respectively.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU 2015-05 is effective for annual and interim beginning after December 15, 2015, with early adoption permitted. We have not elected early adoption and we are currently evaluating the impact of the provisions of ASU 2015-05 on our consolidated financial statements.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For each of the three month periods ended June 30, 2015, and 2014, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million. For the six months ended June 30, 2015, and 2014, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.3 million and $0.2 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At June 30, 2015, and December 31, 2014, the allowance for doubtful accounts totaled $0.1 million and $0.1 million, respectively.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At both June 30, 2015, and December 31, 2014, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $2.3 million.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2015, and December 31, 2014, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased at June 30, 2015 (in thousands):

			Buildings and	Construction
Property Name	Location	Land	Improvements	in Progress	Total Cost
SV1	San Jose, CA	$6,863	$127,032	$469	$134,364
SV2	Milpitas, CA	5,086	26,822	680	32,588
SV3	Santa Clara, CA	3,972	49,146	295	53,413
SV4	Santa Clara, CA	4,501	90,806	726	96,033
SV5	Santa Clara, CA	2,544	23,514	—	26,058
SV6	Santa Clara, CA	—	—	17,142	17,142
Santa Clara Campus(1)	Santa Clara, CA	3,518	2,916	4,239	10,673
BO1	Somerville, MA	5,154	81,982	265	87,401
NY1*	New York, NY	—	34,369	8	34,377
NY2	Secaucus, NJ	2,388	89,075	36,719	128,182
VA1	Reston, VA	6,903	114,724	4,131	125,758
VA2	Reston, VA	2,720	63,177	32,105	98,002
DC1*	Washington, DC	—	7,976	151	8,127
CH1	Chicago, IL	5,493	87,109	5,363	97,965
LA1*	Los Angeles, CA	—	63,340	2,514	65,854
LA2	Los Angeles, CA	28,467	136,684	1,831	166,982
MI1	Miami, FL	728	10,332	2	11,062
DE1*	Denver, CO	—	2,789	232	3,021
DE2*	Denver, CO	—	1,052	—	1,052
Total		$78,337	$1,012,845	$106,872	$1,198,054

*                 Indicates properties in which we hold a leasehold interest.

(1)         This campus includes office and light-industrial buildings and land held for development in Santa Clara, California.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Deferred leasing costs	$28,759	$27,229
Deferred rent receivable	24,425	21,510
Corporate furniture, fixtures and equipment	7,100	7,474
Internal-use software	7,752	7,980
Deferred financing costs	4,141	2,421
Prepaid expenses	4,288	6,251
Other	1,104	2,735
Total	$77,569	$75,600

5. Debt

A summary of outstanding indebtedness as of June 30, 2015, and December 31, 2014, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2015	2014
Revolving credit facility	1.73% and 2.17% at June 30, 2015, and December 31, 2014, respectively	June 24, 2019	$102,250	$218,500
2019 Senior unsecured term loan(1)	3.23% at June 30, 2015, and at December 31, 2014	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.31% at June 30, 2015	June 24, 2020	150,000	—
Total principal outstanding			$352,250	$318,500

(1) The Operating Partnership elected to swap the variable interest rate associated with the 2019 Senior unsecured term loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio.

(2) The Operating Partnership elected to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Senior unsecured term loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Senior unsecured term loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2015,  is 2.31%.

Revolving Credit Facility

On June 24, 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated senior unsecured revolving credit facility (as amended, the “Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement amends the Operating Partnership’s second amended and restated unsecured revolving credit facility, dated January 3, 2013 (as amended, the “Prior Facility”). The Credit Agreement maturity date is June 24, 2019, with a one-time extension option, which, if exercised, would extend the maturity date to June 24, 2020. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement increases the commitment from the Prior Facility of $405 million to $500 million, providing for a $350 million revolving credit facility and a $150 million unsecured term loan. See “2020 Senior Unsecured Term loan” below for a discussion of the $150 million term loan. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $500 million to $700 million, under specified circumstances.

Under the Credit Agreement, borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2015, the Operating Partnership’s leverage ratio was 17.9% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowings under the revolving credit facility is subject to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of June 30, 2015, the borrowing capacity was $350.0 million. As of June 30, 2015, $102.3 million was borrowed and outstanding, $6.3 million was outstanding under letters of credit and $241.4 million remained available for us to borrow under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of June 30, 2015, was 17.9%;

•                  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of June 30, 2015, was 0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.70 to 1.00, which, as of June 30, 2015, was 8.4 to 1.00; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of June 30, 2015, was 8.3%.

As of June 30, 2015, we were in compliance with all of the covenants under the Credit Agreement.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of June 30, 2015, we were in compliance with all of the covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2015, the Operating Partnership’s leverage ratio was 17.9% and the interest rate was LIBOR plus 150 basis points.

2019 Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (as amended, the “2019 Term Loan”). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The 2019 Term Loan ranks pari passu with our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of June 30, 2015, we were in compliance with all of the covenants under the 2019 Term Loan.

The borrowings under the 2019 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2015, the Operating Partnership’s leverage ratio was 17.9% and the interest rate was LIBOR plus 175 basis points.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of June 30, 2015, when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	202,250
2020	150,000
Total	$352,250

6. Derivatives and Hedging Activities

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2015, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixed the interest rate at approximately 2.93% per annum. Also, on February 3, 2014, we entered into a $100 million five-year interest rate swap agreement that effectively fixes the interest rate at approximately 3.23% per annum. Both interest rate swap agreements were designated for hedge accounting.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income related to the unrealized gain or loss on derivative contracts were a gain of $0.4 million and a loss of $1.3 million for the three months ended June 30, 2015, and 2014, respectively, and a loss of $0.9 million and $0.8 million for the six months ended June 30, 2015, and 2014, respectively. The amounts reclassified out of other comprehensive income into interest expense on the condensed consolidated statements of operations were $0.5 million and $0.3 million for the three months ended June 30, 2015, and 2014, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2015, and 2014, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, and 2014, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning July 1, 2015, we estimate that $1.9 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $0.8 million and $0.3 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheet as of June 30, 2015, and December 31, 2014, respectively. We also had a $0.5 million derivative asset recognized in other assets in our condensed consolidated balance sheet as of June 30, 2015. We had no derivative assets recognized in other assets in our condensed consolidated balance sheet as of December 31, 2014.

7. Stockholders’ Equity

We paid the following dividends per share on our Series A cumulative preferred stock and common stock during the six months ended June 30, 2015:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Stock
March 12, 2015	March 31, 2015	April 15, 2015	$0.4531	(1)	$0.42
May 21, 2015	June 30, 2015	July 15, 2015	0.4531	(2)	0.42
			$0.9062		$0.84

(1) Dividend covers the period from January 15, 2015, to April 14, 2015.

(2) Dividend covers the period from April 15, 2015, to July 14, 2015.

8. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. The current holders of common Operating Partnership units are eligible to have the common Operating Partnership units redeemed for cash or common stock on a one-for-one basis, at our option.

In connection with the issuance of our 7.25% Series A cumulative redeemable preferred stock on December 12, 2012, the Operating Partnership issued 4,600,000 7.25% Series A Cumulative redeemable preferred Operating Partnership units to us. Preferred Operating Partnership units rank senior to the common Operating Partnership units held by both us and noncontrolling interests.

The following table shows the ownership interests in the Operating Partnership as of June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	25,990,861	55.5%	21,287,191	45.6%
Noncontrolling interests	20,860,847	44.5%	25,360,847	54.4%
Total	46,851,708	100.0%	46,648,038	100.0%

For each share of common stock issued by us, the Operating Partnership issues to us an equivalent common Operating Partnership unit. During the six months ended June 30, 2015, we issued 203,670 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by the Operating Partnership.

Holders of common Operating Partnership units of record as of June 30, 2015, received quarterly distributions of $0.42 per unit, payable in correlation with declared dividends on common stock.

On May 1, 2015, 4,500,000 common Operating Partnership units held by third parties were redeemed for shares of our common stock in connection with the offer and sale of 4,500,000 shares of our common stock by The Carlyle Group. This redemption was recorded as a $59.1 million reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital.

The redemption value of the noncontrolling interests at June 30, 2015, was $947.9 million based on the closing price of the Company’s common stock of $45.44 on that date.

9. Equity Incentive Plan

Our Board of Directors has adopted and, with the approval of our stockholders, amended the 2010 Equity Incentive Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses then any unexercised shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of June 30, 2015, 3,341,238 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

The following table sets forth stock option activity under the 2010 Plan for the three months ended June 30, 2015:

	Number of Shares Subject to Options	Weighted- Average Exercise Price
Options outstanding, December 31, 2014	758,095	$20.94
Granted	—	—
Exercised	(87,896)	17.41
Forfeited	(3,968)	25.94
Expired	(282)	15.23
Options outstanding, June 30, 2015	665,949	$21.38

The following table sets forth the number of shares subject to options that are unvested as of June 30, 2015, and the fair value of these options at the grant date:

	Number of Shares Subject to Options	Weighted- Average Fair Value at Grant Date
Unvested balance, December 31, 2014	283,964	$7.75
Granted	—	—
Forfeited	(3,968)	8.05
Vested	(163,392)	6.82
Unvested balance, June 30, 2015	116,604	$9.03

As of June 30, 2015, total unearned compensation on options was approximately $0.8 million, and the weighted-average vesting period was 1.4 years.

Restricted Awards and Units

During the six months ended June 30, 2015, we granted 176,582 shares of restricted stock which had a fair value of $8.4 million as of the date of grant. Also during the six months ended June 30, 2015, we issued 7,128 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock and RSU awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted- Average Fair Value at Grant Date
Unvested balance, December 31, 2014	394,016	$29.10
Granted	183,710	47.39
Forfeited	(22,145)	34.54
Vested	(158,815)	26.76
Unvested balance, June 30, 2015	396,766	$38.20

As of June 30, 2015, total unearned compensation on restricted awards was approximately $13.3 million, and the weighted-average vesting period was 2.7 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period, and the number of shares earned under the PSAs may range from 0% to 150% for 2014 grants and from 25% to 175% for 2015 grants. The PSAs are earned as follows: (i) 20% of the PSAs are eligible to be earned upon TSR achievement in year one of the performance period, (ii) 20% of the PSAs are eligible to be earned upon TSR achievement in year two of the performance period, (iii) 20% of the PSAs are eligible to be earned upon TSR achievement in year three of the performance period, and (iv) 40% of the PSAs are eligible to be earned upon a cumulative TSR achievement over the three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by the Company at the end of the three-year performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the three-year performance period. The PSAs initially are granted and issued at the highest target amount and thereafter are forfeited to the extent vesting conditions are not met.

On March 4, 2014, we granted 91,335 PSAs equal to 150% of the target amount, with an aggregate value of $1.6 million on the grant date. The PSAs, in addition to a service condition, are subject to our performance versus the MSCI US REIT Index, which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSAs are amortized on a straight-line basis over the vesting period. During the six months ended June 30, 2015, 3,782 of the PSAs granted in March 2014 were forfeited due to termination of service and 6,872 PSAs were not achieved due to performance against the MSCI REIT Index correlating to less than 150% of the target amount during the first year of the performance period.

On March 3, 2015, we granted 78,553 PSAs, equal to 175% of the target amount, with an aggregate value of $2.7 million on the grant date. The PSAs, in addition to a service condition, are subject to our performance versus the MSCI US REIT Index which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSAs are amortized on a straight-line basis over the vesting period. During the six months ended June 30, 2015, 3,637 of the PSAs granted in March 2015 were forfeited due to termination of service.

As of June 30, 2015, total unearned compensation on PSAs was approximately $3.1 million, and the weighted-average vesting period was 2.5 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the six months ended June 30, 2015, and 2014.

	Six Months Ended June 30,
	2015	2014
Expected term (in years)	2.83	2.83
Expected volatility	25.51%	32.98%
Expected annual dividend	—	—
Risk-free rate	1.02%	0.64%

10. Earnings Per Share

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common stock consist of shares issuable under the 2010 Plan. The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shares	$5,538	$3,883	$10,106	$6,616
Weighted-average common shares outstanding - basic	24,536,583	21,131,077	22,963,111	21,062,299
Effect of potentially dilutive common shares:
Stock options	363,760	371,536	373,438	368,516
Unvested awards	154,852	102,117	188,767	168,934
Weighted-average common shares outstanding - diluted	25,055,195	21,604,730	23,525,316	21,599,749
Net income per share attributable to common shares
Basic	$0.23	$0.18	$0.44	$0.31
Diluted	$0.22	$0.18	$0.43	$0.31

In the calculations above, we have excluded weighted-average potentially dilutive securities of 43,013 and 165,552 for the three months ended June 30, 2015, and 2014, respectively, and 141,081 and 202,422 for the six months ended June 30, 2015, and 2014, respectively, as their effect would have been antidilutive.

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

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, interest rate swaps, the revolving credit facility, the senior unsecured term loans, interest payable and accounts payable. The carrying values of cash and cash equivalents, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these financial instruments. Interest rate swaps are carried at fair value.

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Operating Partnership and its counterparties. As of June 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total balance of our revolving credit facility and senior unsecured term loans was $352.3 million as of June 30, 2015, with a fair value that approximated book value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. In addition, we enter into contracts for company-wide improvements that are ancillary to revenue generation. At June 30, 2015, we had open commitments related to construction contracts of approximately $14.6 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At June 30, 2015, we had open commitments related to these contracts of approximately $11.4 million.

In April 2015, we executed a pre-lease and began construction of a 136,580 square-foot build-to-suit powered shell data center, which will be known as SV6, on land we own on our Santa Clara campus. We have incurred $5.0 million of the estimated $30.0 million required to complete the project, and expect to deliver the powered shell to a strategic customer in the first half of 2016.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Our Portfolio

As of June 30, 2015, our property portfolio included 17 operating data center facilities and multiple development projects which collectively comprise over 2.8 million net rentable square feet (“NRSF”), of which approximately 1.6 million NRSF is existing data center space. The 0.9 million NRSF of development projects includes entitled land and space available for development and construction of new facilities. We expect that this development potential plus any potential expansion into new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our properties as of June 30, 2015:

	Data Center Operating NRSF (1)
		Stabilized		Pre-Stabilized (2)		Total		Development NRSF (3)	Total NRSF
Market/Facilities	Annualized Rent ($000)(4)	Total	Percent Occupied(5)	Total	Percent Occupied(5)	Total	Percent Occupied(5)	Total	Total Portfolio

San Francisco Bay
SV1	$7,040	84,045	83.4%	—	—%	84,045	83.4%	—	84,045
SV2	8,084	76,676	85.8	—	—	76,676	85.8	—	76,676
Santa Clara campus(6)	33,744	252,173	96.1	—	—	252,173	96.1	366,580	618,753
San Francisco Bay Total	48,868	412,894	91.6	—	—	412,894	91.6	366,580	779,474
Los Angeles
One Wilshire campus
LA1*	25,900	139,053	83.4	—	—	139,053	83.4	—	139,053
LA2	19,583	191,202	89.5	33,711	1.9	224,913	76.3	199,978	424,891
Los Angeles Total	45,483	330,255	86.9	33,711	1.9	363,966	79.0	199,978	563,944
Northern Virginia
VA1	28,189	201,719	91.8	—	—	201,719	91.8	—	201,719
VA2	2,758	44,036	100.0	48,137	1.0	92,173	48.3	96,274	188,447
DC1*	3,080	22,137	88.8	—	—	22,137	88.8	—	22,137
Northern Virginia Total	34,027	267,892	92.9	48,137	1.0	316,029	78.9	96,274	412,303
Boston
BO1	14,732	166,026	99.5	—	—	166,026	99.5	87,650	253,676
Chicago
CH1	13,615	166,703	83.2	—	—	166,703	83.2	11,704	178,407
New York
NY1*	6,195	48,404	75.0	—	—	48,404	75.0	—	48,404
NY2	5,543	16,130	100.0	85,612	50.7	101,742	58.5	134,508	236,250
New York Total	11,738	64,534	81.2	85,612	50.7	150,146	63.8	134,508	284,654
Miami
MI1	1,846	30,176	80.3	—	—	30,176	80.3	13,154	43,330
Denver
DE1*	1,078	5,878	89.6	—	—	5,878	89.6	—	5,878
DE2*	332	5,140	62.9	—	—	5,140	62.9	—	5,140
Denver Total	1,410	11,018	77.1	—	—	11,018	77.1	—	11,018
Total Data Center	$171,719	1,449,498	89.9%	167,460	26.6%	1,616,958	83.4%	909,848	2,526,806

Office and Light-Industrial(7)	6,627	324,648	74.7	—	—	324,648	74.7	—	324,648
Total Portfolio	$178,346	1,774,146	87.1%	167,460	26.6%	1,941,606	81.9%	909,848	2,851,454

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

(2)   Pre-stabilized NRSF represents projects/facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects/facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

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

(4)   Represents the monthly contractual rent under existing commenced customer leases as of June 30, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $183.1 million as of June 30, 2015, which reflects the addition of $4.8 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases. See footnote (6) below for more information regarding annualized rent at the Santa Clara campus.

(5)   Includes customer leases that have commenced and are occupied as of June 30, 2015. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of June 30, 2015. The percent occupied for data center stabilized space would have been 90.8%, rather than 89.9%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including data center stabilized space, pre-stabilized space and office and light-industrial space, would have been 83.2%, rather than 81.9%, if all leases signed in current and prior periods had commenced.

(6)   The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated the majority its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in the portfolio on a dollar-for-dollar basis until the terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $2.6 million in the fourth quarter 2015, $1.9 million in the second quarter 2016, and $4.2 million in the second quarter 2017.

(7)   Represents space that is currently occupied or readily available for lease as space other than data center space, which is typically space offered for office or light-industrial uses.

The following table shows the June 30, 2015, same-store operating statistics for space within each data center facility that was leased or available to be leased as of December 31, 2013, and excludes space for which development was completed and became available to be leased after December 31, 2013. We track same-store space leased or available to be leased at the computer room level within each data center facility. For comparison purposes, the operating activity totals as of December 31, 2014, and 2013, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
Market/Facilities	Annualized Rent ($000)(1)	Total	Percent Occupied(2)	Total	Percent Occupied(2)	Total	Percent Occupied(2)
San Francisco Bay
SV1	$11,770	84,045	83.4%	206,255	79.4%	290,300	80.5%
SV2	8,084	76,676	85.8	—	—	76,676	85.8
Santa Clara campus(3)	33,765	252,173	96.1	548	100.0	252,721	96.1
San Francisco Bay Total	53,619	412,894	91.6	206,803	79.4	619,697	87.5

Los Angeles
One Wilshire campus
LA1*	26,051	139,053	83.4	4,373	82.8	143,426	83.4
LA2	19,429	191,202	88.3	7,029	85.0	198,231	88.2
Los Angeles Total	45,480	330,255	86.2	11,402	84.1	341,657	86.2

Northern Virginia
VA1	29,270	201,719	91.8	61,050	81.9	262,769	89.5
DC1*	3,080	22,137	88.8	—	—	22,137	88.8
Northern Virginia Total	32,350	223,856	91.5	61,050	81.9	284,906	89.5

Boston
BO1	14,994	166,026	99.5	19,495	60.2	185,521	95.4

Chicago
CH1	13,692	166,703	83.2	4,946	66.7	171,649	82.7

New York
NY1*	6,207	48,404	75.0	209	100.0	48,613	75.1
NY2	1,952	18,103	75.9	—	—	18,103	75.9
New York Total	8,159	66,507	75.2	209	100.0	66,716	75.3

Miami
MI1	1,867	30,176	80.3	1,934	57.1	32,110	78.9

Denver
DE1*	843	4,726	87.0	—	—	4,726	87.0
DE2*	332	5,140	62.9	—	—	5,140	62.9
Denver Total	1,175	9,866	74.5	—	—	9,866	74.5

Total Facilities at June 30, 2015(4)	$171,336	1,406,283	89.1%	305,839	78.5%	1,712,122	87.2%

Total Facilities at December 31, 2014	$155,334		85.5%		78.0%		84.1%

Total Facilities at December 31, 2013	$136,470		77.7%		77.3%		77.6%

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

(3) The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated the majority its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in the portfolio on a dollar-for-dollar basis until the terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $2.6 million in the fourth quarter 2015, $1.9 million in the second quarter 2016, and $4.2 million in the second quarter 2017.

(4) The percent occupied for data center space, office and light-industrial space, and total space would have been 90.1%, 78.5% and 88.0%, respectively, if all leases signed in current and prior periods had commenced.

Same-store annualized rent increased to $171.3 million at June 30, 2015, compared to $155.3 million at December 31, 2014. The increase of $16.0 million in annualized rent is due primarily to a 9.4% increase in data center occupancy in the Northern Virginia market, a 4.0% increase in data center occupancy in the Los Angeles market and the new and restructured lease agreements on the Santa Clara campus.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes NRSF under construction and NRSF held for development throughout our portfolio as of June 30, 2015:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
San Francisco Bay
Santa Clara campus(3)	136,580	230,000	366,580
Los Angeles
One Wilshire campus
LA2	12,500	187,478	199,978
Northern Virginia
VA2	48,137	48,137	96,274
Boston
BO1	15,149	72,501	87,650
Chicago
CH1	11,704	—	11,704
New York
NY2(4)	—	134,508	134,508
Miami
MI1	—	13,154	13,154
	—	13,154	13,154
Total Facilities	224,070	685,778	909,848

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

(3)         Our Santa Clara campus includes 366,580 developable NRSF as of June 30, 2015. On April 3, 2015, we began construction on 136,580 NRSF at this campus pursuant to the terms of a build-to-suit lease entered into on the same date with a strategic customer for a 100% pre-leased powered shell, which will be known as SV6. We expect to deliver SV6 during the first half of 2016. In addition, we expect to commence development of a new 230,000 NRSF data center, SV7, during the third quarter of 2015.

(4)         We may develop up to 234,508 NRSF at NY2.  This includes the undeveloped existing shell building of 134,508 NRSF set forth in the table above and an additional 100,000 NRSF of data center space that we may develop upon our receipt of the necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended June 30, 2015 (in thousands):

Six Months Ended June 30, 2015
Data center expansion	$42,208
Non-recurring investments	6,740
Tenant improvements	4,479
Recurring capital expenditures	2,833
Total capital expenditures	$56,260

During the six months ended June 30, 2015, we incurred approximately $56.3 million of capital expenditures, of which approximately $42.2 million related to new data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments.

Of the $42.2 million of capital expenditures related to new data center expansion activities, we incurred a) approximately $25.2 million on NY2 and VA2 b) $4.7 million at CH1, c) $3.8 million toward developing SV6, our new data center at our Santa Clara campus and d) $8.5 million on other expansion activities during the six months ended June 30, 2015.

During the six months ended June 30, 2015, we placed into service 49,050 NRSF at NY2 and 92,173 NRSF at VA2.

During the six months ended June 30, 2015, we incurred approximately $6.7 million in non-recurring investments, of which $2.4 million is a result of internal IT system development and the remaining $4.3 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the six months ended June 30, 2015, we incurred approximately $4.5 million in tenant improvements, of which $2.3 million relates to two customer leases at our VA1 property and the remaining $2.2 million is a result of other tenant improvements at various properties.

During the six months ended June 30, 2015, we incurred approximately $2.8 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 351,251 NRSF of space currently unoccupied in our portfolio, 365 and 542 data center leases representing approximately 8.8% and 12.4% of the NRSF in our operating portfolio with current annualized rental rates of $165 per NRSF and $154 per NRSF are scheduled to expire during the remainder of 2015 and the year ending December 31, 2016, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. During the twelve months ended June 30, 2015, we renewed an average of 44,000 NRSF per quarter at a GAAP rental growth rate of 9.4%. Excluding space held for development, as of June 30, 2015, the occupancy rate of data center properties in our portfolio, stabilized and pre-stabilized, was 83.4% of NRSF. During the six months ended June 30, 2015, new and expansion leases totaling approximately 184,000 NRSF commenced. The following table summarizes our leasing activity during the six months ended June 30, 2015:

	Three Months	Number of	Total Leased	Rental	Rent
	Ended	Leases(1)	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	June 30, 2015	107	122,872	$123
	March 31, 2015	110	60,797	152
New/expansion leases signed	June 30, 2015	122	243,477	81
	March 31, 2015	100	54,385	163
Renewal leases signed	June 30, 2015	135	35,272	185	9.1%
	March 31, 2015	122	40,446	179	11.4%

(1)          Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)          Total leased NRSF is determined based on contractually leased square feet for leases that have been signed or commenced on or before June 30, 2015. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)          Rental rates represent annual contractual rent per NRSF adjusted for straight-line rents in accordance with GAAP.

(4)          Rent growth represents the increase in GAAP rental rates on renewed leases commencing during the period, as compared with the previous GAAP rental rates for the same space.

Results of Operations

Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2015, and 2014. A summary of our operating results for the three months ended June 30, 2015, and 2014, is as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Operating revenue	$81,456	$65,682	$15,774	24.0%
Operating expense	66,780	53,653	13,127	24.5%
Operating income	14,676	12,029	2,647	22.0%
Interest expense	1,730	1,415	315	22.3%
Net income	12,882	10,638	2,244	21.1%

Operating Revenues

Operating revenues during the three months ended June 30, 2015, and 2014, were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Data center revenue:
Rental revenue	$44,824	$36,938	$7,886	21.3%
Power revenue	21,792	16,575	5,217	31.5%
Interconnection revenue	10,595	8,591	2,004	23.3%
Tenant reimbursement and other	2,276	1,627	649	39.9%
Total data center revenue	79,487	63,731	15,756	24.7%
Office, light-industrial and other revenue	1,969	1,951	18	0.9%
Total operating revenues	$81,456	$65,682	$15,774	24.0%

A majority of the increase in operating revenues was due to a $7.9 million increase in data center rental revenue during the three months ended June 30, 2015, compared to the 2014 period. The increase in data center rental revenue is due primarily to the net increase in commencement of new and expansion leases during the twelve months ended June 30, 2015, which increased occupied data center NRSF from 1,175,922 NRSF as of June 30, 2014, to 1,347,818 NRSF as of June 30, 2015. Leases that contributed to the increase in data center rental revenue include new leases representing 49,798 NRSF at the recently developed first and second phases of NY2 and a lease representing 44,036 NRSF lease at the recently developed first phase of VA2. Also, in the Santa Clara campus, we restructured a lease agreement involving a customer that has vacated the majority of its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio until its terms expire. In addition to the restructured lease agreement we have successfully backfilled the space to new customers as of June 30, 2015. These new and restructured leases increased data center rental revenue by $3.4 million during the three months ended June 30, 2015, compared to the 2014 period, which represented 42% of the total increase in data center rental revenue. The remainder of the increase in data center revenue is due to the additional 78,062 NRSF that commenced during the twelve months ended June 30, 2015, net of expiring leases that were not renewed.

Data center power revenue increased $5.2 million during the three months ended June 30, 2015, compared to the 2014 period, as a result of new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $2.0 million during the three months ended June 30, 2015, compared to the 2014 period, as a result of an increase in the volume of cross connects from new and existing customers and an increase in rates on leases that are renewed when possible.

Operating Expenses

Operating expenses during the three months ended June 30, 2015, and 2014, were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Property operating and maintenance	$22,204	$18,534	$3,670	19.8%
Real estate taxes and insurance	3,270	(980)	4,250	433.7%
Depreciation and amortization	24,046	19,504	4,542	23.3%
Sales and marketing	4,256	3,747	509	13.6%
General and administrative	7,952	6,732	1,220	18.1%
Rent	5,007	5,070	(63)	-1.2%
Impairment of internal-use software	—	1,037	(1,037)	-100.0%
Transaction costs	45	9	36	400.0%
Total operating expenses	$66,780	$53,653	$13,127	24.5%

Property operating and maintenance expense increased $3.7 million as a result of an increase in power expense due to the commencement of new and expansion leases during the three months ended June 30, 2015, and a 15% increase in occupied data center NRSF from 1,175,922 NRSF as of June 30, 2014, to 1,347,818 NRSF as of June 30, 2015. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $4.3 million during the three months ended June 30, 2015, compared to the 2014 period, primarily as a result of a true-up in 2014 of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at our initial public offering (“IPO”). The final tax assessments for two properties acquired at our IPO became known in the second quarter of 2014 and, therefore, the estimated real estate tax liabilities were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in the 2014 expense. In addition, insurance premiums decreased as a result of new insurance contracts with lower rates.

Depreciation and amortization expense increased $4.5 million as a result of an increase in depreciation expense from new capital projects placed into service and an increase in amortization expense from new deferred leasing commissions related to new leases signed and lease renewals.

General and administrative expense increased $1.2 million partially as a result of $0.3 million associated with the redemption of 4,500,000 Operating Partnership units and $0.3 million associated with internal and external training and maintenance cost of internal-use software placed into service during the three months ended June 30, 2015. The remaining increase is a result of increases in payroll and other professional fees.

During the three months ended June 30, 2014, we recognized a $1.0 million impairment charge as a result of internal-use software previously under development that was discontinued during the period and will no longer be placed into service. See additional discussion in Note 2.

Interest Expense

Interest expense increased during the three months ended June 30, 2015, compared to 2014, as a result of the increase in overall debt outstanding. A summary of interest expense for the three months ended June 30, 2015, and 2014, is as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Interest expense and fees	$2,466	$1,997	$469	23.5%
Amortization of deferred financing costs	292	449	(157)	-35.0%
Capitalized interest	(1,028)	(1,031)	3	0.3%
Total interest expense	1,730	1,415	315	22.3%
Percent capitalized	37.3%	42.2%

Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2015, and 2014. A summary of our operating results for the six months ended June 30, 2015, and 2014, is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Operating revenue	$156,213	$129,413	$26,800	20.7%
Operating expense	128,201	108,075	20,126	18.6%
Operating income	28,012	21,338	6,674	31.3%
Interest expense	2,995	2,588	407	15.7%
Net income	24,942	18,756	6,186	33.0%

Operating Revenues

Operating revenues during the six months ended June 30, 2015, and 2014, were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Data center revenue:
Rental revenue	$86,147	$71,837	$14,310	19.9%
Power revenue	41,461	32,577	8,884	27.3%
Interconnection revenue	20,810	16,650	4,160	25.0%
Tenant reimbursement and other	3,692	4,383	(691)	-15.8%
Total data center revenue	152,110	125,447	26,663	21.3%
Office, light industrial and other revenue	4,103	3,966	137	3.5%
Total operating revenues	$156,213	$129,413	$26,800	20.7%

A majority of the increase in operating revenues was due to a $14.3 million increase in data center rental revenue during the six months ended June 30, 2015, compared to the 2014 period. The increase in data center rental revenue is due primarily to the net commencement of new and expansion leases during the twelve months ended June 30, 2015, which increased occupied data center NRSF from 1,175,922 NRSF as of June 30, 2014, to 1,347,818 NRSF as of June 30, 2015. Leases that contributed to the increase in data center rental revenue include new leases representing 49,798 NRSF at the recently developed first and second phases of NY2 and a lease representing 44,036 NRSF lease at the recently developed first phase of VA2. Also, in the Santa Clara campus, we restructured a lease agreement involving a customer that has vacated the majority of its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio until its terms expire. In addition to the restructured lease agreement we have successfully backfilled the space to new customers as of June 30, 2015. These new and restructured leases increased data center rental revenue by $5.2 million during the six months ended June 30, 2015, compared to the 2014 period, which represented 36% of the total increase in data center rental revenue. The remainder of the increase in data center revenue is due to the additional 78,062 NRSF that commenced during the twelve months ended June 30, 2015, net of expiring leases that were not renewed.

Data center power revenue increased $8.9 million during the six months ended June 30, 2015, compared to the 2014 period, as a result of new and expansion leases entered into and the overall increase in occupied NRSF and data center rental revenue. In addition, interconnection revenue increased $4.2 million during the six months ended June 30, 2015, compared to the 2014 period, as a result of an increase in the volume of cross connects from new and existing customers and an increase in rates on leases that are renewed when possible.

Operating Expenses

Operating expenses during the six months ended June 30, 2015, and 2014, were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Property operating and maintenance	$41,984	$34,823	$7,161	20.6%
Real estate taxes and insurance	5,205	1,986	3,219	162.1%
Depreciation and amortization	46,862	37,386	9,476	25.3%
Sales and marketing	8,038	7,335	703	9.6%
General and administrative	15,817	14,437	1,380	9.6%
Rent	10,250	10,136	114	1.1%
Impairment of internal-use software	—	1,959	(1,959)	-100.0%
Transaction costs	45	13	32	246.2%
Total operating expenses	$128,201	$108,075	$20,126	18.6%

Property operating and maintenance expense increased $7.2 million as a result of an increase in power expense due to the commencement of new and expansion leases during the six months ended June 30, 2015, and a 15% increase in occupied data center NRSF from 1,175,922 NRSF as of June 30, 2014, to 1,347,818 NRSF as of June 30, 2015. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $3.2 million during the six months ended June 30, 2015, compared to the 2014 period, primarily as a result of a true-up in 2014 of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at our IPO. The final tax assessments for two properties acquired at our IPO became known in the second quarter of 2014 and, therefore, the estimated real estate tax liabilities were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in the 2014 expense. The increase was partially offset by a decrease in real estate taxes during the three months ended March 31, 2015, as a result of a $0.9 million real estate tax refund related to a successful appeal of the 2007 through 2010 tax years for one of our California properties. In addition, insurance premiums decreased as a result of new insurance contracts with lower rates.

Depreciation and amortization expense increased $9.5 million as a result of an increase in depreciation expense from new capital projects placed into service and an increase in amortization expense from new deferred leasing commissions related to new leases signed and lease renewals.

General and administrative expense increased $1.4 million primarily as a result of an increase in payroll and benefits expense due to an increase in personnel headcount and fees associated with the redemption of 4,500,000 Operating Partnership units.

During the six months ended June 30, 2014, we recognized a $2.0 million impairment charge as a result of internal-use software previously underdevelopment that was discontinued during the period and will no longer be placed into service. See additional discussion in Note 2.

Interest Expense

Interest expense increased during the six months ended June 30, 2015, compared to 2014, as a result of the increase in overall debt outstanding. A summary of interest expense for the six months ended June 30, 2015, and 2014, is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Interest expense and fees	$4,692	$3,759	$933	24.8%
Amortization of deferred financing costs	586	1,029	(443)	-43.1%
Capitalized interest	(2,283)	(2,200)	(83)	3.8%
Total interest expense	2,995	2,588	407	15.7%
Percent capitalized	43.3%	45.9%

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30 2015, Compared to Six Months Ended June 30, 2014

Net cash provided by operating activities was $60.8 million for six months ended June 30, 2015, compared to $54.5 million for the six months ended June 30, 2014. The increase in cash provided by operating activities of $6.3 million, or 11.6%, was due primarily to growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties. The increase was partially offset by a $4.4 million increase in deferred leasing costs paid during the six months ended June 30, 2015, compared to 2014.

Net cash used in investing activities decreased by $3.9 million, or 7.0%, to $51.5 million for the six months ended June 30, 2015, compared to $55.4 million for the six months ended June 30, 2014. This decrease was primarily due to the receipt of $2.4 million of cash proceeds from a real estate disposal related to the Massachusetts Bay Transportation Authority acquiring 52,248 square feet of land at BO1 pursuant to an order of taking during the six months ended June 30, 2015.

Net cash used in financing activities was $12.4 million for the six months ended June 30, 2015, compared to $6.7 million provided by financing activities for the six months ended June 30, 2014. The decrease of $19.1 million was primarily a result of $10.5 million in payments on our debt instruments over the net cash proceeds from debt instruments during the six months ended June 30, 2015. The remaining decrease was due to an increase of $6.9 million in dividends and distributions paid on our common stock and Operating Partnership units during the six months ended June 30, 2015, as a result of an increase in the dividend from $0.35 per share or unit as of June 30, 2014, to $0.42 per share or unit as of June 30, 2015.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale various unspecified classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of June 30, 2015, we had $7.5 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $180 million to $200 million of capital investment to expand our operating data center portfolio.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. On June 24, 2015, our Operating Partnership and certain subsidiaries entered into a third amended and restated revolving credit facility, which increased the total commitment from $405 million to $500 million, providing for a $350 million revolving credit facility and a $150 million term loan. See discussion below on the 2020 Term Loan. The total amount available for borrowing under our revolving credit facility is subject to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of June 30, 2015, $102.3 million of borrowings were outstanding and up to $241.4 million of borrowing capacity remained available under our revolving credit facility. Our revolving credit facility contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $350.0 million to $550.0 million, under specified circumstances. The revolving credit facility matures on June 24, 2019, with a one-year extension option subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions.

On June 24, 2015, in connection with the amended credit facilities, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan. The 2020 Term Loan has a five-year term maturing on June 24, 2020. On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100.0 million senior unsecured term loan. The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100.0 million, to $200.0 million, under specified circumstances. The 2019 Term Loan matures on January 31, 2019.

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

Indebtedness

A summary of outstanding indebtedness as of June 30, 2015, and December 31, 2014, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2015	2014
Revolving credit facility	1.73% and 2.17% at June 30, 2015, and December 31, 2014, respectively	June 24, 2019	$102,250	$218,500
2019 Senior unsecured term loan(1)	3.23% at June 30, 2015, and at December 31, 2014	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.31% at June 30, 2015	June 24, 2020	150,000	—
Total principal outstanding			$352,250	$318,500

(1) The Operating Partnership elected to swap the variable interest rate associated with the 2019 Senior unsecured term loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio.

(2) The Operating Partnership elected to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Senior unsecured term loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Senior unsecured term loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2015,  is 2.31%.

As of June 30, 2015, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loans. For additional information with respect to our outstanding indebtedness as of June 30, 2015, and December 31, 2014, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$12,882	$10,638	$24,942	$18,756
Real estate depreciation and amortization	21,343	18,163	41,596	34,999
Gain on land disposal	—	—	(36)	—
FFO	34,225	28,801	66,502	53,755
Preferred stock dividends	(2,085)	(2,085)	(4,169)	(4,169)
FFO attributable to common shares and units	$32,140	$26,716	$62,333	$49,586

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

We have made distributions every quarter since our initial public offering. During the three months ended June 30, 2015, we paid a dividend of $0.42 per common share and Operating Partnership Unit as of June 30, 2015. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2015, we had $352.3 million of consolidated indebtedness that bore variable interest based on one month LIBOR. As of June 30, 2015, we have two interest rate swap agreements in place to fix the interest rate on $175 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $177.3 million of variable rate debt outstanding as of June 30, 2015. See additional discussion in Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $177.3 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.8 million per year.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Fifth Amendment to Lease, between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), effective as of June 3, 2015.(4)

10.2

Third Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive, L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C. as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank and TD Securities (USA) LLC, as co-documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of June 24, 2015.(5)

10.3

First Amendment to Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers party thereto, Royal Bank of Canada, as administrative agent, and the other lenders party thereto, dated as of June 25, 2015.(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.

(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2015.
(5)	Incorporated by reference to Exhibits 1.1 and 1.2 to our Current Report on Form 8-K filed on June 25, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: July 24, 2015	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Fifth Amendment to Lease, between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), effective as of June 3, 2015.(4)

10.2

Third Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive, L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C. as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank and TD Securities (USA) LLC, as co-documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of June 24, 2015.(5)

10.3

First Amendment to Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers party thereto, Royal Bank of Canada, as administrative agent, and the other lenders party thereto, dated as of June 25, 2015.(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2015.
(5)	Incorporated by reference to Exhibits 1.1 and 1.2 to our Current Report on Form 8-K filed on June 25, 2015.