Form 10-Q
period 2015-09-30
CoreSite Realty Corp
filed 2015-10-23
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding at October 21, 2015, was 26,643,508.

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Investments in real estate:
Land	$74,819	$78,983
Buildings and improvements	1,024,778	888,966
	1,099,597	967,949
Less: Accumulated depreciation and amortization	(265,637)	(215,978)
Net investment in operating properties	833,960	751,971
Construction in progress	126,117	178,599
Net investments in real estate	960,077	930,570
Cash and cash equivalents	9,477	10,662
Accounts and other receivables, net of allowance for doubtful accounts of $223 and $112 as of September 30, 2015, and December 31, 2014, respectively	14,194	10,290
Lease intangibles, net of accumulated amortization of $11,645 and $14,477 as of September 30, 2015, and December 31, 2014, respectively	5,249	7,112
Goodwill	41,191	41,191
Other assets, net	85,421	75,600
Total assets	$1,115,609	$1,075,425

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$110,250	$218,500
Senior unsecured term loans	250,000	100,000
Accounts payable and accrued expenses	56,972	42,463
Accrued dividends and distributions	22,688	22,355
Deferred rent payable	8,248	8,985
Acquired below-market lease contracts, net of accumulated amortization of $5,074 and $4,688 as of September 30, 2015, and December 31, 2014, respectively	4,909	5,576
Unearned revenue, prepaid rent and other liabilities	30,439	19,205
Total liabilities	483,506	417,084
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of September 30, 2015, and December 31, 2014	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 26,636,675 and 21,757,366 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	261	212
Additional paid-in capital	336,811	275,038
Accumulated other comprehensive loss	(1,507)	(125)
Distributions in excess of net income	(81,990)	(67,538)
Total stockholders’ equity	368,575	322,587
Noncontrolling interests	263,528	335,754
Total equity	632,103	658,341
Total liabilities and equity	$1,115,609	$1,075,425

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
Data center revenue:
Rental revenue	$47,135	$38,315	$133,282	$110,152
Power revenue	23,716	18,687	65,177	51,264
Interconnection revenue	11,400	9,169	32,210	25,819
Tenant reimbursement and other	2,357	2,328	6,049	6,711
Office, light-industrial and other revenue	1,947	2,016	6,050	5,982
Total operating revenues	86,555	70,515	242,768	199,928
Operating expenses:
Property operating and maintenance	24,376	20,043	66,360	54,866
Real estate taxes and insurance	3,216	3,073	8,421	5,059
Depreciation and amortization	24,347	20,914	71,209	58,300
Sales and marketing	3,775	3,806	11,813	11,141
General and administrative	8,644	7,145	24,461	21,582
Rent	5,440	5,113	15,690	15,249
Impairment of internal-use software	—	—	—	1,959
Transaction costs	6	49	51	62
Total operating expenses	69,804	60,143	198,005	168,218
Operating income	16,751	10,372	44,763	31,710
Gain on real estate disposal	—	—	36	—
Interest income	1	1	5	5
Interest expense	(2,188)	(1,361)	(5,183)	(3,949)
Income before income taxes	14,564	9,012	39,621	27,766
Income tax expense	(34)	(22)	(149)	(20)
Net income	$14,530	$8,990	$39,472	$27,746
Net income attributable to noncontrolling interests	5,526	3,759	16,193	11,730
Net income attributable to CoreSite Realty Corporation	$9,004	$5,231	$23,279	$16,016
Preferred stock dividends	(2,084)	(2,084)	(6,253)	(6,253)
Net income attributable to common shares	$6,920	$3,147	$17,026	$9,763
Net income per share attributable to common shares:
Basic	$0.26	$0.15	$0.71	$0.46
Diluted	$0.26	$0.14	$0.69	$0.45
Weighted average common shares outstanding
Basic	26,126,332	21,214,825	24,029,106	21,113,700
Diluted	26,549,537	21,708,759	24,544,612	21,679,931

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$14,530	$8,990	$39,472	$27,746
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(2,947)	397	(3,807)	(357)
Reclassification of other comprehensive income to interest expense	567	340	1,371	795
Comprehensive income	12,150	9,727	37,036	28,184
Comprehensive income attributable to noncontrolling interests	4,469	4,160	15,016	11,968
Comprehensive income attributable to CoreSite Realty Corporation	$7,681	$5,567	$22,020	$16,216

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Loss	Net Income	Equity	Interests	Equity
Balance at January 1, 2015	$115,000	21,757,366	$212	$275,038	$(125)	$(67,538)	$322,587	$335,754	$658,341
Redemption of noncontrolling interests	—	4,500,000	45	59,145	(122)	—	59,068	(59,068)	—
Issuance of stock awards, net of forfeitures	—	203,646	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	175,663	3	(3,088)	—	—	(3,085)	—	(3,085)
Share-based compensation	—	—	1	5,716	—	—	5,717	—	5,717
Dividends declared on preferred stock	—	—	—	—	—	(6,253)	(6,253)	—	(6,253)
Dividends and distributions	—	—	—	—	—	(31,478)	(31,478)	(28,175)	(59,653)
Net income	—	—	—	—	—	23,279	23,279	16,193	39,472
Other comprehensive loss	—	—	—	—	(1,260)	—	(1,260)	(1,176)	(2,436)
Balance at September 30, 2015	$115,000	26,636,675	$261	$336,811	$(1,507)	$(81,990)	$368,575	$263,528	$632,103

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,472	$27,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,209	58,300
Amortization of above/below market leases	(387)	(438)
Amortization of deferred financing costs	999	1,477
Gain on real estate disposal	(36)	—
Share-based compensation	5,305	4,766
Bad debt expense	310	826
Changes in operating assets and liabilities:
Accounts receivable	(4,214)	(1,766)
Deferred rent receivable	(5,423)	(2,728)
Deferred leasing costs	(11,242)	(15,540)
Other assets	(4,661)	35
Accounts payable and accrued expenses	4,045	(4,264)
Unearned revenue, prepaid rent and other liabilities	8,799	6,582
Deferred rent payable	(737)	(450)
Net cash provided by operating activities	103,439	74,546
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(5,356)	(5,040)
Real estate improvements	(72,443)	(82,118)
Proceeds from real estate disposal	2,399	—
Net cash used in investing activities	(75,400)	(87,158)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,171	1,555
Offering costs	—	(24)
Proceeds from revolving credit facility	55,000	72,000
Payments on revolving credit facility	(163,250)	(41,000)
Proceeds from senior unsecured term loan	150,000	100,000
Repayments of mortgage loans payable	—	(58,250)
Payments of loan fees and costs	(2,315)	(1,000)
Payments to net settle equity awards	(4,256)	(1,410)
Dividends and distributions	(65,574)	(55,304)
Net cash provided by (used in) financing activities	(29,224)	16,567
Net change in cash and cash equivalents	(1,185)	3,955
Cash and cash equivalents, beginning of period	10,662	5,313
Cash and cash equivalents, end of period	$9,477	$9,268
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$4,501	$2,958
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$18,943	$13,086
Accrual of dividends and distributions	$22,688	$18,968

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of September 30, 2015, the Company owns a 55.6% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 44.4% interest in our Operating Partnership. See additional discussion in Note 8.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the expected results for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany balances and transactions have been eliminated upon consolidation.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.6 million and $1.2 million for the three months ended September 30, 2015, and 2014, respectively, and $2.9 million and $3.4 million for the nine months ended September 30, 2015, and 2014, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $19.6 million and $16.8 million for the three months ended September 30, 2015, and 2014, respectively, and $56.7 million and $47.7 million for the nine months ended September 30, 2015, and 2014, respectively.

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

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental revenue, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for either the three or nine months ended September 30, 2015, or 2014.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2015, and December 31, 2014, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for either the three or nine months ended September 30, 2015, or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including broker and leasing agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Internal sales commissions	$16,855	$13,171
Third party commissions	15,767	13,665
External legal counsel	583	393
Total	$33,205	$27,229

Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and the amortization is included as a component of interest expense.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability, which are currently presented as deferred charges (assets), be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We have not elected early adoption and we are currently evaluating the impact of the provisions of ASU 2015-03 on our balance sheet presentation.

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and nine months ended September 30, 2015, and 2014, no impairment of long-lived assets was recognized.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three months ended September 30, 2015, and 2014. In the condensed consolidated statements of operations for the nine months ended September 30, 2015, and 2014, we recorded zero and $2.0 million, respectively, related to impairment of internal-use software.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We have not elected early adoption and we are currently evaluating the impact of the provisions of ASU 2015-05 on our consolidated financial statements.

Revenue Recognition

All customer leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the noncancelable term of the agreements. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable and included in other assets in the condensed consolidated balance sheets. If a lease terminates prior to its stated expiration, the deferred rent receivable relating to that lease is written off as a reduction of rental revenue.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For the three month periods ended September 30, 2015, and 2014, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2015, and 2014, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.4 million and $0.4 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At September 30, 2015, and December 31, 2014, the allowance for doubtful accounts totaled $0.2 million and $0.1 million, respectively.

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of ASC 606 on our revenue recognition policies as well as the transition method to be used to implement this guidance.

Share-Based Compensation

We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is calculated based on the Black-Scholes option-pricing model. The fair value of restricted share-based and Operating Partnership unit compensation is based on the fair value of our common stock on the date of the grant. The fair value of performance share awards, which have a market condition, is based on a Monte Carlo simulation. The fair value for all share-based compensation is amortized on a straight-line basis over the vesting period.

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At both September 30, 2015, and December 31, 2014, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $2.3 million.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2015, and December 31, 2014, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2012.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased at September 30, 2015 (in thousands):

Property Name	Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
SV1	San Jose, CA	$6,863	$127,238	$664	$134,765
SV2	Milpitas, CA	5,086	26,838	686	32,610
SV3	Santa Clara, CA	3,972	49,262	774	54,008
SV4	Santa Clara, CA	4,501	91,807	1,120	97,428
SV5	Santa Clara, CA	2,544	23,514	—	26,058
SV6	Santa Clara, CA	—	—	23,009	23,009
SV7	Santa Clara, CA	—	—	10,609	10,609
BO1	Somerville, MA	5,154	82,181	3,066	90,401
NY1*	New York, NY	—	34,432	185	34,617
NY2	Secaucus, NJ	2,388	90,346	36,748	129,482
VA1	Reston, VA	6,903	115,567	4,213	126,683
VA2	Reston, VA	2,720	63,547	39,446	105,713
DC1*	Washington, DC	—	8,020	159	8,179
CH1	Chicago, IL	5,493	93,326	848	99,667
LA1*	Los Angeles, CA	—	64,630	3,100	67,730
LA2	Los Angeles, CA	28,467	139,760	1,232	169,459
MI1	Miami, FL	728	10,355	—	11,083
DE1*	Denver, CO	—	2,903	249	3,152
DE2*	Denver, CO	—	1,052	9	1,061
Total		$74,819	$1,024,778	$126,117	$1,225,714

*    Indicates properties in which we hold a leasehold interest.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Deferred leasing costs	$33,205	$27,229
Deferred rent receivable	26,933	21,510
Corporate furniture, fixtures and equipment	6,649	7,474
Internal-use software	8,744	7,980
Deferred financing costs	3,741	2,421
Prepaid expenses	5,453	6,251
Other	696	2,735
Total	$85,421	$75,600

5. Debt

A summary of outstanding indebtedness as of September 30, 2015, and December 31, 2014, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2015	2014
Revolving credit facility	1.75% and 2.17% at September 30, 2015, and December 31, 2014, respectively	June 24, 2019	$110,250	$218,500
2019 Senior unsecured term loan(1)	3.23% at September 30, 2015, and at December 31, 2014	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.32% at September 30, 2015	June 24, 2020	150,000	—
Total principal outstanding			$360,250	$318,500

(1)   The Operating Partnership entered into a swap agreement with respect to the 2019 Term Loan to swap the variable interest rate associated with the 2019 Term Loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio. See “Derivatives and Hedging Activities” in Note 6 below.

(2)   The Operating Partnership entered into a swap agreement with respect to the 2020 Term Loan to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2015, is 2.32%. See “Derivatives and Hedging Activities” in Note 6 below.

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

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2015, the Operating Partnership’s leverage ratio was 17.5% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowings under the revolving credit facility is subject to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of September 30, 2015, the borrowing capacity was $350.0 million. As of September 30, 2015, $110.3 million was borrowed and outstanding, $6.3 million was outstanding under letters of credit and $233.4 million remained available for us to borrow under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of September 30, 2015, was 17.5%;

•                  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of September 30, 2015, was 0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.70 to 1.00, which, as of September 30, 2015, was 9.3 to 1.00; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of September 30, 2015, was 8.4%.

As of September 30, 2015, we were in compliance with all of the covenants under the Credit Agreement.

2019 Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (as amended, the “2019 Term Loan”). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances. The 2019 Term Loan ranks pari passu with the 2020 Term Loan and our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of September 30, 2015, we were in compliance with all of the covenants under the 2019 Term Loan.

The borrowings under the 2019 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2015, the Operating Partnership’s leverage ratio was 17.5% and the interest rate was LIBOR plus 175 basis points.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2019 Term Loan and our Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of September 30, 2015, we were in compliance with all of the covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2015, the Operating Partnership’s leverage ratio was 17.5% and the interest rate was LIBOR plus 150 basis points.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of September 30, 2015, when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	210,250
2020	150,000
Total	$360,250

6. Derivatives and Hedging Activities

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2015, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 2.93% per annum. Also, on February 3, 2014, we entered into a $100 million five-year interest rate swap agreement that effectively fixes the interest rate at approximately 3.23% per annum. Both interest rate swap agreements were designated for hedge accounting.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income related to the unrealized gain or loss on derivative contracts were a loss of $2.9 million and a gain of $0.4 million for the three months ended September 30, 2015, and 2014, respectively, and a loss of $3.8 million and $0.4 million for the nine months ended September 30, 2015, and 2014, respectively. The amounts reclassified out of other comprehensive income into interest expense on the condensed consolidated statements of operations were $0.6 million and $0.3 million for the three months ended September 30, 2015, and 2014, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2015, and 2014, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, and 2014, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning October 1, 2015, we estimate that $1.9 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $2.7 million and $0.3 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheet as of September 30, 2015, and December 31, 2014, respectively. We had no derivative assets recognized in other assets in our condensed consolidated balance sheet as of September 30, 2015, and December 31, 2014.

7. Stockholders’ Equity

We paid the following dividends per share on our Series A cumulative preferred stock and common stock during the nine months ended September 30, 2015:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Stock
March 12, 2015	March 31, 2015	April 15, 2015	$0.4531	(1)	$0.42
May 21, 2015	June 30, 2015	July 15, 2015	0.4531	(2)	0.42
August 31, 2015	September 30, 2015	October 15, 2015	0.4531	(3)	0.42
			$1.3593		$1.26

(1)   Dividend covers the period from January 15, 2015, to April 14, 2015.

(2)   Dividend covers the period from April 15, 2015, to July 14, 2015.

(3)   Dividend covers the period from July 15, 2015, to October 14, 2015.

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

The following table shows the ownership interests in the Operating Partnership as of September 30, 2015, and December 31, 2014:

	September 30, 2015		December 31, 2014
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	26,121,612	55.6%	21,287,191	45.6%
Noncontrolling interests	20,860,847	44.4%	25,360,847	54.4%
Total	46,982,459	100.0%	46,648,038	100.0%

For each share of common stock issued by us, the Operating Partnership issues to us an equivalent common Operating Partnership unit. During the nine months ended September 30, 2015, we issued 334,421 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by the Operating Partnership.

Holders of common Operating Partnership units of record as of September 30, 2015, received quarterly distributions of $0.42 per unit, payable in correlation with declared dividends on common stock.

On May 1, 2015, 4,500,000 common Operating Partnership units held by third parties were redeemed for shares of our common stock in connection with the offer and sale of 4,500,000 shares of our common stock by The Carlyle Group. The book value attributable to each common Operating Partnership unit redeemed was $59.1 million and was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital.

The redemption value of the noncontrolling interests at September 30, 2015, was $1.07 billion based on the closing price of the Company’s common stock of $51.44 on that date.

9. Equity Incentive Plan

Our Board of Directors has adopted and, with the approval of our stockholders, amended the 2010 Equity Incentive Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of September 30, 2015, 3,361,976 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

The following table sets forth stock option activity under the 2010 Plan for the nine months ended September 30, 2015:

	Number of Shares Subject to Options	Weighted- Average Exercise Price
Options outstanding, December 31, 2014	758,095	$20.94
Granted	—	—
Exercised	(400,585)	20.08
Forfeited	(7,281)	27.53
Expired	(282)	15.23
Options outstanding, September 30, 2015	349,947	$21.80

The following table sets forth the number of shares subject to options that are unvested as of September 30, 2015, and the fair value of these options at the grant date:

	Number of Shares Subject to Options	Weighted- Average Fair Value at Grant Date
Unvested balance, December 31, 2014	283,964	$7.75
Granted	—	—
Forfeited	(7,281)	8.48
Vested	(170,456)	6.87
Unvested balance, September 30, 2015	106,227	$9.09

As of September 30, 2015, total unearned compensation on options was approximately $0.6 million, and the weighted-average vesting period was 1.2 years.

Restricted Awards and Units

During the nine months ended September 30, 2015, we granted 176,981 shares of restricted stock which had a fair value of $8.4 million as of the date of grant. Also during the nine months ended September 30, 2015, we issued 7,551 restricted stock units, or RSUs. The principal difference between these instruments is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock and RSU awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted- Average Fair Value at Grant Date
Unvested balance, December 31, 2014	394,016	$29.10
Granted	184,532	47.40
Forfeited	(33,837)	36.05
Vested	(166,230)	27.06
Unvested balance, September 30, 2015	378,481	$38.29

As of September 30, 2015, total unearned compensation on restricted awards was approximately $11.3 million, and the weighted-average vesting period was 2.5 years.

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

On March 4, 2014, we granted 91,335 PSAs equal to 150% of the target amount, with an aggregate fair value of $1.6 million on the grant date. The PSAs, in addition to a service condition, are subject to our performance versus the MSCI US REIT Index, which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSAs are amortized on a straight-line basis over the vesting period. During the nine months ended September 30, 2015, 6,845 of the PSAs granted in March 2014 were forfeited due to termination of service and 6,872 PSAs were not achieved due to performance against the MSCI REIT Index correlating to less than 150% of the target amount during the first year of the performance period.

On March 3, 2015, we granted 78,553 PSAs, equal to 175% of the target amount, with an aggregate value of $2.7 million on the grant date. The PSAs, in addition to a service condition, are subject to our performance versus the MSCI US REIT Index, which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSAs are amortized on a straight-line basis over the vesting period. During the nine months ended September 30, 2015, 7,129 of the PSAs granted in March 2015 were forfeited due to termination of service.

As of September 30, 2015, total unearned compensation on PSAs was approximately $2.7 million, and the weighted-average vesting period was 2.2 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the nine months ended September 30, 2015, and 2014.

	Nine Months Ended September 30,
	2015	2014
Expected term (in years)	2.83	2.83
Expected volatility	25.51%	32.98%
Expected annual dividend	—	—
Risk-free rate	1.02%	0.64%

10. Earnings Per Share

Basic net income per share is calculated by dividing the net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Diluted net income per share adjusts basic net income per share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common stock consist of shares issuable under the 2010 Plan. The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common shares	$6,920	$3,147	$17,026	$9,763
Weighted-average common shares outstanding - basic	26,126,332	21,214,825	24,029,106	21,113,700
Effect of potentially dilutive common shares:
Stock options	238,386	338,674	329,833	360,707
Unvested awards	184,819	155,260	185,673	205,524
Weighted-average common shares outstanding - diluted	26,549,537	21,708,759	24,544,612	21,679,931
Net income per share attributable to common shares
Basic	$0.26	$0.15	$0.71	$0.46
Diluted	$0.26	$0.14	$0.69	$0.45

In the calculations above, we have excluded weighted-average potentially dilutive securities of 40,565 and 146,216 for the three months ended September 30, 2015, and 2014, respectively, and 157,534 and 187,404 for the nine months ended September 30, 2015, and 2014, respectively, as their effect would have been antidilutive.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Operating Partnership and its counterparties. As of September 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total balance of our revolving credit facility and senior unsecured term loans was $360.3 million as of September 30, 2015, with a fair value that approximated book value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. In addition, we enter into contracts for company-wide improvements that are ancillary to revenue generation. At September 30, 2015, we had open commitments related to construction contracts of approximately $54.7 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At September 30, 2015, we had open commitments related to these contracts of approximately $11.3 million.

In April 2015, we executed a pre-lease and began construction of a 136,580 square-foot build-to-suit powered shell data center, which will be known as SV6, on land we own on our Santa Clara campus. We have incurred $10.9 million of the estimated $30.0 million required to complete the project, and expect to deliver the powered shell to a strategic customer in the first half of 2016.

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matter to which we currently are a party other than those described below, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial condition, cash flows or results of operations.

On February 4, 2014, U.S. Colo, LLC (“U.S. Colo”), a current customer, filed a complaint against us in the United States District Court for the Central District of California.  In the complaint, U.S. Colo alleged that it should not have been charged for the use of various CoreSite interconnection services under the terms of an existing agreement between the parties.

On July 23, 2015, after amendments to the complaint, dismissal of several of U.S. Colo’s claims, and a remand of the case to the Superior Court of the State of California, County of Los Angeles, U.S. Colo filed an amended complaint alleging breach of contract and breach of the covenant of good faith and fair dealing.  The amended complaint seeks $802,564 in damages for charges paid to us for interconnection services; $70,080,000 in damages for alleged losses of revenue and profits; attorney’s fees, interest, and costs of the suit; and declaratory and injunctive relief.

On August 21, 2015, we moved to strike U.S Colo’s claim for $70,080,000 in alleged losses of revenue and profits.  That motion is scheduled to be heard on October 30, 2015. Discovery is underway and a trial is currently set for April 11, 2016.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. The lawsuit is in the early stages and we have not yet filed a responsive pleading.

We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of September 30, 2015, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $2.0 million in the aggregate, of which $1.1 million has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheet as of December 31, 2015.

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

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,”  “expects” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a REIT; (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real estate taxes; (xii) delays or disruptions in third-party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate or technology industries generally.

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

Our focus is to bring together a network and cloud community to support the needs of enterprises, and create a diverse customer ecosystem. Our growth strategy includes (i) increasing cash flow from in-place data center space, (ii) capitalizing on embedded expansion opportunities within existing data centers, (iii) selectively pursuing acquisition and development opportunities in new and existing markets, (iv) expanding existing customer relationships, and (v) attracting new customers.

Our Portfolio

As of September 30, 2015, our property portfolio included 17 operating data center facilities and multiple development projects which collectively comprise over 2.8 million net rentable square feet (“NRSF”), of which approximately 1.6 million NRSF is existing data center space. The 0.9 million NRSF of development projects includes entitled land and space available for development and construction of new facilities. We expect that this development potential plus any expansion into new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of September 30, 2015:

	Data Center Operating NRSF (1)
		Stabilized		Pre-Stabilized (2)		Total		Development NRSF (3)	Total NRSF
Market/Facilities	Annualized Rent ($000)(4)	Total	Percent Occupied(5)	Total	Percent Occupied(5)	Total	Percent Occupied(5)	Total	Total Portfolio

San Francisco Bay
SV1	$6,792	84,045	82.8%	—	—%	84,045	82.8%	—	84,045
SV2	8,140	76,676	85.8	—	—	76,676	85.8	—	76,676
Santa Clara campus(6)	33,886	252,173	96.6	—	—	252,173	96.6	366,580	618,753
San Francisco Bay Total	48,818	412,894	91.8	—	—	412,894	91.8	366,580	779,474
Los Angeles
One Wilshire campus
LA1*	25,682	139,053	83.3	—	—	139,053	83.3	—	139,053
LA2	21,093	191,202	88.8	46,211	15.1	237,413	74.5	187,478	424,891
Los Angeles Total	46,775	330,255	86.5	46,211	15.1	376,466	77.7	187,478	563,944
Northern Virginia									—
VA1	28,327	201,719	92.5	—	—	201,719	92.5	—	201,719
VA2	4,937	69,010	100.0	23,163	50.0	92,173	87.4	96,274	188,447
DC1*	3,133	22,137	88.8	—	—	22,137	88.8	—	22,137
Northern Virginia Total	36,397	292,866	94.0	23,163	50.0	316,029	90.7	96,274	412,303
Boston
BO1	14,611	166,026	99.5	—	—	166,026	99.5	87,650	253,676
Chicago
CH1	14,350	166,703	87.1	11,704	—	178,407	81.4	—	178,407
New York
NY1*	5,853	48,404	76.1	—	—	48,404	76.1	—	48,404
NY2	5,883	16,130	100.0	85,612	54.2	101,742	61.5	134,508	236,250
New York Total	11,736	64,534	82.1	85,612	54.2	150,146	66.2	134,508	284,654
Miami
MI1	1,867	30,176	81.4	—	—	30,176	81.4	13,154	43,330
Denver
DE1*	1,106	5,878	92.2	—	—	5,878	92.2	—	5,878
DE2*	325	5,140	76.9	—	—	5,140	76.9	—	5,140
Denver Total	1,431	11,018	85.1	—	—	11,018	85.1	—	11,018
Total Data Center	$175,985	1,474,472	90.7%	166,690	39.0%	1,641,162	85.4%	885,644	2,526,806

Office and Light-Industrial(7)	6,462	324,648	77.1	—	—	324,648	77.1	—	324,648
Total Portfolio	$182,447	1,799,120	88.2%	166,690	39.0%	1,965,810	84.0%	885,644	2,851,454

*Indicates properties in which we hold a leasehold interest.

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

(4)       Represents the monthly contractual rent under existing commenced customer leases as of September 30, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $187.5 million as of September 30, 2015, which reflects the addition of $5.1 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases. See footnote (6) below for more information regarding annualized rent at the Santa Clara campus.

(5)       Includes customer leases that have commenced and are occupied as of September 30, 2015. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of September 30, 2015. The percent occupied for stabilized data center space would have been 91.1%, rather than 90.7%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 85.8%, rather than 84.0%, if all leases signed in current and prior periods had commenced.

(6)       The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in the portfolio on a dollar-for-dollar basis until the terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $2.6 million in the fourth quarter 2015, $1.9 million in the second quarter 2016, and $4.2 million in the second quarter 2017.

(7)       Represents space that is currently occupied or readily available for lease as space other than data center space, which is typically offered for office or light-industrial uses.

The following table shows the September 30, 2015, same-store operating statistics for space within each data center facility that was leased or available to be leased as of December 31, 2013, and excludes space for which development was completed and became available to be leased after December 31, 2013. We track same-store space leased or available to be leased at the computer room level within each data center facility. For comparison purposes, the operating activity totals as of December 31, 2014, and 2013, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
Market/Facilities	Annualized Rent ($000)(1)	Total	Percent Occupied(2)	Total	Percent Occupied(2)	Total	Percent Occupied(2)
San Francisco Bay
SV1	$11,291	84,045	82.8%	206,255	82.3%	290,300	82.4%
SV2	8,140	76,676	85.8	—	—	76,676	85.8
Santa Clara campus(3)	33,907	252,173	96.6	548	100.0	252,721	96.6
San Francisco Bay Total	53,338	412,894	91.8	206,803	82.3	619,697	88.6

Los Angeles
One Wilshire campus
LA1*	25,834	139,053	83.3	4,373	82.8	143,426	83.2
LA2	20,302	191,202	88.8	7,029	81.4	198,231	88.5
Los Angeles Total	46,136	330,255	86.5	11,402	81.9	341,657	86.3

Northern Virginia
VA1	29,405	201,719	92.5	61,050	82.6	262,769	90.2
DC1*	3,133	22,137	88.8	—	—	22,137	88.8
Northern Virginia Total	32,538	223,856	92.1	61,050	82.6	284,906	90.1

Boston
BO1	14,894	166,026	99.5	19,495	63.6	185,521	95.7

Chicago
CH1	14,428	166,703	87.1	4,946	66.7	171,649	86.5

New York
NY1*	5,866	48,404	76.1	209	100.0	48,613	76.2
NY2	2,008	18,103	76.9	—	—	18,103	76.9
New York Total	7,874	66,507	76.3	209	100.0	66,716	76.4

Miami
MI1	1,888	30,176	81.4	1,934	57.1	32,110	79.9

Denver
DE1*	871	4,726	90.3	—	—	4,726	90.3
DE2*	325	5,140	76.9	—	—	5,140	76.9
Denver Total	1,196	9,866	83.4	—	—	9,866	83.4

Total Facilities at September 30, 2015(4)	$172,292	1,406,283	89.9%	305,839	80.8%	1,712,122	88.3%

Total Facilities at December 31, 2014	$155,334		85.5%		78.0%		84.1%

Total Facilities at December 31, 2013	$136,470		77.7%		77.3%		77.6%

*Indicates properties in which we hold a leasehold interest.

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

(3)    The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in the portfolio on a dollar-for-dollar basis until the terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $2.6 million in the fourth quarter 2015, $1.9 million in the second quarter 2016, and $4.2 million in the second quarter 2017.

(4)    The percent occupied for data center space, office and light-industrial space, and total space would have been 90.4%, 83.0% and 89.1%, respectively, if all leases signed in the current and prior periods had commenced.

Same-store annualized rent increased to $172.3 million at September 30, 2015, compared to $155.3 million at December 31, 2014. The increase of $17.0 million in annualized rent is due primarily to a 10.0% increase in data center occupancy in the Northern Virginia market a 4.2% increase in data center occupancy in the Los Angeles market and the new and restructured lease agreements on the Santa Clara campus.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes NRSF under construction and NRSF held for development throughout our portfolio as of September 30, 2015:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
San Francisco Bay
Santa Clara campus(3)	216,580	150,000	366,580
Los Angeles
One Wilshire campus
LA2	—	187,478	187,478
Northern Virginia
VA2	96,274	—	96,274
Boston
BO1	14,031	73,619	87,650
New York
NY2(4)	—	134,508	134,508
Miami
MI1	—	13,154	13,154
Total Facilities	326,885	558,759	885,644

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

(3)   Our Santa Clara campus includes 366,580 developable NRSF as of September 30, 2015. In April 2015, we began construction on 136,580 NRSF at this campus pursuant to the terms of a build-to-suit lease entered into on the same date with a strategic customer for a 100% pre-leased powered shell, which will be known as SV6. We expect to deliver SV6 during the first half of 2016. In September 2015, we commenced development of a new 230,000 NRSF data center, SV7, and we expect to deliver the first phase of 80,000 NRSF during the second quarter of 2016.

(4)   We may develop up to 234,508 NRSF at NY2. This includes the undeveloped space within the existing shell building of 134,508 NRSF set forth in the table above and an additional 100,000 NRSF of data center space that we may develop upon our receipt of the necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended September 30, 2015 (in thousands):

Nine Months Ended September 30, 2015
Data center expansion	$67,970
Non-recurring investments	8,003
Tenant improvements	6,171
Recurring capital expenditures	3,500
Total capital expenditures	$85,644

During the nine months ended September 30, 2015, we incurred approximately $85.6 million of capital expenditures, of which approximately $68.0 million related to new data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments.

Of the $68.0 million of capital expenditures related to new data center expansion activities, we incurred a) approximately $33.8 million on the continued development of NY2 and VA2, b) $5.9 million at CH1, c) $9.7 million toward developing SV6, our new data center at our Santa Clara campus and d) $18.6 million on other expansion activities during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, we placed into service the following data center expansion projects 92,173 NRSF at VA2, 49,050 NRSF at NY2, 12,500 NRSF at LA2 and 11,704 NRSF at CH1.

During the nine months ended September 30, 2015, we incurred approximately $8.0 million in non-recurring investments, of which $3.1 million is a result of internal IT software development and the remaining $4.9 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the nine months ended September 30, 2015, we incurred approximately $6.2 million in tenant improvements, of which $2.5 million relates to two customer leases at our VA1 property and the remaining $3.7 million is a result of other tenant improvements at various properties.

During the nine months ended September 30, 2015, we incurred approximately $3.5 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015, which is accessible on the SEC’s website at www.sec.gov.

One of our corporate objectives has been to increase the volume of higher margin interconnection services and value-add power services, as well as to increase rental rates, by developing highly evolved ecosystems comprised of cross-connected customers within each market. We have attained varying levels of success in developing these customer ecosystems across our markets. While we believe that we are able to attract network and cloud deployments and to grow the customer ecosystem to some degree in all markets, it may be difficult in some markets to develop ecosystems on the scale of our most highly evolved interconnected ecosystems due to the presence of incumbent interconnection and network-dense data centers in those markets. Our ability to establish highly interconnected data centers in certain markets may be further negatively impacted by industry consolidation. If we are unable to establish highly evolved customer ecosystems within a particular market, we may have difficulty increasing the volume of higher margin interconnection services and value-add power services within that market to levels that are comparable to our most highly evolved interconnected ecosystems.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 314,000 NRSF of space currently unoccupied in our portfolio, 224 and 608 data center leases representing approximately 4.9% and 12.8% of the NRSF in our operating portfolio with current average annualized rental rates of $144 per NRSF and $152 per NRSF are scheduled to expire during the remainder of 2015 and the year ending December 31, 2016, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. During the twelve months ended September 30, 2015, we renewed an average of 48,000 NRSF per quarter at a GAAP rental growth rate of 8.8%. Excluding space held for development, as of September 30, 2015, the occupancy rate of data center properties in our portfolio, stabilized and pre-stabilized, was 85.4% of NRSF. During the nine months ended September 30, 2015, new and expansion leases totaling approximately 250,000 NRSF commenced. The following table summarizes our leasing activity during the nine months ended September 30, 2015:

	Three Months	Number of	Total Leased	Rental	Rent
	Ended	Leases(1)	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	September 30, 2015	150	66,330	$139
	June 30, 2015	107	122,872	123
	March 31, 2015	110	60,797	152
New/expansion leases signed	September 30, 2015	149	64,087	138
	June 30, 2015	122	243,477	81
	March 31, 2015	100	54,385	163
Renewal leases signed	September 30, 2015	165	72,031	145	9.7%
	June 30, 2015	135	35,272	185	9.1%
	March 31, 2015	122	40,446	179	11.4%

(1)               Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)               Total leased NRSF is determined based on contractually leased square feet for leases that have been signed or commenced on or before September 30, 2015. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)               Rental rates represent annual contractual rent per NRSF adjusted for straight-line rents in accordance with GAAP.

(4)               Rent growth represents the increase in GAAP rental rates on renewed leases commencing during the period, as compared with the previous GAAP rental rates for the same space.

Results of Operations

Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2015, and 2014. A summary of our operating results for the three months ended September 30, 2015, and 2014, is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Operating revenue	$86,555	$70,515	$16,040	22.7%
Operating expense	69,804	60,143	9,661	16.1%
Operating income	16,751	10,372	6,379	61.5%
Interest expense	2,188	1,361	827	60.8%
Net income	14,530	8,990	5,540	61.6%

Operating Revenues

Operating revenues during the three months ended September 30, 2015, and 2014, were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Data center revenue:
Rental revenue	$47,135	$38,315	$8,820	23.0%
Power revenue	23,716	18,687	5,029	26.9%
Interconnection revenue	11,400	9,169	2,231	24.3%
Tenant reimbursement and other	2,357	2,328	29	1.2%
Total data center revenue	84,608	68,499	16,109	23.5%
Office, light-industrial and other revenue	1,947	2,016	(69)	-3.4%
Total operating revenues	$86,555	$70,515	$16,040	22.7%

A majority of the increase in operating revenues was due to a $13.8 million increase in data center rental and power revenue during the three months ended September 30, 2015, compared to the 2014 period. The increase in data center rental and power revenue is due primarily to the net increase in commencement of new and expansion leases during the twelve months ended September 30, 2015, which increased occupied data center NRSF from 1,206,212 NRSF as of September 30, 2014, to 1,402,008 NRSF as of September 30, 2015. Leases that contributed to the increase in data center rental and power revenue include new leases representing 38,362 NRSF at the recently developed first and second phases of NY2 and a lease representing 44,036 NRSF and other leases at the recently developed first and second phases of VA2. Also, in the Santa Clara campus, we restructured a lease agreement involving a customer that has vacated the majority of their leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio until its terms expire. In addition to the reservation payments we have successfully backfilled the space to new customers as of September 30, 2015. These new and restructured leases increased data center rental and power revenue by $5.7 million during the three months ended September 30, 2015, compared to the 2014 period, which represented 41% of the total increase in data center rental and power revenue. The remainder of the increase in data center rental and power revenue is due to an additional 113,398 NRSF that commenced during the twelve months ended September 30, 2015, net of expiring leases that were not renewed.

In addition, interconnection revenue increased $2.2 million during the three months ended September 30, 2015, compared to the 2014 period, as a result of an increase in the volume of cross connects from new and existing customers and an increase on interconnection rates.

Operating Expenses

Operating expenses during the three months ended September 30, 2015, and 2014, were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Property operating and maintenance	$24,376	$20,043	$4,333	21.6%
Real estate taxes and insurance	3,216	3,073	143	4.7%
Depreciation and amortization	24,347	20,914	3,433	16.4%
Sales and marketing	3,775	3,806	(31)	-0.8%
General and administrative	8,644	7,145	1,499	21.0%
Rent	5,440	5,113	327	6.4%
Transaction costs	6	49	(43)	-87.8%
Total operating expenses	$69,804	$60,143	$9,661	16.1%

Property operating and maintenance expense increased $4.3 million as a result of an increase in power expense due to the commencement of new and expansion leases during the three months ended September 30, 2015, and a 16% increase in occupied data center NRSF from 1,206,212 NRSF as of September 30, 2014, to 1,402,008 NRSF as of September 30, 2015. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increase in occupied data center NRSF.

Depreciation and amortization expense increased $3.4 million as a result of an increase in depreciation expense from 155,000 NRSF of new capital projects placed into service and an increase in amortization expense from deferred leasing commissions related to new leases signed and lease renewals.

General and administrative expense increased $1.5 million partially as a result of litigation accruals of $0.7 million. The remaining increase is a result of increases in payroll and other professional fees.

Interest Expense

Interest expense increased during the three months ended September 30, 2015, compared to 2014, as a result of the increase in overall debt outstanding. Overall debt outstanding increased $55.0 million during the twelve months ended September 30, 2015. A summary of interest expense for the three months ended September 30, 2015, and 2014, is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Interest expense and fees	$2,392	$2,105	$287	13.6%
Amortization of deferred financing costs	413	448	(35)	-7.8%
Capitalized interest	(617)	(1,192)	575	-48.2%
Total interest expense	2,188	1,361	827	60.8%
Percent capitalized	22.0%	46.7%

Nine Months ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

The discussion below relates to our financial condition and results of operations for the nine months ended September 30, 2015, and 2014. A summary of our operating results for the nine months ended September 30, 2015, and 2014, is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Operating revenue	$242,768	$199,928	$42,840	21.4%
Operating expense	198,005	168,218	29,787	17.7%
Operating income	44,763	31,710	13,053	41.2%
Interest expense	5,183	3,949	1,234	31.2%
Net income	39,472	27,746	11,726	42.3%

Operating Revenues

Operating revenues during the nine months ended September 30, 2015, and 2014, were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Data center revenue:
Rental revenue	$133,282	$110,152	$23,130	21.0%
Power revenue	65,177	51,264	13,913	27.1%
Interconnection revenue	32,210	25,819	6,391	24.8%
Tenant reimbursement and other	6,049	6,711	(662)	-9.9%
Total data center revenue	236,718	193,946	42,772	22.1%
Office, light industrial and other revenue	6,050	5,982	68	1.1%
Total operating revenues	$242,768	$199,928	$42,840	21.4%

A majority of the increase in operating revenues was due to a $37.0 million increase in data center rental and power revenue during the nine months ended September 30, 2015, compared to the 2014 period. The increase in data center rental and power revenue is due primarily to the net commencement of new and expansion leases during the twelve months ended September 30, 2015, which increased occupied data center NRSF from 1,206,212 NRSF as of September 30, 2014, to 1,402,008 NRSF as of September 30, 2015. Leases that contributed to the increase in data center rental and power revenue include new leases representing 38,362 NRSF at the recently developed first and second phases of NY2 and a lease representing 44,036 NRSF lease at the recently developed first phase of VA2. Also, in the Santa Clara campus, we restructured a lease agreement involving a customer that has vacated the majority of their leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio until its terms expire. In addition to the reservation payments we have successfully backfilled the space to new customers as of September 30, 2015. These new and restructured leases increased data center rental and power revenue by $11.9 million during the nine months ended September 30, 2015, compared to the 2014 period, which represented 32% of the total increase in data center rental and power revenue. The remainder of the increase in data center revenue is due to an additional 113,398 NRSF that commenced during the twelve months ended September 30, 2015, partially offset by expiring leases that were not renewed.

In addition, interconnection revenue increased $6.4 million during the nine months ended September 30, 2015, compared to the 2014 period, as a result of an increase in the volume of cross connects from new and existing customers and an increase in interconnection rates.

Operating Expenses

Operating expenses during the nine months ended September 30, 2015, and 2014, were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Property operating and maintenance	$66,360	$54,866	$11,494	20.9%
Real estate taxes and insurance	8,421	5,059	3,362	66.5%
Depreciation and amortization	71,209	58,300	12,909	22.1%
Sales and marketing	11,813	11,141	672	6.0%
General and administrative	24,461	21,582	2,879	13.3%
Rent	15,690	15,249	441	2.9%
Impairment of internal-use software	—	1,959	(1,959)	-100.0%
Transaction costs	51	62	(11)	-17.7%
Total operating expenses	$198,005	$168,218	$29,787	17.7%

Property operating and maintenance expense increased $11.5 million as a result of an increase in power expense due to the commencement of new and expansion leases during the nine months ended September 30, 2015, and a 16% increase in occupied data center NRSF from 1,206,212 NRSF as of September 30, 2014, to 1,402,008 NRSF as of September 30, 2015. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $3.4 million during the nine months ended September 30, 2015, compared to the 2014 period, primarily as a result of a true-up in 2014 of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at our IPO. The final tax assessments for two properties acquired at our IPO became known in the second quarter of 2014 and, therefore, the estimated real estate tax liabilities were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in the 2014 expense. The increase was partially offset by a decrease in real estate taxes during the three months ended March 31, 2015, as a result of a $0.9 million real estate tax refund related to a successful appeal of the 2007 through 2010 tax years for one of our California properties. In addition, insurance premiums decreased as a result of new insurance contracts with lower rates.

Depreciation and amortization expense increased $12.9 million as a result of an increase in depreciation expense from 155,000 NRSF of new capital projects placed into service and an increase in amortization expense from deferred leasing commissions related to new leases signed and lease renewals.

General and administrative expense increased $2.9 million primarily as a result of a $0.9 million litigation accrual, an increase in payroll and benefits expense due to an increase in headcount and fees associated with the redemption of 4,500,000 Operating Partnership units.

During the nine months ended September 30, 2014, we recognized a $2.0 million impairment charge as a result of internal-use IT software previously under development that was discontinued during the period and will no longer be placed into service. See additional discussion in Note 2.

Interest Expense

Interest expense increased during the nine months ended September 30, 2015, compared to 2014, as a result of the increase in overall debt outstanding. Overall debt outstanding increased $55.0 million during the twelve months ended September 30, 2015. A summary of interest expense for the nine months ended September 30, 2015, and 2014, is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Interest expense and fees	$7,083	$5,865	$1,218	20.8%
Amortization of deferred financing costs	999	1,477	(478)	-32.4%
Capitalized interest	(2,899)	(3,393)	494	-14.6%
Total interest expense	5,183	3,949	1,234	31.2%
Percent capitalized	35.9%	46.2%

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30 2015, Compared to Nine Months Ended September 30, 2014

Net cash provided by operating activities was $103.4 million for nine months ended September 30, 2015, compared to $74.5 million for the nine months ended September 30, 2014. The increase in cash provided by operating activities of $28.9 million, or 39%, was due primarily to growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties. The increase was partially offset by a $4.7 million increase in internal-use software and other assets paid during the nine months ended September 30, 2015, compared to 2014.

Net cash used in investing activities decreased by $11.8 million, or 13%, to $75.4 million for the nine months ended September 30, 2015, compared to $87.2 million for the nine months ended September 30, 2014. This decrease was partially due to the receipt of $2.4 million of cash proceeds from a real estate disposal related to the Massachusetts Bay Transportation Authority acquiring 52,248 square feet of land at BO1 pursuant to an order of taking during the nine months ended September 30, 2015 and the overall reduction in capital expenditures.

Net cash used in financing activities was $29.2 million for the nine months ended September 30, 2015, compared to $16.6 million provided by financing activities for the nine months ended September 30, 2014. The $45.8 million change in financing activities was primarily a result of net cash proceeds from debt instruments of $41.8 million during the nine months ended September 30, 2015, compared to $72.8 million during the nine months ended September 30, 2014. The remaining change was due to an increase of $10.3 million in dividends and distributions paid on our common stock and Operating Partnership units during the nine months ended September 30, 2015, as a result of an increase in the quarterly dividend from $0.35 per share or unit as of September 30, 2014, to $0.42 per share or unit as of September 30, 2015.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale various unspecified classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of September 30, 2015, we had $9.5 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $250 million to $270 million of capital investment to expand our operating data center portfolio.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. On June 24, 2015, our Operating Partnership and certain subsidiaries entered into a third amended and restated revolving credit facility, which increased the total commitment from $405.0 million to $500.0 million, providing for a $350.0 million revolving credit facility and a $150 million term loan. See discussion below on the 2020 Term Loan below. The total amount available for borrowing under our revolving credit facility is subject to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of September 30, 2015, $110.3 million of borrowings were outstanding and up to $233.4 million of borrowing capacity remained available under our revolving credit facility. Our revolving credit facility contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $350.0 million to $550.0 million, under specified circumstances. The revolving credit facility matures on June 24, 2019, with a one-year extension option subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions.

On June 24, 2015, in connection with the amended credit facilities, our Operating Partnership and certain subsidiaries entered into a $150.0 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100.0 million senior unsecured term loan (the “2019 Term Loan”). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100.0 million, to $200.0 million, under specified circumstances. The 2019 Term Loan matures on January 31, 2019.

Our long-term liquidity requirements primarily consist of the costs to fund additional phases of our current projects under development, including the Santa Clara campus, the One Wilshire campus, VA2, BO1, CH1 and NY2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion feature or entering into new debt agreements with our bank group. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of September 30, 2015, and December 31, 2014, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2015	2014
Revolving credit facility	1.75% and 2.17% at September 30, 2015, and December 31, 2014, respectively	June 24, 2019	$110,250	$218,500
2019 Senior unsecured term loan(1)	3.23% at September 30, 2015, and at December 31, 2014	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.32% at September 30, 2015	June 24, 2020	150,000	—
Total principal outstanding			$360,250	$318,500

(1)         The Operating Partnership entered into a swap agreement with respect to the 2019 Term Loan to swap the variable interest rate associated with the 2019 Term Loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio. See “Derivatives and Hedging Activities” in Note 6.

(2)         The Operating Partnership entered into a swap agreement with respect to the 2020 Term Loan to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2015, is 2.32%. See “Derivatives and Hedging Activities” in Note 6.

As of September 30, 2015, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loans. For additional information with respect to our outstanding indebtedness as of September 30, 2015, and December 31, 2014, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the NAREIT standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income. The following table is a reconciliation of our net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$14,530	$8,990	$39,472	$27,746
Real estate depreciation and amortization	22,818	18,988	64,414	53,987
Gain on land disposal	—	—	(36)	—
FFO	37,348	27,978	103,850	81,733
Preferred stock dividends	(2,084)	(2,084)	(6,253)	(6,253)
FFO attributable to common shares and units	$35,264	$25,894	$97,597	$75,480

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

We have made distributions every quarter since our initial public offering. During the three months ended September 30, 2015, we paid a dividend of $0.42 per common share and Operating Partnership Unit as of September 30, 2015. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of September 30, 2015, we had $360.3 million of consolidated indebtedness that bore variable interest based on one month LIBOR. As of September 30, 2015, we have two interest rate swap agreements in place to fix the interest rate on $175 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $185.3 million of variable rate debt outstanding as of September 30, 2015. See additional discussion in Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $185.3 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.9 million per year.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims and administrative proceedings, except as described below we are not presently party to any proceedings which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

On February 4, 2014, U.S. Colo, LLC (“U.S. Colo”), a current customer, filed a complaint against us in the United States District Court for the Central District of California. In the complaint, U.S. Colo alleged that it should not have been charged for the use of various CoreSite interconnection services under the terms of an existing agreement between the parties.

On July 23, 2015, after amendments to the complaint, dismissal of several of U.S. Colo’s claims, and a remand of the case to the Superior Court of the State of California, County of Los Angeles, U.S. Colo filed an amended complaint alleging breach of contract and breach of the covenant of good faith and fair dealing. The amended complaint seeks $802,564 in damages for charges paid to us for interconnection services; $70,080,000 in damages for alleged losses of revenue and profits; attorney’s fees, interest, and costs of the suit; and declaratory and injunctive relief.

On August 21, 2015, we moved to strike U.S Colo’s claim for $70,080,000 in alleged losses of revenue and profits. That motion is scheduled to be heard on October 30, 2015. Discovery is underway and a trial is currently set for April 11, 2016.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. The lawsuit is in the early stages and we have not yet filed a responsive pleading.

We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of September 30, 2015, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $2.0 million in the aggregate.

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

CORESITE REALTY CORPORATION

Date: October 23, 2015	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.