Form 10-K
period 2015-12-31
CoreSite Realty Corp
filed 2016-02-12
CIK 1490892

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2015
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1,027.9 million as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant's common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 10, 2016, there were 30,649,724 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2015, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this "Annual Report"), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), namely Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

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

PART I

ITEM 1.    BUSINESS

The Company

        We deliver secure, reliable, high-performance data center and interconnection solutions, supported by industry-leading customer service, to a growing customer ecosystem across eight key North American markets. We bring together strong network and cloud communities to support the needs of the enterprise and create a highly diverse customer ecosystem for more than 900 of the world's leading enterprises, network operators, cloud providers and supporting service providers. We completed our initial public offering of common stock on September 23, 2010 ("IPO"). We operate as a real estate investment trust ("REIT") for federal income tax purposes and conduct certain activities through our taxable REIT subsidiaries.

Our Business

        We are a fully integrated, self-administered, and self-managed REIT. Through our controlling interest in CoreSite, L.P., a Delaware limited partnership, our "Operating Partnership," we are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the Northern Virginia (including Washington D.C.), New York, and San Francisco Bay areas, Chicago, Los Angeles, Boston, Miami and Denver.

        Data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission-critical equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks and exchange traffic with each other. Our data centers feature advanced reliable and efficient power, cooling and security systems, including twenty-four-hours-a-day, seven-days-a-week in-house security staffing, and many are points of network interconnection that provide the evolved ecosystems our customers need to meet their own competitive challenges and business goals. We believe we have the flexibility and scalability to satisfy the full spectrum of our customers' growth requirements and corresponding data center needs by providing data center space ranging in size from an entire building or large dedicated suite to a cage or half cabinet.

        The first data center in our portfolio was purchased in 2000 by certain real estate funds (the "Funds") affiliated with The Carlyle Group, our Predecessor, and since then we have continued to acquire, develop and operate these types of data center facilities. Our properties are self-managed, including construction project management in connection with our development initiatives. As of December 31, 2015, our property portfolio included 17 operating data center facilities, office and light-industrial space and multiple development projects and space, which collectively comprise over 2.8 million net rentable square feet ("NRSF"), of which over 1.6 million NRSF is existing data center space.

Our Competitive Strengths

        We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the demand for data center space and interconnection services, and thereby grow our cash flow.

        Secure, Reliable, and Compliant.    We help businesses protect mission-critical data, performance sensitive applications and IT infrastructure by delivering secure, reliable, and compliant data center solutions. Our data centers feature advanced efficient power and cooling infrastructure to support our customer's IT infrastructure with additional power capacity to support continued growth. We provide twenty-four-hours-a-day, seven-days-a-week in-house security guard monitoring with customizable security features. We also provide the infrastructure and physical security required to support many of our customers' compliance needs.

        High Performance.    We offer cloud-enabled, network-rich data center campuses with over 20,000 interconnections across our portfolio and direct access to over 300 carriers and ISPs, over 275 leading cloud and IT service providers and inter-site connectivity. Our offerings include the CoreSite Open Cloud Exchange, the CoreSite Open Internet Exchange Hub and the Any2 Internet Exchange. We believe that the diverse network connectivity options at many of our data centers provide us with a competitive advantage because network-dense facilities offering high levels of connectivity typically take many years to establish. Many providers in our data center facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers, while enterprises can reduce their total cost of operations by directly connecting to service providers in the same data center in a cost effective manner.

        Scalable.    Across 17 operating data centers in eight key North American markets, we lease space to enterprises through multiple sub-verticals such as financial, healthcare, education, government, manufacturing, and professional services. We believe our ability to be both flexible and scalable is a key differentiator. We offer many space, power, and interconnection options that allow customers to select products and services that meet their needs. We believe we have a compelling combination of presence in most of the top data center markets in the U.S. with the ability to meet customers' growing capacity requirements within those markets.

        At December 31, 2015, our data center facilities have approximately 170,000 NRSF of unoccupied space. We have the ability to expand our occupied data center square footage by approximately 1,039,000 NRSF, or 70%, through leasing our unoccupied space and the development of 370,000 NRSF space under construction as of December 31, 2015, and approximately 498,000 NRSF at multiple facilities that are available for future development based on market supply and demand.

        Best-in-Class Customer Experience.    We believe our 391 professionals deliver best-in-class service by placing customer needs first in supporting the planning, implementation and operating requirements of customers. We provide dedicated implementation resources to ensure a seamless onboarding process for customers. Our leasing and sales professionals can develop complex data center solutions for the most demanding customer requirements and our experienced and committed operations and facilities personnel are available for extensive management support.

        Facilities in Key Markets.    Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets and we expect to continue benefitting from this concentration as customers seek new, high-quality data center space and interconnections within our markets, which are many of the key North American network, financial, cloud and commercial hubs. Our data centers are located in the Northern Virginia (including Washington D.C.), New York and San Francisco Bay areas, Chicago, Los Angeles, Boston, Miami and Denver. These locations offer access to the utility power required to effectively run the data center facilities. Many of our facilities are also situated in close proximity to a concentration of key businesses and corporations, driving demand for our data center space and interconnection services.

        Diversified Customer Base.    We have a diverse, global customer base, which we believe is a reflection of our strong reputation and proven track record, as well as our customers' trust in our ability to house their mission-critical applications and vital communications technology. Our diverse customer base spans many industries across eight key North America markets. In addition to geographic markets, we group our customers into the following industry verticals:

  •
  Enterprise:

  •
  Digital Content and Multimedia

  •
  Systems Integrators and Managed Services Providers ("SI & MSP")

  •
  Other (financial, healthcare, education, government, manufacturing and professional services)

  •
  Cloud and IT Service Providers

  •
  Networks and Mobility: domestic and international telecommunications carriers, ISPs (Internet Service Providers) and CDNs (Content Delivery Networks)

Business and Growth Strategies

        Our business objective is to continue growing our position as a provider of strategically located data center space in North America. Key components of our strategy include the following:

        Increase Cash Flow of In-Place Data Center Space.    We actively manage and lease our properties to increase cash flow by:

  •
  Leasing Available Space.  We have the ability to increase both our revenue and our revenue per square foot by leasing additional space, power and interconnection services to new and existing data center customers. As of December 31, 2015, substantially all of our data center facilities had space and power available to offer our customers the ability to increase their square footage under lease as well as the amount of power they use per square foot. Our existing data center facilities have approximately 170,000 NRSF of space currently unoccupied. We believe this space, together with available power, enables us to generate incremental revenue within our existing data center footprint.

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

        Capitalize on Embedded Expansion Opportunities.    We plan to grow by developing new secure, reliable and high-performance data center space. Our development opportunities include leveraging existing in-place infrastructure and entitlements in currently operating properties or campuses. In many cases, we are able to strategically deploy capital by developing space in incremental phases to meet customer demand. Including the space currently under construction at December 31, 2015, vacant space and land targeted for future development, we own land and buildings sufficient to develop approximately 869,000 NRSF of data center space.

        The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of December 31, 2015:

	Development Opportunities (in NRSF)
Facilities	Under Construction(1)	Held for Development(2)	Total
San Francisco Bay
Santa Clara campus(3)	216,580	150,000	366,580
Los Angeles
One Wilshire campus
LA2	43,345	127,202	170,547
Northern Virginia
VA2	96,274	—	96,274
Boston
BO1	14,031	73,619	87,650
New York
NY2	—	134,508	134,508
Miami
MI1	—	13,154	13,154

Total Facilities(4)	370,230	498,483	868,713

(1)
Represents NRSF for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management's estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(2)
Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities.

(3)
In April 2015, we began construction on 136,580 NRSF at this campus pursuant to the terms of a build-to-suit lease entered into on the same date with a strategic customer for a 100% pre-leased powered shell, which will be known as SV6. We expect to deliver SV6 during the first half of 2016. In September 2015, we commenced development of a new 230,000 NRSF data center, SV7, and we expect to complete the first phase of 80,000 NRSF during the second quarter of 2016.

(4)
In addition to our development opportunities disclosed within this table, we have entitled and unentitled land adjacent to our NY2 and LA2 facilities, in the form of existing parking lots. By utilizing existing parking lots, we believe that we could develop 100,000 NRSF and 200,000 NRSF buildings at NY2 and LA2, respectively, upon receipt of necessary entitlements.

        Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets.    We evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development, which requires significant capital expenditures. We also intend to continue to implement the "hub-and-spoke strategy" that we have deployed in our four largest markets, namely Los Angeles, New York, San Francisco Bay and Northern Virginia. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our "hub-and-spoke strategy," we typically rely on third-party providers of network connectivity to establish highly reliable network connectivity within and between facilities.

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

  Our Portfolio

        As of December 31, 2015, our property portfolio included 17 operating data center facilities, office and light-industrial space and multiple development projects that collectively comprise over 2.8 million NRSF, of which over 1.6 million NRSF is existing data center space. The 0.9 million NRSF of development projects includes space available for development and construction of new facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of December 31, 2015:

	Data Center Operating NRSF(1)
									Total NRSF
		Stabilized		Pre-Stabilized(2)		Total		Development NRSF(3)
	Annualized Rent ($000)(4)		Percent Occupied(5)		Percent Occupied(5)		Percent Occupied(5)		Total Portfolio
Market/Facilities		Total		Total		Total		Total
San Francisco Bay
SV1	$6,760	85,932	84.9%	—	—%	85,932	84.9%	—	85,932
SV2	8,086	76,676	95.8	—	—	76,676	95.8	—	76,676
Santa Clara campus(6)	32,985	252,009	97.3	—	—	252,009	97.3	366,580	618,589

San Francisco Bay Total	47,831	414,617	94.4	—	—	414,617	94.4	366,580	781,197
Los Angeles
One Wilshire campus
LA1*	26,981	139,053	88.2	—	—	139,053	88.2	—	139,053
LA2	23,455	203,131	90.0	51,212	63.4	254,343	84.6	170,547	424,890

Los Angeles Total	50,436	342,184	89.3	51,212	63.4	393,396	85.9	170,547	563,943
Northern Virginia
VA1	28,922	201,719	92.5	—	—	201,719	92.5	—	201,719
VA2	6,149	69,010	100.0	23,163	80.0	92,173	95.0	96,274	188,447
DC1*	3,244	22,137	89.4	—	—	22,137	89.4	—	22,137

Northern Virginia Total	38,315	292,866	94.0	23,163	80.0	316,029	93.0	96,274	412,303
Boston
BO1	14,959	166,026	97.6	—	—	166,026	97.6	87,650	253,676
Chicago
CH1	16,199	166,776	91.8	11,631	80.2	178,407	91.1	—	178,407
New York
NY1*	5,892	48,404	77.3	—	—	48,404	77.3	—	48,404
NY2	6,900	52,339	94.9	49,404	40.4	101,743	68.5	134,508	236,251

New York Total	12,792	100,743	86.4	49,404	40.4	150,147	71.3	134,508	284,655
Miami
MI1	1,860	30,176	82.2	—	—	30,176	82.2	13,154	43,330
Denver
DE1*	1,134	5,878	93.0	—	—	5,878	93.0	—	5,878
DE2*	384	5,140	86.6	—	—	5,140	86.6	—	5,140

Denver Total	1,518	11,018	90.0	—	—	11,018	90.0	—	11,018

Total Data Center	$183,910	1,524,406	92.5%	135,410	59.3%	1,659,816	89.7%	868,713	2,528,529

Office and Light-Industrial(7)	7,180	354,721	72.6	—	—	354,721	72.6	—	354,721

Total Portfolio	$191,090	1,879,127	88.7%	135,410	59.3%	2,014,537	86.7%	868,713	2,883,250

*
Indicates properties in which we hold a leasehold interest.

(1)
Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management's estimate to account for a customer's proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital, see definition on page 11.

(2)
Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

(3)
Represents incremental data center capacity currently vacant in existing facilities that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management's estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(4)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $196.6 million as of December 31, 2015, which reflects the addition of $5.5 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases. See footnote (6) below for more information regarding annualized rent for the Santa Clara campus.

(5)
Includes customer leases that have commenced and are occupied as of December 31, 2015. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of December 31, 2015. The percent occupied for stabilized data center space would have been 93.4%, rather than 92.5%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 87.6%, rather than 86.7%, if all leases signed in current and prior periods had commenced.

(6)
The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $1.9 million in the second quarter of 2016 and $4.2 million in the second quarter of 2017.

(7)
Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

        Our ("Same-Store") statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2013, excluding space for which development was completed and became available to be leased after December 31, 2013. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the December 31, 2015, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2014, and 2013, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light- Industrial		Total
Market/Facilities	Annualized Rent ($000)(1)	Total	Percent Occupied(2)	Total	Percent Occupied(2)	Total	Percent Occupied(2)
San Francisco Bay
SV1	$11,863	85,932	84.9%	234,238	74.5%	320,170	77.3%
SV2	8,086	76,676	95.8	—	—	76,676	95.8
Santa Clara campus(3)	33,006	252,009	97.3	712	84.3	252,721	97.2

San Francisco Bay Total	52,955	414,617	94.4	234,950	74.6	649,567	87.2
Los Angeles
One Wilshire campus
LA1*	27,155	139,053	88.2	4,373	84.8	143,426	88.1
LA2	20,513	201,090	89.9	7,029	96.9	208,119	90.1

Los Angeles Total	47,668	340,143	89.2	11,402	92.3	351,545	89.3
Northern Virginia
VA1	30,019	201,719	92.5	61,050	83.3	262,769	90.3
DC1*	3,244	22,137	89.4	—	—	22,137	89.4

Northern Virginia Total	33,263	223,856	92.2	61,050	83.3	284,906	90.3
Boston
BO1	15,242	166,026	97.6	19,495	63.6	185,521	94.1
Chicago
CH1	14,750	166,776	91.8	4,946	69.9	171,722	91.2
New York
NY1*	5,904	48,404	77.3	209	100.0	48,613	77.4
NY2	2,184	18,103	92.1	—	—	18,103	92.1

New York Total	8,088	66,507	81.3	209	100.0	66,716	81.4
Miami
MI1	1,882	30,176	82.2	1,934	57.1	32,110	80.7
Denver
DE1*	891	4,726	91.3	—	—	4,726	91.3
DE2*	384	5,140	86.6	—	—	5,140	86.6

Denver Total	1,275	9,866	88.9	—	—	9,866	88.9

Total Facilities at December 31, 2015(4)	$175,123	1,417,967	92.0%	333,986	76.0%	1,751,953	88.9%

Total Facilities at December 31, 2014	$155,334		85.5%		72.5%		82.8%

Total Facilities at December 31, 2013	$136,470		77.7%		71.9%		76.5%

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

(3)
The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $1.9 million in the second quarter of 2016 and $4.2 million in the second quarter of 2017.

(4)
The percent occupied for data center space, office and light-industrial space, and total space would have been 92.9%, 76.4% and 89.8%, respectively, if all leases signed in the current and prior periods had commenced.

        Same-Store annualized rent increased to $175.1 million at December 31, 2015, compared to $155.3 million at December 31, 2014. The increase of $19.8 million in annualized rent is due primarily to a 10.1% increase in data center occupancy in the Northern Virginia market, a 7.0% increase in data center occupancy in the Los Angeles market and the new and restructured lease agreements at the Santa Clara campus involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease terms expire.

Capital Expenditures

        The following table sets forth information regarding capital expenditures during the year ended December 31, 2015 (in thousands):

Year Ended December 31, 2015
Data center expansion	$132,786
Non-recurring investments	9,971
Tenant improvements	8,037
Recurring capital expenditures	5,828

Total capital expenditures	$156,622

        During the year ended December 31, 2015, we incurred approximately $156.6 million of capital expenditures, of which approximately $132.8 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of the capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in Deferred Expansion Capital. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

        During the year ended December 31, 2015, we completed development of nine computer rooms placed into service at five properties. The following table sets forth capital expenditures spent on data center NRSF placed into service or under construction during the year ended December 31, 2015:

		NRSF
Property	Data Center Expansion	Placed into Service	Under Construction
BO1	$9,160	—	14,031
CH1	6,249	11,631	—
LA2	7,592	17,501	43,345
NY2	12,928	49,050	—
SV6	16,899	—	136,580
SV7	23,508	—	80,000
VA2	35,282	92,173	96,274
Other	21,168	3,194	—

Total	$132,786	173,549	370,230

        During the year ended December 31, 2015, we incurred approximately $10.0 million in non-recurring investments, of which $4.3 million is a result of internal IT software development and the remaining $5.7 million is a result of other non-recurring investments, such as remodel or upgrade projects.

        During the year ended December 31, 2015, we incurred approximately $8.0 million in tenant improvements, of which $2.5 million relates to two customer leases at our VA1 property and the remaining $5.5 million relates to other tenant improvements at various properties.

        During the year ended December 31, 2015, we incurred approximately $5.8 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Customer Diversification

        The following table sets forth information regarding the ten largest customers in our portfolio based on total portfolio annualized rent as of December 31, 2015:

	Customer Industry	CoreSite Vertical	Number of Locations	Total Occupied NRSF(1)	Percentage of Total Operating NRSF(2)	Annualized Rent ($000)(3)	Percentage of Total Annualized Rent(4)	Weighted Average Remaining Lease Term in Months(5)
1	Technology	Cloud	9	146,118	7.3%	$10,238	5.4%	48
2	Technology	Enterprise—SI & MSP	3	63,348	3.1	8,743	4.6	37
3	Technology(6)	Enterprise—Digital Content	10	71,555	3.6	6,404	3.3	5
4	Technology	Enterprise—Digital Content	2	31,974	1.6	5,504	2.9	28
5	Technology	Cloud	2	70,630	3.5	4,514	2.4	77
6	Technology	Network	5	28,078	1.4	4,254	2.2	40
7	Technology	Enterprise—SI & MSP	2	20,032	1.0	4,246	2.2	18
8	Technology	Cloud	1	28,923	1.4	4,230	2.2	34
9	Government*	Enterprise—Other	1	130,960	6.5	3,895	2.0	85
10	Technology	Enterprise—Digital Content	6	36,634	1.8	3,354	1.8	40

	Total/Weighted Average(7)			628,252	31.2%	$55,382	29.0%	40

*
Denotes customer using space for general office purposes.

(1)
Total occupied NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2015. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)
Represents the customer's total occupied square feet divided by the total operating NRSF in the portfolio which, as of December 31, 2015, consisted of 2,014,537 NRSF.

(3)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(4)
Represents the customer's total annualized rent divided by the total annualized rent as of December 31, 2015, which was approximately $191.1 million.

(5)
Weighted average based on percentage of total portfolio annualized rent expiring calculated as of December 31, 2015.

(6)
Management is currently negotiating renewal leases with this customer at all locations. It is anticipated that the lease negotiations will be finalized at some of the locations during 2016 and that other locations will be vacated.

(7)
In addition to the ten largest customers, total annualized rent includes $6.1 million associated with a restructured lease agreement involving a customer at the Santa Clara campus that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $1.9 million in the second quarter of 2016 and $4.2 million in the second quarter of 2017.

Lease Expirations

        The following table sets forth a summary schedule of the expirations for leases in place as of December 31, 2015, plus unoccupied space, for each of the five full calendar years beginning January 1, 2016, at the properties in our portfolio (excluding space held for development or under construction). The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring(1)	Total Operating NRSF of Expiring Leases	Percentage of Total Operating NRSF	Annualized Rent ($000)(2)	Percentage of Total Annualized Rent	Annualized Rent Per Leased NRSF(3)	Annualized Rent at Expiration ($000)(4)	Annualized Rent Per Leased NRSF at Expiration(5)
Unoccupied data center	—	170,205	8.4%	$—	—%	$—	$—	$—
Unoccupied office and light-industrial	—	97,107	4.8	—	—	—	—	—
2016	741	322,416	16.0	45,588	23.8	136	45,915	137
2017	537	281,288	14.0	50,262	26.3	164	52,345	171
2018	291	295,395	14.7	40,057	21.0	136	46,200	156
2019	80	183,969	9.1	16,384	8.6	89	19,430	106
2020	37	100,112	5.0	8,641	4.5	86	12,285	123
2021—Thereafter	43	306,431	15.2	22,978	12.0	75	31,506	103
Office and light-industrial(6)	101	257,614	12.8	7,180	3.8	28	7,555	29

Portfolio Total / Weighted Average	1,830	2,014,537	100.0%	$191,090	100.0%	$106	$215,236	$120

(1)
Includes leases that upon expiration will automatically renew, primarily on a year-to-year basis. Number of leases represents each agreement with a customer; a large agreement could include multiple spaces and a customer could have multiple leases.

(2)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2015, multiplied by12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(3)
The annualized rent per leased NRSF and per leased NRSF at expiration does not include annualized rent of $6.1 million associated with a restructured lease agreement involving a customer at the Santa Clara campus that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $1.9 million in the second quarter of 2016 and $4.2 million in the second quarter of 2017.

(4)
Represents the final monthly contractual rent under existing customer leases as of December 31, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue.

(5)
Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(6)
Of the occupied office and light industrial leases, 39,357 NRSF, 13,882 NRSF, 12,598 NRSF, 31,640 NRSF, 4,937 NRSF and 155,200 NRSF are scheduled to expire in 2016, 2017, 2018, 2019, 2020 and 2021 and thereafter, respectively, which accounts for (in thousands) $989, $365, $423, $798, $166 and $4,439 of annualized rent scheduled to expire during each respective period.

Lease Distribution

        The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for development or under construction) under lease as of December 31, 2015:

NRSF Under Lease(1)	Number of Leases(2)	Percentage of All Leases	Total Operating NRSF of Leases	Percentage of Total Operating NRSF	Annualized Rent ($000)(3)	Percentage of Total Annualized Rent
Unoccupied data center	—	—%	170,205	8.4%	$—	—%
Unoccupied office and light-industrial	—	—	97,107	4.8	—	—
Data center NRSF:
5,000 or less	1,659	90.6	590,448	29.4	93,553	49.0
5,001 - 10,000	31	1.7	205,753	10.2	26,080	13.6
10,001 - 25,000	20	1.1	290,286	14.4	36,444	19.0
Greater than 25,000	3	0.2	105,532	5.2	11,239	5.9
Powered shell and other(4)	16	0.9	297,592	14.8	16,594	8.7
Office and light-industrial	101	5.5	257,614	12.8	7,180	3.8

Portfolio Total	1,830	100.0%	2,014,537	100.0%	$191,090	100.0%

(1)
Represents all leases in our portfolio, including data center and office and light-industrial leases.

(2)
Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(3)
Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2015, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(4)
The annualized rent for powered shell and other includes $6.1 million associated with a restructured lease agreement involving a customer at the Santa Clara campus that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $1.9 million in the second quarter of 2016 and $4.2 million in the second quarter of 2017.

Competition

        We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including AT&T Inc., CenturyLink Inc., Savvis, Inc., a CenturyLink company, CyrusOne, Inc., Digital Realty Trust, Inc., DuPont Fabros Technology, Inc., Equinix, Inc., Internap Network Services Corporation, Quality Technology Services, RagingWire Data Centers, SABEY Corporation, Verizon / Terremark Worldwide, Inc., Shaw Communications Inc. / ViaWest, Inc., and Zayo Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, and access to less expensive power, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers' leases expire.

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

Employees

        As of December 31, 2015, we had 391 full-time and part-time employees, of which 202 employees are salaried with the remainder paid on an hourly basis. None of our employees is a member of a labor union and we believe that our relations with employees are good.

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

        General economic conditions and the cost and availability of capital may be adversely affected in some or all of the markets in which we own properties and conduct our operations. Instability in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants' financial condition and results of operations.

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

        Our portfolio of properties consists of data centers geographically concentrated in Los Angeles, the San Francisco Bay and Northern Virginia areas (including Washington D.C.), Chicago, Boston, the New York area, Miami and Denver. These markets comprised 27.4%, 26.0%, 20.8%, 8.8%, 8.2%, 7.0%, 1.0%, and 0.8%, respectively, of our annualized data center rent as of December 31, 2015. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

        During the year ended December 31, 2015, the closing sale price of our common stock on the New York Stock Exchange ("NYSE") has ranged from $40.31 to $60.10 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications and real estate stocks in general, may affect the market price of our common stock.

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
  litigation;

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

        A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information and the personal information of our customers and employees and cause interruptions or malfunctions in our or our customers' operations. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

Our properties depend upon the demand for technology-related real estate.

        Our portfolio of properties consists primarily of technology-related real estate and data center facilities in particular. A decrease in the demand for data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today's devices, could also reduce demand for the physical data center space and infrastructure we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. The development of new technologies, the adoption of new industry standards or other factors could render many of our customers' current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, existing initiatives relating to the formation of Internet exchange alternatives could have a negative effect on the demand for and pricing of the subset of our interconnection revenue relating to Internet exchanges.

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

Our interconnection and value-add power services depend on establishing highly evolved customer ecosystems and we may not be able to establish those ecosystems within a particular market.

        One of our corporate objectives is to increase the volume of higher margin interconnection services and value-add power services, as well as to increase rental rates, by developing highly evolved ecosystems comprised of cross-connected customers within each market. We have attained varying levels of success in developing these customer ecosystems across our markets. While we believe that we are able to attract network and cloud deployments and to grow the customer ecosystem to some degree in all markets, it may be difficult in some markets to develop ecosystems on the scale of our most highly evolved interconnected ecosystems due to the presence of incumbent interconnection and network-dense data centers in those markets. Our ability to establish highly interconnected data centers in certain markets may be further negatively impacted by industry consolidation. If we are unable to establish highly evolved customer ecosystems within a particular market, we may have difficulty increasing the volume of higher margin interconnection services and value-add power services within that market to levels that are comparable to our most highly evolved interconnected ecosystems, which may have a material adverse effect on our financial condition and results of operations.

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

        Our business depends on providing customers with highly reliable service. We may fail to provide such service as a result of numerous factors, including:

  •
  human error;

  •
  power loss;

  •
  exposure to temperature, humidity, smoke and other environmental hazards;

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

        Furthermore, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Other utilities that serve our data centers may be dependent on, and sensitive to price increases for a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change including efforts to regulate carbon emissions and increase supply from more expensive renewable energy sources. In any of these cases, increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.

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

  •
  limited subset of lenders that have historically committed debt capital to REITs that own technology based real estate;

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

        As of December 31, 2015, we had total principal indebtedness of approximately $392.3 million and the ability to borrow up to an additional $201.4 million under our revolving credit facility, subject to satisfying certain financial and covenant tests. While there are limits in our revolving credit facility and senior unsecured term loans on the amount of debt that we may incur, and additional limits on our indebtedness may be imposed by future agreements or by a policy adopted by our board of directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

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

Fluctuations in interest rates could materially affect our financial results.

        Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2015, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.2 million per year. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

Any hedging transactions involve costs and may limit our gains or result in material losses.

        Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. We may use derivatives to hedge our liabilities from time to time. Any hedging transactions into which we enter could expose us to certain risks, including:

  •
  losses on a hedge position reducing the cash available for distribution to stockholders and such losses exceeding the amount invested in such instruments;

  •
  counterparties to a hedging arrangement defaulting on their obligations;

  •
  paying certain fees, such as transaction or brokerage fees; and

  •
  incurring costs if we elect to terminate a hedging agreement early.

        As of December 31, 2015, we are a party to a five-year interest rate swap agreement that effectively fixes the interest rate on $100 million of outstanding debt at approximately 3.23% per annum through February 3, 2019, and a five-year interest rate swap agreement that effectively fixes the interest rate on $75 million of outstanding debt at approximately 2.93% per annum through May 5, 2020.

Our growth depends on the successful development of our properties and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition.

        As of December 31, 2015, we had the ability to expand our operating data center square footage by approximately 869,000 NRSF, or 52%, as set forth in our development table in Item 1. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to or in close proximity to our existing data centers, we may be limited by the size and location of suitable properties.

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

        Beginning in 2012 and continuing beyond 2015, we have invested in a significant project to overhaul our back office information technology systems that support the customer experience from initial quote to customer billing through to accounting and financial reporting. Difficulties with our systems may adversely affect our business, results of operations, financial condition or cash flows and interrupt our ability to accept and deliver customer orders and impact our overall financial operations, including our accounts payable, accounts receivable, general ledger, financial close processes, internal financial controls, and our ability to otherwise account for, report and monitor our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may recognize additional impairment charges if we decide that portions of these information technology system projects will not ultimately benefit the Company or are de-scoped. During the years ended December 31, 2015, and 2014, we recognized a $0.3 million and $2.0 million impairment charge, respectively, as a result of internal-use software previously under development that was discontinued and will no longer be placed into service.

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

        We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including cost and availability of power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2015, data center leases representing 23.8%, 26.3% and 21.0% of our total portfolio annualized rent will expire during 2016, 2017, and 2018, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re-lease data center space for which leases are scheduled to expire at or above current lease rates, our business and results of operations could be materially adversely affected.

Future consolidation in the technology industry could have a material adverse effect on our financial performance and operating results.

        Mergers or consolidations of technology companies in the future could reduce the number of our customers and potential customers. In addition, our competitors may consolidate to improve their portfolios and products offered. Any of these developments could cause our customers to discontinue or reduce the use of our data centers in the future and could have a material adverse effect on our revenues and results of operations.

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

        We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our operating revenue. Our top ten customers accounted for an aggregate of approximately 29.0% of our total portfolio annualized rent as of December 31, 2015. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a significant customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

        In addition, our largest customers may choose to develop new data centers or expand existing data centers of their own. In the event that any of our key customers were to do so, it could result in a loss of business to us or increase pricing pressure on us. If we lose a customer, there is no guarantee that we would be able to replace that customer at a comparative rental rate or at all.

        Some of our largest customers may also compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations. For instance, one customer could determine that it is not in that customer's interest to house mission-critical servers or other telecommunications or information technology equipment in a facility operated by the same company that relies on a key competitor for a significant part of its annual revenue. Our loss of a large customer for this or any other reason could have a material adverse effect on our results of operations.

Because we depend on the development and growth of a balanced customer base, including key customers, failure to attract, grow and retain this base of customers could harm our business and operating results.

        Our ability to maximize operating revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud and IT service providers, digital content and multimedia providers, systems integrators and managed services providers and networks. We consider certain of these customers to be key in that they attract and assist in retaining other customers. The more balanced the customer base within each data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall operating revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including the presence of multiple network carriers and cloud operators, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the data center's operating reliability and security and our ability to effectively market and sell our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our data centers it may be disruptive to our business. Finally, the uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

        If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2015, we had no material tenants in bankruptcy. Our revenues and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their lease or renew on terms less favorable to us than their current terms.

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

        We do not own the buildings for five of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

Property	NRSF	Current Lease Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,613	Apr. 2023	2 × 5 years	FMR(1)
LA1	143,426	July 2022	3 × 5 years	103% of previous monthly base rent
DC1	22,137	May 2021	2 × 5 years	Greater of 103% of previous monthly base rent or 95% of FMR(1)
DE1	5,878	Oct. 2019	1 × 5 years	103% of previous monthly base rent
DE2	5,140	Dec. 2024	N/A

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

        We have agreed with each of the Funds or their affiliates that have directly or indirectly contributed their interests in the properties in our portfolio to our Operating Partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor's tax liabilities, based on an assumed tax rate, with respect to built-in gains generated from the initial contribution. Any such loan would be repayable out of the after tax-proceeds (based on an assumed tax rate) of any distribution from the Operating Partnership to, or any sale of common Operating Partnership units (or common stock issued by us in exchange for such units) by, the recipient of such loan, and would be non-recourse to the borrower other than with respect to such proceeds. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO, or September 2017, and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the Operating Partnership units that were issued to them in connection with the contribution of these properties.

Increases in our property and other state and local taxes could adversely affect our ability to make distributions to our stockholders if they cannot be passed on to our customers.

        We are subject to a variety of state and local taxes, including real and personal property taxes and sales and use taxes that may increase materially due to factors outside our control. In particular, real estate taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. For example, in the State of California various groups have proposed repealing Proposition 13, which limits annual real estate tax increases to 2% of assessed value per annum. Such initiatives, if successful, would increase the assessed value and/or tax rates applicable to commercial property in California, including our data center properties. We expect to be notified by local taxing authorities that the assessed values of certain of our properties have increased. We plan to appeal these increased assessments, but we may not be successful in our efforts. Our leases with our customers generally do not allow us to increase their rent as a result of an increase in real estate or other taxes. If real estate or other taxes increase and we cannot pass these increases on to our customers through increased rent for new leases or upon lease renewals, our result of operations, cash flow and ability to make distributions to our stockholders would be adversely affected.

We are exposed to potential risks from errors in our financial reporting systems and controls, including the potential for material misstatements in our consolidated financial statements.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal control over financial reporting. We performed our evaluation as of December 31, 2015, and concluded internal control over financial reporting is operating effectively. Although we believe our internal control over financial reporting is operating effectively, in the course of our internal audit program we have identified certain areas for ongoing improvement and we are in the process of evaluating and designing enhanced business processes and internal controls to address such areas, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified audit reports in the future, especially as our business continues to grow and evolve and if we acquire other businesses.

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

While the Funds and their affiliates do not control our Company, they own approximately 35.9% of our Operating Partnership as of December 31, 2015, and have the right to nominate one director for so long as they hold at least 10% of our outstanding common stock or common stock equivalents, and their interests may differ from or conflict with the interests of our stockholders.

        As of December 31, 2015, the Funds or their affiliates had an aggregate beneficial common ownership interest in our Operating Partnership of approximately 35.9% which, if exchanged for our common stock, would represent approximately 35.5% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to nominate one of the seven directors to our Board of Directors for so long as the Funds hold at least 10% of our outstanding common stock or common stock equivalents. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our Company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

The number of shares available for future sale could adversely affect the market price of our common stock.

        We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, either by us or by holders of Operating Partnership units upon exchange of such Operating Partnership units for our common stock, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. The Funds, as holders of the Operating Partnership units issued in the formation transactions, have the right to require us to register with the SEC the resale of the common stock issuable, if we so elect, upon redemption of these Operating Partnership units. In addition, we registered shares of common stock that we have reserved for issuance under our Long Term Incentive Plan, and they generally can be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders, including the Funds, cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital. During the year ended December 31, 2015, 8,500,000 common Operating Partnership units held by the Funds were redeemed for shares of our common stock in connection with the offer and sale of 8,500,000 shares of our common stock by the Funds. Refer to Item 8—Note 11 Noncontrolling Interests—Operating Partnership in "Financial Statements and Supplementary Data" included in this Annual Report.

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

        Notwithstanding our status as a REIT, we will be subject to certain federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute and we will incur a 100% excise tax on transactions with our taxable REIT subsidiary ("TRS") entities that are not conducted on an arm's length basis. Moreover, our TRS entities are taxable as a regular C corporation and will pay federal, state and local income tax on their net taxable income at the applicable corporate rates.

We could become subject to the imposition of prohibited transactions tax.

        In the event a determination were made that we executed a prohibited transaction, defined as a sale or disposition of property held for sale in the ordinary course of business other than foreclosed property, a federal tax would be imposed on 100% of the net income derived from such a transaction. Safe-harbor rules exist to avoid the prohibited transaction test. Otherwise, facts and circumstances would govern application of the tax to a particular transaction.

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

        To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. If we fail to comply with one or more of the asset tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forego investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The information set forth under the caption "Our Portfolio" in Item 1 of this Annual Report is incorporated by reference herein.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of our business, we are subject to claims and administrative proceedings. Except as described below, we are not presently party to any proceeding which we believe to be material or which we would expect to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

        On February 4, 2014, U.S. Colo, LLC ("U.S. Colo"), a current customer, filed a complaint against us in the United States District Court for the Central District of California. In the complaint, U.S. Colo alleged that it should not have been charged for the use of various CoreSite interconnection services under the terms of an existing agreement between the parties.

        On July 23, 2015, after amendments to the complaint, dismissal of several of U.S. Colo's claims, and a remand of the case to the Superior Court of the State of California, County of Los Angeles (the "Superior Court"), U.S. Colo filed an amended complaint alleging breach of contract and breach of the covenant of good faith and fair dealing. The amended complaint seeks $802,564 in damages for charges paid to us for interconnection services; $70,080,000 in damages for alleged losses of revenue and profits; attorney's fees, interest, and costs of the suit; and declaratory and injunctive relief.

        On February 4, 2016, the Superior Court granted our motion for summary adjudication, finding that U.S. Colo had contractually waived all claims for lost revenue or profits or other consequential damages. Discovery is underway and a trial is currently set for April 11, 2016.

        On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. The lawsuit is in the early stages and we have filed a responsive pleading generally denying the allegations.

        We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of December 31, 2015, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $3.0 million in the aggregate.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "COR" since September 23, 2010. As of February 11, 2016, we had five holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

	Price Range
			Dividends Declared
	High	Low
2015:
Fourth Quarter	$60.10	$50.60	$0.53
Third Quarter	$52.63	$45.44	$0.42
Second Quarter	$51.04	$44.51	$0.42
First Quarter	$51.32	$39.28	$0.42
2014:
Fourth Quarter	$39.98	$32.24	$0.42
Third Quarter	$36.47	$32.03	$0.35
Second Quarter	$34.08	$29.75	$0.35
First Quarter	$33.74	$29.26	$0.35

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

Performance Graph

        The following line graph sets forth, for the period from December 31, 2010, through December 31, 2015, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index ("RMS"). The graph assumes that $100 was invested on December 31, 2010, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
December 31, 2010	$100	$100	$100
December 31, 2011	$135	$102	$109
December 31, 2012	$217	$118	$128
December 31, 2013	$261	$157	$131
December 31, 2014	$331	$178	$171
December 31, 2015	$498	$181	$175

Sales of Unregistered Equity Securities

        None.

Repurchases of Equity Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial and operating data on an historical basis for CoreSite Realty Corporation. The following selected financial data should be read in conjunction with our consolidated financial statements, including the notes thereto, included in Item 8. "Financial Statements and Supplementary Data" in this Annual Report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

	Year Ended December 31,
(in thousands except share and per share data)	2015	2014	2013	2012	2011
Statement of Operations Data
Operating revenues	$333,292	$272,420	$234,833	$206,934	$172,846
Operating expenses	269,208	228,233	200,163	189,891	179,936

Operating income (loss)	64,084	44,187	34,670	17,043	(7,090)
Gain on land disposal	36	1,208	—	—	—
Interest expense	(7,104)	(5,311)	(2,689)	(5,236)	(5,275)
Net income (loss)	56,859	40,052	31,612	10,716	(10,779)
Net income (loss) attributable to noncontrolling interests	22,153	17,287	12,771	5,668	(6,168)

Net income (loss) attributable to CoreSite Realty Corporation	34,706	22,765	18,841	5,048	(4,611)
Preferred stock dividends	(8,338)	(8,338)	(8,338)	(440)	—

Net income (loss) attributable to common shares	$26,368	$14,427	$10,503	$4,608	$(4,611)

Earnings Per Share
Net income (loss) per share attributable to common shares
Basic	$1.05	$0.68	$0.50	$0.22	$(0.24)
Diluted	1.03	0.66	0.49	0.22	(0.24)
Dividends declared per common share	1.79	1.47	1.16	0.81	0.57
Balance Sheet Data
Gross investments in real estate	$1,295,135	$1,146,548	$1,048,525	$829,508	$741,981
Total assets	1,162,543	1,074,604	1,016,346	844,992	807,662
Debt, net	391,007	317,679	232,352	59,410	121,300
Funds from Operations ("FFO")
Net income (loss)	$56,859	$40,052	$31,612	$10,716	$(10,779)
Real estate depreciation and amortization	87,287	73,955	62,040	61,700	67,673
Gain on land disposal	(36)	(1,208)	—	—	—

FFO	144,110	112,799	93,652	72,416	56,894
Preferred stock dividends	(8,338)	(8,338)	(8,338)	(440)	—

FFO attributable to common shares and units	$135,772	$104,461	$85,314	$71,976	$56,894

FFO per common share and OP unit—diluted	$2.86	$2.22	$1.82	$1.55	$1.24

        We consider funds from operations ("FFO"), a non-generally accepted accounting principles ("GAAP") measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared during the period.

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

Overview

        We are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the Northern Virginia (including Washington D.C.), New York and San Francisco Bay areas, Chicago, Los Angeles, Boston, Miami, and Denver.

        We deliver secure, reliable, high-performance data center and interconnection solutions to a growing customer ecosystem across eight key North American markets. We connect, protect and deliver a reliable performance environment and continued operation of mission-critical data and information technology infrastructure for more than 900 of the world's leading enterprises, network operators, cloud providers, and supporting service providers.

        Our focus is to bring together a network and cloud community to support the needs of enterprises, and create a diverse customer ecosystem. Our growth strategy includes (i) increasing cash flow from in-place data center space, (ii) capitalizing on embedded expansion opportunities within existing data centers, (iii) selectively pursuing acquisition and development opportunities in existing and new markets, (iv) expanding existing customer relationships, and (v) attracting new customers.

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

        Operating revenue.    The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. In addition, the loss of one or more significant customers could have a material adverse effect on our results of operations. During the year ended December 31, 2015, we renewed an average of 49,000 NRSF per quarter at a rental growth rate of 9.1%. Excluding space held for development, as of December 31, 2015, the occupancy rate of data center properties in our portfolio, stabilized and pre-stabilized, was 89.7% of NRSF compared to 82.6% as of December 31, 2014. During the year ended December 31, 2015, new and expansion leases totaling approximately

304,000 NRSF commenced. The following table summarizes our leasing activity during the year ended December 31, 2015:

	Three Months Ended	Number of Leases(1)	GAAP Annualized Rent	Total Leased NRSF(2)	Rental Rates(3)	Rent Growth(4)
New/expansion leases commenced	December 31, 2015	142	$9,335	54,329	$172
	September 30, 2015	150	9,250	66,330	139
	June 30, 2015	107	15,117	122,872	123
	March 31, 2015	110	9,224	60,797	152
New/expansion leases signed	December 31, 2015	155	$8,901	42,089	$211
	September 30, 2015	149	8,825	64,087	138
	June 30, 2015	122	19,624	243,477	81
	March 31, 2015	100	8,861	54,385	163
Renewal leases signed	December 31, 2015	211	$10,089	49,561	$204	6.7%
	September 30, 2015	165	10,460	72,031	145	9.7%
	June 30, 2015	135	6,517	35,272	185	9.1%
	March 31, 2015	122	7,222	40,446	179	11.4%

(1)
Number of leases represents each lease agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)
Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)
Rental rates represent annual contractual rent per NRSF adjusted for straight-line rents in accordance with GAAP.

(4)
Rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period's rental rates for the same space.

        Operating expenses.    Our operating expenses primarily consist of utility costs, including power, site maintenance, real estate taxes and insurance, personnel salaries and benefits, including stock based compensation, depreciation, as well as rental expenses on our properties in which we hold a leasehold interest. A substantial majority of our operating expenses are fixed in nature and should not vary significantly from period to period, unless we expand our existing data centers or acquire new data centers, which would entail additional operations, security and facility personnel, as well as utility, operating and maintenance expenses. Our buildings require significant power to support data center operations. We expect the cost of power will generally increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of power is generally higher in summer months as compared to other times of the year. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change; such increased costs could materially impact our financial condition, results of operations and cash flows.

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

        Scheduled Lease Expirations.    Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 267,000 NRSF of space currently unoccupied in our total portfolio, 741 and 537 data center leases representing approximately 16.0% and 14.0% of the NRSF in our operating data center portfolio with current average annualized rental rates of $136 per NRSF and $164 per NRSF are scheduled to expire during the years ending December 31, 2016, and 2017, respectively. Our past performance may not be indicative of future results, and we cannot assure that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of a particular property and whether a property, or space within a property, has been developed.

        Acquisitions, Development and Financing.    Our ability to grow rental and operating revenue depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2015, we had approximately 869,000 NRSF of space available for future development and space currently under development, or approximately 30% of the total space in our portfolio. We may encounter development delays, excess development costs, or delays in leasing developed space to customers. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through our revolving credit facility and other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities if needed and when market conditions permit. We will require additional capital to finance future development activities, which capital may not be available or may not be available on terms acceptable to us.

        Conditions in Significant Markets.    Positive or negative changes in conditions including supply and demand, rental rates, utility costs, and general economic conditions in any of our markets could impact our overall performance. The following table provides an overview of our property portfolio as a percentage of total data center annualized rent as of December 31, 2015:

Metropolitan Market	Percentage of Total Data Center Annualized Rent
Los Angeles	27.4%
San Francisco Bay	26.0
Northern Virginia	20.8
Chicago	8.8
Boston	8.2
New York	7.0
Miami	1.0
Denver	0.8

Total	100.0%

Results of Operations

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

        The discussion below relates to our financial condition and results of operations for the years ended December 31, 2015, and 2014. A summary of our operating results for the years ended December 31, 2015, and 2014, is as follows (in thousands).

	Year Ended December 31,
	2015	2014	$ Change	% Change
Operating revenue	$333,292	$272,420	$60,872	22.3%
Operating expense	269,208	228,233	40,975	18.0%
Operating income	64,084	44,187	19,897	45.0%
Interest expense	7,104	5,311	1,793	33.8%
Net income	56,859	40,052	16,807	42.0%

Operating Revenue

        Operating revenue during the years ended December 31, 2015, and 2014, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Data center revenue:
Rental revenue	$183,300	$149,294	$34,006	22.8%
Power revenue	89,495	71,227	18,268	25.6%
Interconnection revenue	44,234	35,355	8,879	25.1%
Tenant reimbursement and other	8,295	8,702	(407)	–4.7%

Total data center revenue	325,324	264,578	60,746	23.0%
Office, light industrial and other revenue	7,968	7,842	126	1.6%

Total operating revenues	$333,292	$272,420	$60,872	22.3%

        A majority of the increase in operating revenues was due to a $52.3 million increase in data center rental and power revenue during the year ended December 31, 2015, compared to the 2014 period. The increase in data center rental and power revenue is due primarily to the net commencement of new and expansion leases during the year ended December 31, 2015, which increased occupied data center NRSF from 1,217,248 NRSF as of December 31, 2014, to 1,489,611 NRSF as of December 31, 2015. Leases that contributed to the increase in data center rental and power revenue include new leases representing 42,318 NRSF at the recently developed first and second phases of NY2 and new leases representing 87,538 NRSF at the recently developed first and second phases of VA2. Also, at our Santa Clara campus, we restructured a 50,000 NRSF lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio until its original lease terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $1.9 million in the second quarter of 2016 and $4.2 million in the second quarter of 2017. In addition to these reservation payments, we have successfully secured new leases for the vacated 50,000 NRSF to new customers as of December 31, 2015. These new leases increased data center rental and power revenue by $18.3 million during the year ended December 31, 2015, compared to the 2014 period, which represented 35% of the total increase in data center rental and power revenue. The remainder of the increase in data center revenue is due to an additional 174,472 NRSF of customer leases that commenced during the year ended December 31, 2015, partially offset by expiring leases that were not renewed.

        In addition, interconnection revenue increased $8.9 million during the year ended December 31, 2015, compared to the 2014 period, primarily as a result of an increase in the volume of cross connects from new and existing customers. During the twelve months ended December 31, 2015, customers added 2,226 net cross connections.

Operating Expenses

        Operating expenses during the years ended December 31, 2015, and 2014, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Property operating and maintenance	$89,805	$75,119	$14,686	19.6%
Real estate taxes and insurance	12,144	7,578	4,566	60.3%
Depreciation and amortization	95,702	80,722	14,980	18.6%
Sales and marketing	15,930	14,554	1,376	9.5%
General and administrative	34,179	27,842	6,337	22.8%
Rent	21,075	20,397	678	3.3%
Impairment of internal-use software	322	1,959	(1,637)	–83.6%
Transaction costs	51	62	(11)	–17.7%

Total operating expenses	$269,208	$228,233	$40,975	18.0%

        Property operating and maintenance expense increased $14.7 million as a result of an increase in power expense due to the commencement of new and expansion leases during the year ended December 31, 2015, that resulted in a 22% increase in occupied data center NRSF from 1,217,248 NRSF as of December 31, 2014, to 1,489,611 NRSF as of December 31, 2015. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

        Real estate taxes and insurance increased $4.6 million during the year ended December 31, 2015, compared to the 2014 period, primarily as a result of a true-up in 2014 of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at our IPO. The final tax assessments for two properties acquired at our IPO became known in the second quarter of 2014 and, therefore, the estimated real estate tax liabilities were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in the 2014 expense. In addition, real estate taxes and insurance increased $1.2 million during the year ended December 31, 2015, compared to the 2014 period, as a result of an increased tax assessment at our CH1 property and a decrease in capitalized real estate taxes and insurance due to less construction activity at NY2 and VA2 during the year.

        Depreciation and amortization expense increased $15.0 million as a result of an increase in depreciation expense from approximately 174,000 NRSF of new data center capital projects placed into service during the year ended December 31, 2015, with a cost basis of approximately $115.6 million. Also, we recognized a $4.2 million increase in amortization expense from deferred leasing commissions related to new leases signed and lease renewals.

        General and administrative expense increased $6.3 million primarily as a result of $2.4 million in litigation accruals, an increase in payroll, benefits and bonus expense due to an increase in headcount and fees associated with the redemption by the Funds of 8,500,000 Operating Partnership units. See additional discussion of the litigation accruals in Item 8—Note 15 Commitments and Contingencies in "Financial Statements and Supplementary Data."

        During the years ended December 31, 2015, and 2014, we recognized a $0.3 million and $2.0 million impairment charge, respectively, as a result of writing off the costs incurred for internal-use software previously under development that was discontinued and will no longer be placed into service.

Interest Expense

        Interest expense increased during the year ended December 31, 2015, compared to the 2014 period, as a result of the increase in overall debt outstanding and a decrease in capitalized interest due to construction projects at NY2 and VA2 being placed into service during the year. Overall debt outstanding increased $73.3 million during the year ended December 31, 2015. A summary of interest expense for the years ended December 31, 2015, and 2014, is as follows (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Interest expense and fees	$9,556	$8,047	$1,509	18.8%
Amortization of deferred financing costs	1,246	1,897	(651)	–34.3%
Capitalized interest	(3,698)	(4,633)	935	20.2%

Total interest expense	7,104	5,311	1,793	33.8%

Percent capitalized	34.2%	46.6%

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

        A majority of the increase in total operating revenues was due primarily to a $29.8 million increase in data center rental and power revenue during the year ended December 31, 2014, compared to the 2013 period. The increase in data center rental and power revenue was due primarily to the net commencement of new and expansion leases during the year ended December 31, 2014, which increased occupied data center NRSF from 1,105,451 NRSF as of December 31, 2013, to 1,217,248 NRSF as of December 31, 2014. Leases that contributed to the increase in data center rental and power revenue include a 101,721 NRSF built-to-suit lease at SV5, which commenced in November 2013, a 7,711 NRSF lease at SV4, which commenced in September 2013, a 23,663 NRSF lease at BO1, which commenced in April 2013, a 5,694 NRSF lease at CH1, which commenced in April 2014, a 12,600 NRSF lease at SV3, which commenced in May 2014, and 27,347 NRSF of multiple leases at our newly developed NY2 data center which commenced throughout the year ended December 31, 2014. These five leases and the NY2 leases increased data center rental and power revenue by $15.3 million during the year ended December 31, 2014, compared to the 2013 period, which represented 51% of the total increase in data center rental and power revenue. The remainder of the increase in data center revenue was due to an additional 122,094 NRSF that commenced during the year ended December 31, 2014, partially offset by expiring leases that were not renewed.

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

        Property operating and maintenance expense increased $10.9 million as a result of an increase in power expense due to the commencement of new and expansion leases during the year ended December 31, 2014, and a 10% increase in occupied data center NRSF from 1,105,451 NRSF as of December 31, 2013, to 1,217,248 NRSF as of December 31, 2014. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

        Real estate taxes and insurance decreased $0.9 million during the year ended December 31, 2014, compared to the 2013 period, as a result of a true-up of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at IPO located in California. The final tax assessments for two properties acquired at IPO became known in the second quarter of 2014 and, therefore, the estimated real estate tax accruals were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in expense. This decrease was partially offset by an increase in real estate taxes and insurance due to increases in assessed property values and taxes on newly developed data centers at NY2 and SV5. Insurance premiums increased as a result of the completion of newly developed data centers, including NY2 and SV5, and a corresponding increase in the insured values of these properties. We capitalize a portion of real estate taxes and insurance costs that are identifiable to data center projects under construction.

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

Interest Expense

        The $2.6 million increase in total interest expense was primarily a result of additional outstanding debt of $317.7 million as of December 31, 2014, compared to $232.4 million of outstanding debt as of December 31, 2013. A summary of interest expense for the year ended December 31, 2014, and 2013, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Interest expense and fees	$8,047	$5,312	$2,735	51.5%
Amortization of deferred financing costs	1,897	1,739	158	9.1%
Capitalized interest	(4,633)	(4,362)	(271)	–6.2%

Total interest expense	5,311	2,689	2,622	97.5%

Percent capitalized	46.6%	61.9%

        The Company recognized a $1.2 million gain on land disposal in the consolidated statements of operations as a result of the Massachusetts Bay Transportation Authority acquiring 52,248 square feet of land at BO1 pursuant to an order of taking.

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

        Net cash provided by operating activities was $142.6 million for the year ended December 31, 2015, compared to $99.5 million for the year ended December 31, 2014. The increase in cash provided by operating activities of $43.1 million, or 43%, was due primarily to growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties. Also, we paid $3.8 million more of leasing commissions during the year ended December 31, 2014, compared to the 2015 period.

        Net cash used in investing activities increased by $21.3 million, or 20%, to $127.5 million for the year ended December 31, 2015, compared to $106.2 million for the year ended December 31, 2014. This increase was due primarily to construction commencing on our SV6 and SV7 buildings at our Santa Clara campus. The increase was partially offset by the receipt of $2.4 million of cash proceeds during the year ended December 31, 2015, from a real estate disposal related to the Massachusetts Bay Transportation Authority acquiring 52,248 square feet of land at BO1 pursuant to an order of taking during the year ended December 31, 2014.

        Net cash used in financing activities was $18.8 million for the year ended December 31, 2015, compared to $12.0 million provided by financing activities for the year ended December 31, 2014. The $30.8 million change in financing activities was primarily a result of net cash proceeds from debt instruments of $73.8 million during the year ended December 31, 2015, compared to net cash proceeds of $86.0 million during the year ended December 31, 2014. The remaining change was due to an increase of $13.6 million in dividends and distributions paid on our common stock and Operating Partnership units during the year ended December 31, 2015, as a result of an increase in the quarterly dividend from $0.35 per share or unit paid during the year ended December 31, 2014, to $0.42 per share or unit paid during the year ended December 31, 2015.

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

        Net cash used in investing activities decreased to $106.2 million for the year ended December 31, 2014, compared to $214.5 million for the year ended December 31, 2013. This decrease was primarily a result of the acquisition during 2013 of NY2 for $21.9 million and a decrease in cash expended on real estate improvements of $85.2 million, primarily related to construction of our SV5 and NY2 properties during the 2013 period.

        Net cash provided by financing activities was $12.0 million for the year ended December 31, 2014, compared to $113.9 million for the year ended December 31, 2013. The decrease of $101.9 million in cash provided by financing activities was primarily a result of $86.8 million less net cash proceeds from debt instruments during the year ended December 31, 2014, as the acquisition of NY2 and development activities during the year ended December 31, 2013, resulted in higher financing requirements during the 2013 period. The remaining change was due to an increase of $16.7 million in dividends and distributions paid on our common stock and common Operating Partnership units during the year ended December 31, 2014, as a result of an increase in the quarterly dividend from $0.27 per share or unit paid during the year ended December 31, 2013, to $0.35 per share or unit paid during the year ended December 31, 2014.

Analysis of Liquidity and Capital Resources

        We have an effective shelf registration statement that allows us to offer for sale various unspecified classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

        Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses and selling, general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of December 31, 2015, we had $6.9 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $210 million to $240 million of capital investment to expand our operating data center portfolio. The table below summarizes our current projects under construction as of December 31, 2015, and the remaining estimated capital required:

				Costs
Projects/Facilities	Metropolitan Market	Estimated Completion	NRSF	Incurred to-date	Estimated Total	Per NRSF
TKD(1)
VA2 Phase 3(2)	Northern Virginia	Q1 2016	48,137	$17,408	$24,500	$509
VA2 Phase 4(2)	Northern Virginia	Q1 2016	48,137	4,630	8,000	166
BO1	Boston	Q1 2016	14,031	9,363	11,000	784
SV7 Phase 1	San Francisco Bay	Q2 2016	80,000	23,794	110,000	1,375
LA2	Los Angeles	Q1 - Q2 2016	43,345	7,563	18,000	415
Powered shell
SV6(3)	San Francisco Bay	Q1 - Q2 2016	136,580	$18,083	$30,000	$220

Total TKD and powered shell			370,230	$80,841	$201,500

Deferred Expansion Capital
CH1	Chicago	Q1 2016	—	$1,042	$2,600
LA1	Los Angeles	Q1 2016	—	1,273	1,300
LA2	Los Angeles	Q1 2016	—	925	1,100
NY2	New York	Q1 2016	—	1,400	3,500
SV4	San Francisco Bay	Q1 2016	—	740	1,000

Total Deferred Expansion Capital			—	$5,380	$9,500

Total			370,230	$86,221	$211,000

(1)
Turn-Key Data Center ("TKD") estimated development costs includes two components: 1) general construction to ready the NRSF as data center space and 2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project. Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers.

(2)
The estimated total costs for VA2 phases 3 and 4 is $338 per NRSF.

(3)
Represents 136,580 NRSF of build-to-suit space that was 100% pre-leased in April 2015 and has an expected lease commencement date in the first half of 2016.

        We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. On June 24, 2015, our Operating Partnership and certain subsidiaries entered into a third amended and restated revolving credit facility (as amended, the "Credit Agreement"), which increased the total commitment from $405.0 million to $500.0 million, providing for a $350.0 million revolving credit facility and a $150 million term loan. See discussion below regarding the 2020 Term Loan. The total amount available for borrowing under our revolving credit facility is subject to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of December 31, 2015, $142.3 million of borrowings were outstanding and up to $201.4 million of borrowing capacity remained available under our revolving credit facility. The revolving credit facility matures on June 24, 2019, with a one-year extension option subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. As of December 31, 2015, we were in compliance with all of the covenants under the Credit Agreement. See discussion of our Credit Agreement accordion feature in connection with our new $100.0 million senior unsecured term loan below.

        On June 24, 2015, in connection with the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150.0 million senior unsecured term loan (the "2020 Term Loan"). The 2020 Term Loan has a five-year term maturing on June 24, 2020.

        On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100.0 million senior unsecured term loan (the "2019 Term Loan"). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100.0 million, to $200.0 million under specified circumstances, including securing capital from new or existing lenders. The 2019 Term Loan matures on January 31, 2019.

        In order to increase our liquidity requirements and access to capital and meet the needs of our development plans, our Operating Partnership and certain subsidiaries partially exercised the accordion feature under the Credit Agreement and entered into a $100.0 million senior unsecured term loan (the "2021 Term Loan") on February 2, 2016, increasing our total commitment from $500.0 million to $600.0 million. The 2021 Term Loan has a five-year term maturing on February 2, 2021. The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership's leverage ratio. Following the 2021 Term Loan, the Credit Agreement accordion feature increased by $100.0 million, which allows our Operating Partnership to increase the total commitment from $600.0 million to $800.0 million under specified circumstances, including securing capital from new or existing lenders.

        Our long-term liquidity requirements primarily consist of the costs to fund additional phases of our current projects under development, including SV6 and SV7 at the Santa Clara campus, the One Wilshire campus, BO1, CH1, NY2 and VA2, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities, and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

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

Indebtedness

        A summary of outstanding indebtedness as of December 31, 2015, and 2014, is as follows (in thousands):

	Interest Rate	Maturity Date	December 31, 2015	December 31, 2014
Revolving credit facility	1.98% and 2.17% at December 31, 2015, and December 31, 2014, respectively	June 24, 2019	$142,250	$218,500
2019 Senior unsecured term loan	3.23% at December 31, 2015, and at December 31, 2014	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan	2.43% at December 31, 2015	June 24, 2020	150,000	—

Total principal outstanding			392,250	318,500
Unamortized deferred financing costs			(1,243)	(821)

Total debt			$391,007	$317,679

        As of December 31, 2015, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loans. For additional information with respect to our outstanding indebtedness as of December 31, 2015, and December 31, 2014, as well as the available credit under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 8—Note 8—Debt in "Financial Statements and Supplementary Data" included in this Annual Report.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2015, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$19,899	$19,678	$19,284	$19,827	$20,181	$36,578	$135,447
Revolving credit facility(1)	2,816	2,816	2,816	143,611	—	—	152,059
Senior unsecured term loans(2)	6,875	6,875	6,875	103,914	151,762	—	276,301
Construction contracts(3)	77,240	—	—	—	—	—	77,240
Other(4)	5,913	2,166	1,627	515	416	5,712	16,349

Total	$112,743	$31,535	$30,602	$267,867	$172,359	$42,290	$657,396

(1)
Includes $142.3 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of June 24, 2019. The revolving credit facility is subject to variable rates. We estimated interest payments on the revolving credit facility based on the interest rate as of December 31, 2015.

(2)
Includes $100.0 million outstanding and estimated annual interest payments through the maturity date of January 31, 2019. We estimated interest payments based on our $100 million interest rate swap agreement, which effectively fixes the interest rate at 3.23%. Also includes $150 million outstanding and estimated annual interest payments through the maturity date of June 24, 2020. We estimated interest payments based on our $75 million interest rate swap agreement, which effectively fixes the interest rate at 2.93%. The remaining $75 million is subject to variable rates, which we estimated based on the interest rate as of December 31, 2015.

(3)
Consists of obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.

(4)
Consists of obligations for power contracts, telecommunications leases, and contracts for company-wide improvements that are ancillary to revenue generation.

Off-Balance Sheet Arrangements

        As of December 31, 2015, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 "Summary of Significant Accounting Policies" in Item 8 "Financial Statements and Supplementary Data" of this Annual Report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

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

        Capitalization of Costs.    Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. We also capitalize a portion of internal sales employees' compensation and payroll-related fringe benefits that directly relate to time spent executing successful lease agreements. During the years ended December 31, 2015, 2014, and 2013, we capitalized $11.9 million, $10.3, million, and $3.9 million, respectively, of internal sales commissions, salaries, and payroll-related fringe benefits.

        Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs (including interest), real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred. Indirect costs capitalized for the years ended December 31, 2015, 2014, and 2013, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest	$3,698	$4,633	$4,362
Real estate taxes and insurance	1,166	1,117	1,473
Employee salaries and benefits	1,458	2,375	2,447

Capitalized indirect development costs	$6,322	$8,125	$8,282

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

        Recoverability of Long-Lived Assets.    We review the carrying value of our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of the asset. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into an impairment review analysis, these changes could result in an adjustment to the carrying amount of our long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of the property over its estimated fair value would be charged against net income. No such impairment losses have been recognized to date.

        Revenue Recognition.    Rental revenue is recognized on a straight-line basis over the customer's lease term. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent receivable on our consolidated balance sheets. Some of our leases contain provisions under which our customers reimburse us for a portion of direct operating expenses, including power, as well as real estate taxes and insurance. Such reimbursements are recognized in the period that the expenses are recognized. We recognize the amortization of the acquired above-market and below-market customer leases as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. If the value of below-market leases includes renewal option periods, we include such renewal periods in the amortization period utilized.

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

        We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to rent, deferred rent, expense reimbursements and other revenue. We analyze individual accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance for a particular period would result in lower net income in that period and recognizing rental revenue as earned in one period versus a different period.

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

        As of December 31, 2015, we had $392.3 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of December 31, 2015, we have two interest rate swap agreements in place to fix the interest rate on $175.0 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $217.3 million of variable rate debt outstanding as of December 31, 2015.

        We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $217.3 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $2.2 million per year.

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

        We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation. We also have audited CoreSite Realty Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CoreSite Realty Corporation's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on CoreSite Realty Corporation's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoreSite Realty Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, CoreSite Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                      /s/ KPMG LLP

Denver, Colorado
February 12, 2016

CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments in real estate:
Land	$74,819	$78,983
Buildings and improvements	1,037,127	888,966

	1,111,946	967,949
Less: Accumulated depreciation and amortization	(284,219)	(215,978)

Net investment in operating properties	827,727	751,971
Construction in progress	183,189	178,599

Net investments in real estate	1,010,916	930,570
Cash and cash equivalents	6,854	10,662
Accounts and other receivables, net of allowance for doubtful accounts of $56 and $112 as of December 31, 2015, and December 31, 2014, respectively	12,235	10,290
Lease intangibles, net of accumulated amortization of $11,437 and $14,477 as of December 31, 2015, and December 31, 2014, respectively	4,714	7,112
Goodwill	41,191	41,191
Other assets, net	86,633	74,779

Total assets	$1,162,543	$1,074,604

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $1,243 and $821 as of December 31, 2015, and December 31, 2014, respectively	$391,007	$317,679
Accounts payable and accrued expenses	75,783	42,463
Accrued dividends and distributions	28,104	22,355
Deferred rent payable	7,934	8,985
Acquired below-market lease contracts, net of accumulated amortization of $5,279 and $4,688 as of December 31, 2015, and December 31, 2014, respectively	4,693	5,576
Unearned revenue, prepaid rent and other liabilities	28,717	19,205

Total liabilities	536,238	416,263
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of December 31, 2015, and December 31, 2014	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 30,650,703 and 21,757,366 shares issued and outstanding at December 31, 2015, and December 31, 2014, respectively	301	212
Additional paid-in capital	390,200	275,038
Accumulated other comprehensive loss	(493)	(125)
Distributions in excess of net income	(88,891)	(67,538)

Total stockholders' equity	416,117	322,587
Noncontrolling interests	210,188	335,754

Total equity	626,305	658,341

Total liabilities and equity	$1,162,543	$1,074,604

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Operating revenues:
Data center revenue:
Rental revenue	$183,300	$149,294	$131,080
Power revenue	89,495	71,227	59,663
Interconnection revenue	44,234	35,355	28,932
Tenant reimbursement and other	8,295	8,702	7,317
Office, light-industrial and other revenue	7,968	7,842	7,841

Total operating revenues	333,292	272,420	234,833
Operating expenses:
Property operating and maintenance	89,805	75,119	64,260
Real estate taxes and insurance	12,144	7,578	8,458
Depreciation and amortization	95,702	80,722	65,785
Sales and marketing	15,930	14,554	14,405
General and administrative	34,179	27,842	27,317
Rent	21,075	20,397	19,659
Impairment of internal-use software	322	1,959	—
Transaction costs	51	62	279

Total operating expenses	269,208	228,233	200,163

Operating income	64,084	44,187	34,670
Gain on real estate disposal	36	1,208	—
Interest income	6	6	32
Interest expense	(7,104)	(5,311)	(2,689)

Income before income taxes	57,022	40,090	32,013
Income tax expense	(163)	(38)	(401)

Net income	$56,859	$40,052	$31,612
Net income attributable to noncontrolling interests	22,153	17,287	12,771

Net income attributable to CoreSite Realty Corporation	$34,706	$22,765	$18,841
Preferred stock dividends	(8,338)	(8,338)	(8,338)

Net income attributable to common shares	$26,368	$14,427	$10,503

Net income per share attributable to common shares:
Basic	$1.05	$0.68	$0.50
Diluted	$1.03	$0.66	$0.49

Weighted average common shares outstanding
Basic	25,218,500	21,161,614	20,826,622
Diluted	25,706,568	21,740,707	21,503,212

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$56,859	$40,052	$31,612
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(2,426)	(1,409)	—
Reclassification of other comprehensive income to interest expense	1,930	1,134	—

Comprehensive income	56,363	39,777	31,612
Comprehensive income attributable to noncontrolling interests	21,724	17,137	17,323

Comprehensive income attributable to CoreSite Realty Corporation	$34,639	$22,640	$14,289

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

		Common Shares			Accumulated Other Comprehensive Loss
	Preferred Stock			Additional Paid-in Capital		Distributions in Excess of Net Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Number	Amount
Balance at January 1, 2013	115,000	21,202,673	207	259,009	—	(35,987)	338,229	372,544	710,773
Issuance of stock awards, net of forfeitures	—	129,698	1	—	—	—	1	—	1
Exercise of stock options	—	54,781	1	924	—	—	925	—	925
Offering costs	—	—	—	(27)	—	—	(27)	—	(27)
Share-based compensation	—	—	—	7,559	—	—	7,559	—	7,559
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(24,780)	(24,780)	(29,418)	(54,198)
Net income	—	—	—	—	—	18,841	18,841	12,771	31,612

Balance at December 31, 2013	$115,000	21,387,152	$209	$267,465	$—	$(50,264)	$332,410	$355,897	$688,307
Issuance of stock awards, net of forfeitures	—	181,124	—	—	—	—	—	—	—
Exercise of stock options	—	189,090	1	944	—	—	945	—	945
Share-based compensation	—	—	2	6,629	—	—	6,631	—	6,631
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(31,701)	(31,701)	(37,280)	(68,981)
Net income	—	—	—	—	—	22,765	22,765	17,287	40,052
Other comprehensive loss	—	—	—	—	(125)	—	(125)	(150)	(275)

Balance at December 31, 2014	$115,000	21,757,366	$212	$275,038	$(125)	$(67,538)	$322,587	$335,754	$658,341
Redemption of noncontrolling interests	—	8,500,000	85	110,396	(301)	—	110,180	(110,180)	—
Issuance of stock awards, net of forfeitures	—	207,937	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	185,400	3	(2,866)	—	—	(2,863)	—	(2,863)
Share-based compensation	—	—	1	7,632	—	—	7,633	—	7,633
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(47,721)	(47,721)	(37,110)	(84,831)
Net income	—	—	—	—	—	34,706	34,706	22,153	56,859
Other comprehensive loss	—	—	—	—	(67)	—	(67)	(429)	(496)

Balance at December 31, 2015	$115,000	30,650,703	$301	$390,200	$(493)	$(88,891)	$416,117	$210,188	$626,305

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,859	$40,052	$31,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,702	80,722	65,785
Amortization of above/below market leases	(520)	(556)	(823)
Amortization of deferred financing costs	1,246	1,897	1,739
Gain on real estate disposal	(36)	(1,208)	—
Share-based compensation	7,114	6,125	6,770
Bad debt expense	201	648	244
Changes in operating assets and liabilities:
Accounts receivable	(2,146)	(599)	(682)
Deferred rent receivable	(7,799)	(4,245)	(2,248)
Deferred leasing costs	(17,555)	(21,390)	(6,852)
Other assets	(5,535)	(4,459)	(7,157)
Accounts payable and accrued expenses	6,532	(4,160)	3,756
Unearned revenue, prepaid rent and other liabilities	9,561	7,350	262
Deferred rent payable	(1,051)	(661)	5,317

Net cash provided by operating activities	142,573	99,516	97,723

CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(7,736)	(5,893)	(7,128)
Real estate improvements	(122,196)	(100,299)	(185,452)
Acquisition of NY2	—	—	(21,889)
Proceeds from real estate disposal	2,399	—	—

Net cash used in investing activities	(127,533)	(106,192)	(214,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,393	2,354	925
Offering costs	—	(147)	(27)
Proceeds from revolving credit facility	87,000	88,250	174,250
Payments on revolving credit facility	(163,250)	(44,000)	—
Proceeds from senior unsecured term loan	150,000	100,000	—
Repayments of mortgage loans payable	—	(58,250)	(1,500)
Payments of loan fees and costs	(2,315)	(1,000)	(2,621)
Payments to net settle equity awards	(4,256)	(1,410)	—
Dividends and distributions	(87,420)	(73,772)	(57,098)

Net cash provided by (used in) financing activities	(18,848)	12,025	113,929

Net change in cash and cash equivalents	(3,808)	5,349	(2,817)
Cash and cash equivalents, beginning of year	10,662	5,313	8,130

Cash and cash equivalents, end of year	$6,854	$10,662	$5,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$6,219	$4,072	$2,044
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$37,033	$16,142	$19,821
Accrual of dividends and distributions	$28,104	$22,355	$18,804

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. Organization

        CoreSite Realty Corporation (the "Company," "we," or "our") was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust ("REIT"). Through our controlling interest in CoreSite, L.P. (our "Operating Partnership"), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of December 31, 2015, the Company owns a 64.1% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 35.9% interest in our Operating Partnership. See additional discussion in Note 11, Noncontrolling Interests—Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles ("GAAP") and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Intercompany balances and transactions have been eliminated upon consolidation. The Company reviewed subsequent events through the issuance date for inclusion in these consolidated financial statements.

Recent Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We did not early adopt this standard and we do not expect the provisions of ASU 2015-05 to have a material impact on our consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Effective the fourth quarter of 2015, we adopted the provisions of ASU 2015-03 on a full retrospective basis. For the year ended December 31, 2014, $0.8 million was reclassified from other assets to debt on our consolidated balance sheet to conform to the presentation required by ASU 2015-03.

        In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The standard permits the use of either modified retrospective or cumulative effect transition method. We have not elected early adoption and we do not expect that provisions of ASU 2015-02 will result in a consolidation of entities not previously consolidated nor a deconsolidation of entities previously consolidated.

        In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") Topic 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

cumulative effect transition method. We are currently evaluating the impact of the provisions of ASC 606 on our revenue recognition policies as well as the transition method to be used to implement this guidance.

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

Adjustments and Reclassifications

        Certain immaterial amounts included in the consolidated financial statements for prior periods have been reclassified to conform to the 2015 financial statement presentation.

Investments in Real Estate

        Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $3.7 million, $4.6 million and $4.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

        Depreciation expense was $76.1 million, $65.1 million and $53.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

        The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the years ended December 31, 2015, 2014, or 2013.

        The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2015, and 2014, we had approximately $41.2 million of goodwill at each date. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the years ended December 31, 2015, 2014, or 2013.

Cash and Cash Equivalents

        Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

        Deferred leasing costs include commissions paid to third parties, including brokers, leasing agents, referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the lease terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the consolidated balance sheets and consisted of the following, net of amortization, as of December 31, 2015, and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Internal sales commissions	$17,558	$13,171
Third party commissions	15,866	13,665
External legal counsel	718	393

Total	$34,142	$27,229

        Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and the amortization is included as a component of interest expense.

Recoverability of Long-Lived Assets

        We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the years ended December 31, 2015, 2014, and 2013, no impairment of long-lived assets was recognized.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

Derivative Instruments and Hedging Activities

        We reflect all derivative instruments at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 9, Derivatives and Hedging Activities.

Internal-Use Software

        We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. For the years ended December 31, 2015, 2014, and 2013, we recorded $0.3 million, $2.0 million, and none, respectively, related to impairment of internal use software.

Revenue Recognition

        All customer leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the customer's lease term of the agreements. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable, and included in other assets in the consolidated balance sheets. If a lease terminates prior to its stated expiration, the deferred rent receivable relating to that lease is written off as a reduction of rental revenue.

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

        A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At December 31, 2015, and 2014, the allowance for doubtful accounts totaled $0.1 million and $0.1 million, respectively.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

Asset Retirement and Environmental Remediation Obligations

        We record accruals for estimated retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At December 31, 2015, and 2014, the amount included in unearned revenue, prepaid rent and other liabilities on the consolidated balance sheets was approximately $1.7 million and $2.3 million, respectively.

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

        We have elected to treat certain subsidiaries as a TRS. Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes.

        Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2015, and 2014, the deferred income taxes were not material.

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

3. Acquisitions

        In February 2013, we acquired land and a vacant building in Secaucus, New Jersey, referred to as NY2, with a total of 236,251 NRSF (unaudited) and a book value of $23.4 million, to develop into a data center. Since the acquisition we have developed six computer rooms at NY2, consisting of an aggregate of 101,742 NRSF (unaudited), which is 68.5% occupied (unaudited) as of December 31, 2015.

4. Acquired Intangible Assets and Liabilities

        The gross above-market lease value at December 31, 2015, and 2014, was $2.2 million and $2.7 million, respectively, and total accumulated amortization at December 31, 2015, and 2014, was $1.8 million and $1.9 million, respectively. The gross below-market lease value at December 31, 2015, and 2014, was $10.0 million and $10.3 million, respectively, and total accumulated amortization at December 31, 2015, and 2014, was $5.3 million and $4.7 million, respectively. The net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.5 million, $0.6 million, and $0.8 million, for the years ended December 31, 2015, 2014, and 2013, respectively. The estimated amortization of acquired below-market leases, net of acquired

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

4. Acquired Intangible Assets and Liabilities (Continued)

above-market leases for each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year Ending December 31,
2016	$541
2017	572
2018	573
2019	245
2020	136
Thereafter	2,195

Total	$4,262

        Amortization of all other identified intangible assets was $2.0 million, $3.4 million, and $7.4 million, for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, and 2014, the gross intangible asset values were $14.0 million and $18.8 million, respectively, and the total accumulated amortization balance was $9.7 million and $12.5 million, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2016	$1,630
2017	1,136
2018	621
2019	316
2020	115
Thereafter	457

Total	$4,275

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

5. Investment in Real Estate

        The following is a summary of the properties owned or leased by market at December 31, 2015 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	5,154	82,373	10,203	97,730
Chicago	5,493	93,861	1,582	100,936
Denver	—	4,349	68	4,417
Los Angeles	28,467	207,337	12,957	248,761
Miami	728	10,418	1	11,147
New York	2,388	125,914	38,371	166,673
Northern Virginia	9,623	190,541	54,001	254,165
San Francisco Bay	22,966	322,334	66,006	411,306

Total	$74,819	$1,037,127	$183,189	$1,295,135

        In November 2014, the Massachusetts Bay Transportation Authority acquired 52,248 square feet of land at BO1 pursuant to an order of taking. Based on the relative fair value of the parcel, the carrying value of land was allocated to the disposed parcel. The Company recognized a $1.2 million gain on land disposal in the consolidated statements of operations during the period ended December 31, 2014.

6. Other Assets

        Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31, 2015, and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Deferred leasing costs	$34,142	$27,229
Deferred rent receivable	29,309	21,510
Corporate furniture, fixtures and equipment	6,157	7,474
Internal-use software	10,467	7,980
Deferred financing costs	2,251	1,600
Prepaid expenses	2,689	6,251
Other	1,618	2,735

Total	$86,633	$74,779

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Other Assets (Continued)

        Deferred leasing costs are amortized as amortization expense on a straight-line basis over the remaining lease terms of the underlying leases. The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2016	12,500
2017	9,590
2018	5,217
2019	1,753
2020	1,183
Thereafter	3,899

Total	$34,142

7. Leases

        The future minimum lease payments to be received under noncancelable operating leases in effect at December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$183,565
2017	139,735
2018	96,508
2019	57,714
2020	39,560
Thereafter	71,173

Total	$588,255

        As the lessee, the Company currently leases data center space under noncancelable operating lease agreements at NY1, LA1, DC1, DE1, and DE2, and its headquarters located in Denver, CO. The future minimum lease payments to be paid under noncancelable leases in effect at December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$19,899
2017	19,678
2018	19,284
2019	19,827
2020	20,181
Thereafter	36,578

Total	$135,447

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

8. Debt

        A summary of outstanding indebtedness as of December 31, 2015, and 2014, is as follows (in thousands):

	Interest Rate	Maturity Date	December 31, 2015	December 31, 2014
Revolving credit facility	1.98% and 2.17% at December 31, 2015, and December 31, 2014, respectively	June 24, 2019	$142,250	$218,500
2019 Senior unsecured term loan(1)	3.23% at December 31, 2015, and at December 31, 2014	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.43% at December 31, 2015	June 24, 2020	150,000	—

Total principal outstanding			392,250	318,500
Unamortized deferred financing costs			(1,243)	(821)

Total debt			$391,007	$317,679

(1)
The Operating Partnership entered into a swap agreement with respect to the 2019 Term Loan to swap the variable interest rate associated with $100 million, or 100%, of the 2019 Term Loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio. See "Derivatives and Hedging Activities" in Note 9 below.

(2)
The Operating Partnership entered into a swap agreement with respect to the 2020 Term Loan to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of December 31, 2015, is 2.43%. See "Derivatives and Hedging Activities" in Note 9 below.

Revolving Credit Facility

        On June 24, 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated senior unsecured revolving credit facility (as amended, the "Credit Agreement") with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement amends the Operating Partnership's second amended and restated unsecured revolving credit facility, dated January 3, 2013 (as amended, the "Prior Facility"). The Credit Agreement maturity date is June 24, 2019, with a one-time extension option, which, if exercised, would extend the maturity date to June 24, 2020. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

8. Debt (Continued)

increases the commitment of $405 million from the Prior Facility to $500 million, providing for a $350 million revolving credit facility and a $150 million unsecured term loan scheduled to mature on June 24, 2020. See "2020 Senior Unsecured Term Loan" below for a discussion of the $150 million term loan. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $500 million to $700 million, under specified circumstances, including securing capital from new or existing lenders.

        On February 2, 2016, we partially exercised the Credit Agreement accordion feature and entered into a $100 million senior unsecured term loan (the "2021 Term Loan") increasing our total commitment under the Credit Agreement from $500 million to $600 million. The 2021 Term Loan has a five-year term maturing on February 2, 2021. The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership's leverage ratio. Following the 2021 Term Loan, the Credit Agreement accordion feature increased by $100 million, which allows our Operating Partnership to increase the total commitment from $600 million to $800 million under specified circumstances, including securing capital from new or existing lenders.

        Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2015, the Operating Partnership's leverage ratio was 16.7% and the interest rate was LIBOR plus 155 basis points.

        The total amount available for borrowing under the revolving credit facility, which is part of the Credit Agreement, is subject to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of December 31, 2015, the borrowing capacity was $350.0 million. As of December 31, 2015, $142.3 million was borrowed and outstanding, $6.3 million was outstanding under letters of credit and $201.4 million remained available for us to borrow under the revolving credit facility.

        Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

  •
  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of December 31, 2015, was 16.7%.

  •
  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of December 31, 2015, was 0%.

  •
  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of December 31, 2015, was 10.1 to 1.0; and

  •
  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of December 31, 2015, our unhedged variable rate debt ratio was 8.9%.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

8. Debt (Continued)

        As of December 31, 2015, we were in compliance with all of the covenants under the Credit Agreement.

2019 Senior Unsecured Term Loan

        On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (as amended, the "2019 Term Loan"). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million under specified circumstances, including securing capital from new or existing lenders. The 2019 Term Loan ranks pari passu with the Credit Agreement (including the 2020 Term Loan and the 2021 Term Loan) and contains the same financial covenants and other customary restrictive covenants. As of December 31, 2015, we were in compliance with all of the covenants under the 2019 Term Loan.

        The borrowings under the 2019 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2015, the Operating Partnership's leverage ratio was 16.7% and the interest rate was LIBOR plus 175 basis points.

2020 Senior Unsecured Term Loan

        On June 24, 2015, in connection with the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the "2020 Term Loan"). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2019 Term Loan and the Credit Agreement (including the 2021 Term Loan) and contains the same financial covenants and other customary restrictive covenants. As of December 31, 2015, we were in compliance with all of the covenants under the 2020 Term Loan.

        The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2015, the Operating Partnership's leverage ratio was 16.7% and the interest rate was LIBOR plus 150 basis points.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

8. Debt (Continued)

Debt Maturities

        The following table summarizes the amount of our outstanding debt and when such debt currently becomes due (in thousands):

Year Ending December 31,
2016	$—
2017	—
2018	—
2019	242,250
2020	150,000

Total principal outstanding	392,250
Unamortized deferred financing costs	(1,243)

Total debt	$391,007

9. Derivatives and Hedging Activities

        On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2015, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 2.93% per annum. Also, on February 3, 2014, we entered into a five-year interest rate swap agreement that effectively fixes the interest rate on $100 million of outstanding debt at approximately 3.23% per annum. Both interest rate swap agreements were designated for hedge accounting.

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

Cash Flow Hedges of Interest Rate Risk

        Our objectives in using interest rate derivatives are to reduce variability in interest expense and to manage our exposure to adverse interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

9. Derivatives and Hedging Activities (Continued)

for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income related to the unrealized loss on derivative contracts of $2.4 million, $1.4 million, and none for the years ended December 31, 2015, 2014, and 2013, respectively. The amounts reclassified from other comprehensive income to interest expense on the consolidated statements of operations were $1.9 million, $1.1 million, and none for the years ended December 31, 2015, 2014, and 2013, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2015, 2014, and 2013, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

        Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning January 1, 2016, we estimate that $1.4 million will be reclassified as an increase to interest expense.

        Derivatives are recorded at fair value in our consolidated balance sheets in other assets and unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had a $0.8 million and $0.3 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

10. Stockholders' Equity

        At December 31, 2015, 120 million shares were authorized to be issued by the Company, of which 100 million shares represent common stock and 20 million represent preferred stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of stock to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class of series of shares to be issued.

Common Stock

        At December 31, 2015, we had 30.7 million shares of common stock issued and outstanding. Since our initial public offering ("IPO"), we have issued common stock under our 2010 Equity Incentive Plan, in which certain of our employees and outside directors participate in stock-based compensation plans that provide compensation in the form of common stock. Under the Equity Incentive Plan, we received proceeds (made payments) from the exercise of stock options, net of settlements, of ($2.9) million, $0.9 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Also, we issued shares of common stock as restricted stock award and performance stock award grants, net of forfeitures, and option exercises, net of settlements, in the amount of 393,337, 370,214 and 184,479 during the years ended December 31, 2015, 2014, and 2013, respectively. See Note 12, Equity Incentive Plan, for additional information on our 2010 Equity Incentive Plan.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

10. Stockholders' Equity (Continued)

        During the year ended December 31, 2015, 8,500,000 common Operating Partnership units held by the Funds were redeemed for shares of our common stock in connection with the offer and sale of 8,500,000 shares of our common stock by the Funds. See Note 11, Noncontrolling Interests—Operating Partnership, for additional information.

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

10. Stockholders' Equity (Continued)

change of control transactions, the series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

Dividends

        In 2015, 2014, and 2013, we paid all our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends per share for the years then ended:

	Year Ended December 31,
	2015	2014	2013
Common Stock:
Ordinary income	$1.70	$1.15	$1.16
Qualified dividend	—	—	—
Capital gains	—	—	—
Return of capital	—	—	—

Total dividend(1)	$1.70	$1.15	$1.16

Preferred Stock:
Ordinary income	$1.81	$1.81	$1.98
Qualified dividend	—	—	—
Capital gains	—	—	—

Total dividend(2)	$1.81	$1.81	$1.98

(1)
Of the $1.70 taxable dividend in 2015, $0.53 was paid in January 2016, of which $0.41 will apply to tax year 2016. Of the $1.15 taxable dividends in 2014, $0.42 was paid in January 2015, of which $0.32 applies to tax year 2015. Of the $1.16 taxable dividend in 2013, $0.35 was paid in January 2014.

(2)
Of the $1.81 taxable dividend in 2015, $0.45 was paid in January 2016. Of the $1.81 taxable dividend in 2014, $0.45 was paid in January 2015. Of the $1.98 taxable dividend in 2013, $0.45 was paid in January 2014. The 2013 dividend includes a pro rata dividend from and including the original issue date of December 12, 2012.

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

10. Stockholders' Equity (Continued)

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

        Our federal tax return for the year ended December 31, 2015 has not been filed. The taxability information presented for our dividends paid in 2015 is based upon management's estimate.

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

        The following table shows the ownership interests in the Operating Partnership as of December 31, 2015, and 2014:

	December 31, 2015		December 31, 2014
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	30,136,556	64.1%	21,287,191	45.6%
Noncontrolling interests	16,858,347	35.9%	25,360,847	54.4%

Total	46,994,903	100.0%	46,648,038	100.0%

        For each share of common stock issued by us, the Operating Partnership issues to us an equivalent common Operating Partnership unit. During the year ended December 31, 2015, the Company issued 349,365 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by the Operating Partnership.

        Holders of common Operating Partnership units of record as of March 31, 2015, June 30, 2015, and September 30, 2015, received quarterly distributions of $0.42 per unit payable in correlation with declared dividends on common stock. Holders of common Operating Partnership units of record as of December 31, 2015, received quarterly distributions of $0.53 per unit payable in correlation with declared dividends on common stock.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

11. Noncontrolling Interests—Operating Partnership (Continued)

        During the year ended December 31, 2015, 8,500,000 common Operating Partnership units held by the Funds were redeemed for shares of our common stock in connection with the offer and sale of 8,500,000 shares of our common stock by The Funds. The book value attributable to each common Operating Partnership unit redeemed was $110.2 million and was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital.

        The redemption value of the noncontrolling interests at December 31, 2015, was $956.2 million based on the closing price of the Company's common stock of $56.72 on that date.

12. Equity Incentive Plan

        Our Board of Directors has adopted and, with the approval of our stockholders, amended the 2010 Equity Incentive Plan (as amended, the "2010 Plan"). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

        As of December 31, 2015, 3,359,814 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

12. Equity Incentive Plan (Continued)

        The following table sets forth stock option activity under the 2010 Plan for the years ended December 31, 2015, 2014, and 2013:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	1,017,195	$17.25	8.2 years	$10.6 million
Granted	209,268	32.50
Exercised	(54,781)	16.86		$1.0 million
Forfeited	(37,232)	23.00
Expired	(535)	34.82

Options outstanding, December 31, 2013	1,133,915	$19.89	7.6 years	$14.0 million
Granted	—	—
Exercised	(307,022)	16.10		$5.6 million
Forfeited	(64,851)	25.83
Expired	(3,947)	15.80

Options outstanding, December 31, 2014	758,095	$20.94	6.7 years	$13.7 million
Granted	—	—
Exercised	(410,322)	20.15		$12.0 million
Forfeited	(7,281)	27.53
Expired	(282)	15.23

Options outstanding, December 31, 2015	340,210	$21.77	5.8 years	$11.9 million

Exercisable at December 31,
2013	498,176	$16.51	7.1 years	$7.8 million
2014	474,132	$18.78	6.4 years	$9.6 million
2015	234,943	$18.47	5.4 years	$9.0 million

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

12. Equity Incentive Plan (Continued)

        The following table sets forth the number of shares subject to options that are unvested as of December 31, 2015, 2014, and 2013, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2012	730,159	$5.70
Granted	209,268	10.01
Forfeited	(37,232)	7.21
Vested	(266,456)	5.54

Unvested balance, December 31, 2013	635,739	$7.10
Granted	—	—
Forfeited	(64,851)	8.03
Vested	(286,924)	6.25

Unvested balance, December 31, 2014	283,964	$7.75
Granted	—	—
Forfeited	(7,281)	8.48
Vested	(171,416)	6.86

Unvested balance, December 31, 2015	105,267	$9.13

        As of December 31, 2015, total unearned compensation on options was approximately $0.4 million, and the weighted-average vesting period was 1.0 years. As the Company has been a publicly traded company only since September 28, 2010, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. We utilize the simplified method of estimating the term for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the years ended 2015 or 2014. The following table summarizes the assumptions used to value the stock options granted during the year ended December 31, 2013:

2013
Expected term (in years)	6.25
Expected volatility	43.86%
Expected annual dividend	3.33%
Risk-free rate	1.26%

Restricted Awards and Units

        Restricted stock awards and restricted stock units, or RSUs, are granted with a fair value equal to the closing market price of the Company's common stock on the date of grant. The principal difference between restricted stock awards and RSUs is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted stock awards and

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

12. Equity Incentive Plan (Continued)

RSUs are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards and Units	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2012	598,695	$21.37
Granted	194,302	32.43
Forfeited	(58,199)	28.44
Vested	(239,647)	20.96

Unvested balance, December 31, 2013	495,151	$25.08
Granted	216,175	31.51
Forfeited	(109,798)	27.64
Vested	(207,512)	22.79

Unvested balance, December 31, 2014	394,016	$29.10
Granted	187,644	47.41
Forfeited	(34,788)	36.06
Vested	(169,260)	26.96

Unvested balance, December 31, 2015	377,612	$38.51

        As of December 31, 2015, total unearned compensation on restricted awards was approximately $10.0 million, and the weighted-average vesting period was 2.3 years.

Performance Stock Awards

        We grant long-term incentives to members of management in the form of performance-based restricted stock awards ("PSAs") under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return ("TSR") measured versus the MSCI US REIT Index over a three-year performance period, and the number of shares earned under the PSAs may range from 0% to 150% for 2014 grants and from 25% to 175% for 2015 grants. The PSAs are earned as follows: (i) 20% of the PSAs are eligible to be earned upon TSR achievement in year one of the performance period, (ii) 20% of the PSAs are eligible to be earned upon TSR achievement in year two of the performance period, (iii) 20% of the PSAs are eligible to be earned upon TSR achievement in year three of the performance period, and (iv) 40% of the PSAs are eligible to be earned upon a cumulative TSR achievement over the three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by the Company at the end of the three-year performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the three-year performance period. The PSAs initially are granted and issued at the highest potential percentage of target amount and thereafter are forfeited to the extent vesting conditions are not met.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

12. Equity Incentive Plan (Continued)

        On March 4, 2014, we granted 91,335 PSAs, equal to 150% of the target amount, with an aggregate fair value of $1.6 million on the grant date. The PSAs, in addition to a service condition, are subject to our performance versus the MSCI US REIT Index which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSAs are amortized on a straight-line basis over the vesting period. During the years ended December 31, 2015, and 2014, 7,273 and 5,484 of the PSAs granted in March 2014 were forfeited due to termination of service, respectively. During the year ended December 31, 2015, 6,444 PSAs were not achieved due to performance against the MSCI REIT Index correlating to less than 150% of the target amount during the first year of the performance period.

        On March 3, 2015, we granted 78,553 PSAs, equal to 175% of the target amount, with an aggregate value of $2.7 million on the grant date. The PSAs, in addition to a service condition, are subject to our performance versus the MSCI US REIT Index, which is a market condition and impacts the number of shares that ultimately vests. Upon evaluating the results of the market condition, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSAs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2015, 7,129 of the PSAs granted in March 2015 were forfeited due to termination of service.

        As of December 31, 2015, total unearned compensation on PSAs was approximately $2.4 million, and the weighted-average vesting period was 2.0 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the years ended December 31, 2015, and 2014:

	2015	2014
Expected term (in years)	2.83	2.83
Expected volatility	25.51%	32.98%
Expected annual dividend	—	—
Risk-free rate	1.02%	0.64%

13. Earnings Per Share

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

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

13. Earnings Per Share (Continued)

Plan. The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common shares	$26,368	$14,427	$10,503
Weighted-average common shares outstanding—basic	25,218,500	21,161,614	20,826,622
Effect of potentially dilutive common shares:
Stock options	302,264	349,533	383,743
Unvested awards	185,804	229,560	292,847

Weighted-average common shares outstanding—diluted	25,706,568	21,740,707	21,503,212

Net income per share attributable to common shares
Basic	$1.05	$0.68	$0.50
Diluted	$1.03	$0.66	$0.49

        In the calculations above, we have excluded weighted-average potentially dilutive securities of 117,048, 180,020 and 169,875 for the years ended December 31, 2015, 2014, and 2013, respectively, as their effect would have been antidilutive.

14. Employee Benefit Plan

        We have a tax qualified retirement 401(k) plan that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees are automatically enrolled upon employment. Additionally at that time, we provide a safe harbor contribution equal to 3% of the participant's annual salary. The employee and employer contributions are limited to the maximum amount allowed by the Internal Revenue Service. Both employee and employer contributions vest immediately. For the years ended December 31, 2015, 2014, and 2013, our contributions were $0.8 million, $0.8 million, and $0.7 million, respectively.

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

          Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date.

          Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

          Level 3— Unobservable inputs for the asset or liability.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

15. Estimated Fair Value of Financial Instruments (Continued)

        Our financial instruments consist of cash and cash equivalents, accounts and other receivables, interest rate swaps, the revolving credit facility, the senior unsecured term loans, interest payable and accounts payable. The carrying values of cash and cash equivalents, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these financial instruments. The interest rate swaps are recorded at fair value.

        The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Operating Partnership and its counterparties. As of December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

        The total principal balance of our revolving credit facility and senior unsecured term loans was $392.3 million and $318.5 million as of December 31, 2015 and 2014, respectively, with a fair value that approximated book value, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

16. Commitments and Contingencies

        Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At December 31, 2015, we had open commitments related to construction contracts of approximately $77.2 million.

        Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At December 31, 2015, we had open commitments related to these contracts of approximately $16.3 million.

        We have agreed with affiliates of the Carlyle Group that have directly or indirectly contributed their interests in the properties in our portfolio to our Operating Partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor's tax liabilities, based on an assumed tax rate, with respect to built-in-gains generated from the initial contribution. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO, September 23, 2017, and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

16. Commitments and Contingencies (Continued)

Operating Partnership units that were issued to them in connection with the contribution of these properties.

        In April 2015, we executed a pre-lease and began construction of a 136,580 square-foot build-to-suit powered shell data center, which will be known as SV6, on land we own on our Santa Clara campus. We have incurred $18.1 million of the estimated $30.0 million required to complete the project, and expect to deliver the powered shell to a strategic customer in the first half of 2016.

        We entered into a Memorandum of Understanding with the Virginia Economic Development Partnership Authority pursuant to which CoreSite is afforded the opportunity to benefit from an exemption from sales and use tax for certain qualifying data center related purchases and equipment leases. This exemption also extends to our customers who execute a Landlord-Tenant Participation Agreement under our Memorandum of Understanding. The Memorandum of Understanding establishes thresholds relating to the level of capital investment and qualifying new jobs created within the Commonwealth of Virginia by us and our customers who have agreed to sign participation agreements. In the event those thresholds are not met as of the agreed upon performance date of June 1, 2017, we would be required to repay the sales and use tax benefit we have received, as well as any tax benefit received by our customers who default on their obligation to repay the tax benefit they have received under the exemption program up to a maximum of $7.5 million. We estimate that we may be required to repay between $0.0 million and $1.0 million for sales and use tax benefits we have received under the exemption program, of which none has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheet as of December 31, 2015.

        In the ordinary course of business, we are subject to claims and administrative proceedings. Except as described below, we are not presently party to any proceeding, which we believe to be material or which we would expect to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

        On February 4, 2014, U.S. Colo, LLC ("U.S. Colo"), a current customer, filed a complaint against us in the United States District Court for the Central District of California. In the complaint, U.S. Colo alleged that it should not have been charged for the use of various CoreSite interconnection services under the terms of an existing agreement between the parties.

        On July 23, 2015, after amendments to the complaint, dismissal of several of U.S. Colo's claims, and a remand of the case to the Superior Court of the State of California, County of Los Angeles (the "Superior Court"), U.S. Colo filed an amended complaint alleging breach of contract and breach of the covenant of good faith and fair dealing. The amended complaint seeks $802,564 in damages for charges paid to us for interconnection services; $70,080,000 in damages for alleged losses of revenue and profits; attorney's fees, interest, and costs of the suit; and declaratory and injunctive relief.

        On February 4, 2016, the Superior Court granted our motion for summary adjudication, finding that U.S. Colo had contractually waived all claims for lost revenue or profits or other consequential damages. Discovery is underway and a trial is currently set for April 11, 2016.

        On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

16. Commitments and Contingencies (Continued)

records and business expenses. The lawsuit is in the early stages and we have filed a responsive pleading generally denying the allegations.

        We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of December 31, 2015, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $3.0 million in the aggregate, of which $2.8 million has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheet as of December 31, 2015.

17. Quarterly Financial Information (unaudited)

        The table below reflects the selected quarterly information for the years ended December 31, 2015, and 2014 (in thousands except share data):

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$90,919	$86,382	$81,336	$74,655
Operating income	19,321	16,751	14,676	13,336
Net income	17,387	14,530	12,882	12,060
Net income attributable to common shares	9,342	6,920	5,538	4,568
Net income per share attributable to common shares—basic	$0.32	$0.26	$0.23	$0.21

Net income per share attributable to common shares—diluted	$0.32	$0.26	$0.22	$0.21

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$72,492	$70,515	$65,682	$63,731
Operating income	12,477	10,372	12,029	9,309
Net income	12,306	8,990	10,638	8,118
Net income attributable to common shares	4,664	3,147	3,883	2,733
Net income per share attributable to common shares—basic	$0.22	$0.15	$0.18	$0.13

Net income per share attributable to common shares—diluted	$0.21	$0.14	$0.18	$0.13

CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

					Gross Amount Carried at December 31, 2015
		Initial Cost		Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation at December 31, 2015
Property Name	Location	Land	Building and Improvements		Land	Building and Improvements	Total		Year Acquired or Leased
	(In thousands)
BO1	Somerville, MA	$6,100	$26,748	$64,882	$5,154	$92,576	$97,730	$36,496	2007
CH1	Chicago, IL	5,493	49,522	45,921	5,493	95,443	100,936	22,195	2010
DC1	Washington, DC	—	4,797	3,462	—	8,259	8,259	4,399	2010
DE1	Denver, CO	—	37	3,308	—	3,345	3,345	827	2012
DE2	Denver, CO	—	4	1,068	—	1,072	1,072	617	2012
LA1	Los Angeles, CA	—	41,099	28,321	—	69,420	69,420	26,029	2010
LA2	Los Angeles, CA	28,467	94,114	56,760	28,467	150,874	179,341	32,492	2010
MI1	Miami, FL	728	9,325	1,094	728	10,419	11,147	2,362	2010
NY1	New York, NY	—	—	35,083	—	35,083	35,083	16,677	2007
NY2	Secaucus, NJ	4,952	18,408	108,230	2,388	129,202	131,590	8,096	2013
SV1	San Jose, CA	6,863	91,719	37,686	6,863	129,405	136,268	23,462	2010
SV2	Milpitas, CA	5,086	5,046	22,504	5,086	27,550	32,636	14,883	2006
SV3	Santa Clara, CA	4,162	3,482	46,464	3,972	50,136	54,108	24,992	2007
SV4	Santa Clara, CA	4,632	3,716	90,182	4,501	94,029	98,530	22,683	2007
SV5	Santa Clara, CA	2,572	—	23,486	2,544	23,514	26,058	1,245	2007
SV6	Santa Clara, CA	4,741	—	25,500	—	30,241	30,241	—	2007
SV7	Santa Clara, CA	3,793	—	29,673	—	33,466	33,466	—	2007
VA1	Reston, VA	6,903	32,939	87,806	6,903	120,745	127,648	43,211	2007
VA2	Reston, VA	5,197	—	113,060	2,720	115,537	118,257	3,553	2007

	Total	$89,689	$380,956	$824,490	$74,819	$1,220,316	$1,295,135	$284,219

        None of our properties are encumbered.

        The aggregate cost of the total properties for federal income tax purposes was approximately $1,147.4 million (unaudited) at December 31, 2015.

See accompanying report of independent registered public accounting firm.

 CoreSite Realty Corporation
Schedule III
Real Estate and Accumulated Depreciation (Continued)
December 31, 2015

        The following table reconciles the historical cost and accumulated depreciation of our properties for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Property
Balance, beginning of period	$1,146,548	$1,048,525	$829,508
Additions—property acquisitions	—	—	23,360
Additions—improvements	148,587	98,969	195,657
Deduction—cost of land disposal	—	(946)	—

Balance, end of period	$1,295,135	$1,146,548	$1,048,525

Accumulated Depreciation
Balance, beginning of period	$215,978	$155,704	$105,433
Additions, net of disposals	68,241	60,274	50,271

Balance, end of period	$284,219	$215,978	$155,704

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

        As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2015, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

        KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which is included on page 63 of this Annual Report.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be included in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed no later than April 30, 2016, and is incorporated herein by reference.

        Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2016 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be included in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed no later than April 30, 2016, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be included in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed no later than April 30, 2016, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be included in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed no later than April 30, 2016, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 will be included in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed no later than April 30, 2016, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Annual Report or incorporated by reference:

(1)
Our consolidated financial statements are provided under Item 8 of this Annual Report.

(2)
Schedule III—Real Estate and Accumulated Depreciation is included herein at page 98. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

Fifth Amendment to Lease between GI TC One Wilshire, LLC (formerly known as Hines REIT One Wilshire LP) and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of May 29, 2015.(15)
10.19	Form of Restricted Stock Agreement.(3)*
10.20	Form of Restricted Unit Agreement.(1)*
10.21	Form of Management Rights Agreement.(1)*
10.22	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.23	Employment Agreement between CoreSite L.L.C and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.24	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.25	Employment Agreement between CoreSite L.L.C. and Steve Smith, dated April 20, 2015.(11)*
10.26
Third Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive, L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C. as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank and TD Securities (USA) LLC, as co-documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of June 24, 2015.(6)
10.27
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder.(13)

Exhibit Number	Description
10.28	Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.29	2015 Executive Short-Term Incentive Plan.(11)*
10.30
Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, the other lenders party thereto and other lenders that may become parties thereto, Royal Bank of Canada, as administrative agent, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(14)
10.31
First Amendment to Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, as administrative agent, and the other lenders party thereto, dated as of June 25, 2015.(6)
10.32	Amended and Restated Non-Employee Director Compensation Policy.
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of CoreSite Realty Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

(6)
Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2015.

(7)
Incorporated by reference to our Current Report on Form 8-K filed April 10, 2012.

(8)
Incorporated by reference to our Current Report on Form 8-K filed on December 18, 2012.

(9)
Incorporated by reference to our Current Report on Form 8-K filed on November 2, 2012.

(10)
Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.

(11)
Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 24, 2015.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014.

(15)
Incorporated by reference to our Current Report on Form 8-K filed on June 4, 2015.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2016	CORESITE REALTY CORPORATION
	By:	/s/ THOMAS M. RAY Thomas M. Ray President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. RAY Thomas M. Ray	President and Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2016
/s/ JEFFREY S. FINNIN Jeffrey S. Finnin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2016
/s/ ROBERT G. STUCKEY Robert G. Stuckey	Chairman of the Board of Directors	February 12, 2016
/s/ JAMES A. ATTWOOD, JR. James A. Attwood, Jr.	Director	February 12, 2016
/s/ MICHAEL KOEHLER Michael Koehler	Director	February 12, 2016
/s/ PAUL E. SZUREK Paul E. Szurek	Director	February 12, 2016
/s/ J. DAVID THOMPSON J. David Thompson	Director	February 12, 2016
/s/ DAVID A. WILSON David A. Wilson	Director	February 12, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation—7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(12)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Employment Agreement between CoreSite, L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.8	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.9	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.10	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.11	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.12	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.14	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.15	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.16	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(9)

Exhibit Number	Description
10.17	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(9).
10.18	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)

Fifth Amendment to Lease between GI TC One Wilshire, LLC (formerly known as Hines REIT One Wilshire LP) and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of May 29, 2015.(15)
10.19	Form of Restricted Stock Agreement.(3)*
10.20	Form of Restricted Unit Agreement.(1)*
10.21	Form of Management Rights Agreement.(1)*
10.22	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.23	Employment Agreement between CoreSite L.L.C and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.24	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.25	Employment Agreement between CoreSite L.L.C. and Steve Smith, dated April 20, 2015.(11)*
10.26
Third Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive, L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C. as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank and TD Securities (USA) LLC, as co-documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of June 24, 2015.(6)
10.27
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.28
Joinder Agreement, dated as of June 28, 2013, among CoreSite, L.P., a Delaware limited partnership, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder.(13)
10.29	2015 Executive Short-Term Incentive Plan.(11)*

Exhibit Number	Description
10.30	Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, the other lenders party thereto and other lenders that may become parties thereto, Royal Bank of Canada, as administrative agent, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(14)
10.31
First Amendment to Term Loan Agreement, among CoreSite, L.P., as parent borrower, the subsidiary borrowers, Royal Bank of Canada, as administrative agent, and the other lenders party thereto, dated as of June 25, 2015.(6)
10.32	Amended and Restated Non-Employee Director Compensation Policy.
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of CoreSite Realty Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

(6)
Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2015.

(7)
Incorporated by reference to our Current Report on Form 8-K filed April 10, 2012.

(8)
Incorporated by reference to our Current Report on Form 8-K filed on December 18, 2012.

(9)
Incorporated by reference to our Current Report on Form 8-K filed on November 2, 2012.

(10)
Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.

(11)
Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 24, 2015.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2013.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014.

(15)
Incorporated by reference to our Current Report on Form 8-K filed on June 4, 2015.