Form 10-Q
period 2016-03-31
CoreSite Realty Corp
filed 2016-04-29
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock outstanding at April 27, 2016, was 30,914,685.

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PAGE
NO.

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015 (unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2016, and 2015 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016, and 2015 (unaudited)	5

Condensed Consolidated Statement of Equity for the three months ended March 31, 2016 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016, and 2015 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4. Controls and Procedures	32

PART II. OTHER INFORMATION	32

ITEM 1. Legal Proceedings	32

ITEM 1A. Risk Factors	33

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3. Defaults Upon Senior Securities	34

ITEM 4. Mine Safety Disclosures	34

ITEM 5. Other Information	34

ITEM 6. Exhibits	34

Signatures	35

Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	March 31,	December 31,
	2016	2015
ASSETS
Investments in real estate:
Land	$76,217	$74,819
Buildings and improvements	1,086,521	1,037,127
	1,162,738	1,111,946
Less: Accumulated depreciation and amortization	(303,093)	(284,219)
Net investment in operating properties	859,645	827,727
Construction in progress	200,232	183,189
Net investments in real estate	1,059,877	1,010,916
Cash and cash equivalents	3,200	6,854
Accounts and other receivables, net of allowance for doubtful accounts of $122 and $56 as of March 31, 2016, and December 31, 2015, respectively	16,104	12,235
Lease intangibles, net of accumulated amortization of $11,904 and $11,437 as of March 31, 2016, and December 31, 2015, respectively	4,191	4,714
Goodwill	41,191	41,191
Other assets, net	93,098	86,633
Total assets	$1,217,661	$1,162,543

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $2,273 and $1,243 as of March 31, 2016, and December 31, 2015, respectively	$458,727	$391,007
Accounts payable and accrued expenses	68,085	75,783
Accrued dividends and distributions	28,158	28,104
Deferred rent payable	7,614	7,934
Acquired below-market lease contracts, net of accumulated amortization of $5,495 and $5,279 as of March 31, 2016, and December 31, 2015, respectively	4,477	4,693
Unearned revenue, prepaid rent and other liabilities	31,577	28,717
Total liabilities	598,638	536,238
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of March 31, 2016, and December 31, 2015	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 30,914,685 and 30,650,703 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	303	301
Additional paid-in capital	393,516	390,200
Accumulated other comprehensive loss	(2,255)	(493)
Distributions in excess of net income	(94,002)	(88,891)
Total stockholders’ equity	412,562	416,117
Noncontrolling interests	206,461	210,188
Total equity	619,023	626,305
Total liabilities and equity	$1,217,661	$1,162,543

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Data center revenue:
Rental revenue	$50,371	$41,323
Power revenue	25,574	19,567
Interconnection revenue	12,742	10,215
Tenant reimbursement and other	1,830	1,416
Office, light-industrial and other revenue	1,963	2,134
Total operating revenues	92,480	74,655
Operating expenses:
Property operating and maintenance	24,663	19,678
Real estate taxes and insurance	3,065	1,935
Depreciation and amortization	24,770	22,816
Sales and marketing	4,221	3,782
General and administrative	8,720	7,865
Rent	5,417	5,243
Transaction costs	3	—
Total operating expenses	70,859	61,319
Operating income	21,621	13,336
Gain on real estate disposal	—	36
Interest income	1	2
Interest expense	(2,012)	(1,265)
Income before income taxes	19,610	12,109
Income tax expense	(4)	(49)
Net income	$19,606	$12,060
Net income attributable to noncontrolling interests	6,261	5,408
Net income attributable to CoreSite Realty Corporation	$13,345	$6,652
Preferred stock dividends	(2,084)	(2,084)
Net income attributable to common shares	$11,261	$4,568
Net income per share attributable to common shares:
Basic	$0.37	$0.21
Diluted	$0.37	$0.21
Weighted average common shares outstanding
Basic	30,252,693	21,372,157
Diluted	30,694,747	21,978,307

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$19,606	$12,060
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(3,198)	(1,309)
Reclassification of other comprehensive income to interest expense	456	328
Comprehensive income	16,864	11,079
Comprehensive income attributable to noncontrolling interests	5,281	4,876
Comprehensive income attributable to CoreSite Realty Corporation	$11,583	$6,203

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Loss	Net Income	Equity	Interests	Equity
Balance at January 1, 2016	$115,000	30,650,703	$301	$390,200	$(493)	$(88,891)	$416,117	$210,188	$626,305
Redemption of noncontrolling interests	—	3,500	—	75	—	—	75	(75)	—
Issuance of stock awards, net of forfeitures	—	201,782	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	58,700	1	1,008	—	—	1,009	—	1,009
Share-based compensation	—	—	1	2,233	—	—	2,234	—	2,234
Dividends declared on preferred stock	—	—	—	—	—	(2,084)	(2,084)	—	(2,084)
Dividends and distributions	—	—	—	—	—	(16,372)	(16,372)	(8,933)	(25,305)
Net income	—	—	—	—	—	13,345	13,345	6,261	19,606
Other comprehensive loss	—	—	—	—	(1,762)	—	(1,762)	(980)	(2,742)
Balance at March 31, 2016	$115,000	30,914,685	$303	$393,516	$(2,255)	$(94,002)	$412,562	$206,461	$619,023

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,606	$12,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,770	22,816
Amortization of above/below market leases	(133)	(128)
Amortization of deferred financing costs	283	294
Gain on real estate disposal	—	(36)
Share-based compensation	2,093	1,569
Bad debt expense	142	78
Changes in operating assets and liabilities:
Accounts receivable	(4,011)	(503)
Deferred rent receivable	(1,047)	(581)
Deferred leasing costs	(3,541)	(3,779)
Other assets	(6,102)	(1,963)
Accounts payable and accrued expenses	(5,533)	(459)
Unearned revenue, prepaid rent and other liabilities	129	1,614
Deferred rent payable	(320)	(234)
Net cash provided by operating activities	26,336	30,748
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(777)	(1,852)
Real estate improvements	(70,601)	(23,660)
Proceeds from real estate disposal	—	2,410
Net cash used in investing activities	(71,378)	(23,102)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,009	449
Proceeds from revolving credit facility	60,750	15,250
Payments on revolving credit facility	(92,000)	—
Proceeds from senior unsecured term loan	100,000	—
Payments of loan fees and costs	(1,035)	—
Dividends and distributions	(27,336)	(21,949)
Net cash provided by (used in) financing activities	41,388	(6,250)
Net change in cash and cash equivalents	(3,654)	1,396
Cash and cash equivalents, beginning of period	6,854	10,662
Cash and cash equivalents, end of period	$3,200	$12,058
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$1,748	$1,103
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$33,931	17,419
Accrual of dividends and distributions	$28,158	$22,374

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of March 31, 2016, the Company owns a 64.3% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 35.7% interest in our Operating Partnership. See additional discussion in Note 8, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the expected results for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Intercompany balances and transactions have been eliminated upon consolidation.

In 2016, we adopted ASU 2015-02, Amendments to the Consolidation Analysis. This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (“VIE”). We evaluated the application of the ASU and concluded that no change was required to our accounting for our interest in the Operating Partnership. However, under the new guidance, the Operating Partnership now meets the definition and criteria of a VIE and we are the primary beneficiary of the VIE. Our sole significant asset is the investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Our debt is an obligation of the Operating Partnership where the creditors also have recourse against the credit of the Company.

Recent Accounting Pronouncements

In March 2016, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) Topic 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The standard will be effective for the fiscal year beginning January 1, 2017 and subsequent interim periods. We are currently evaluating the impact the provisions of the Topic will have on our consolidated financial statements.

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amends the guidance in former ASC 840, Leases. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach. We are currently evaluating the impact of the provisions of ASC 842 on our lessee and lessor accounting policies and consolidated financial statements.

In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of ASC 606 on our revenue recognition policies as well as the transition method to be used to implement this guidance.

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

Adjustments and Reclassifications

Certain immaterial adjustments have been made to the condensed consolidated financial statements for 2015 to conform to the 2016 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.1 million and $1.3 million for the three months ended March 31, 2016, and 2015, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $20.1 million and $18.0 million for the three months ended March 31, 2016, and 2015, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three months ended March 31, 2016, or 2015.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2016, and December 31, 2015, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three months ended March 31, 2016, or 2015.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including brokers, leasing agents, referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the lease terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Internal sales commissions	$18,775	$17,558
Third party commissions	15,364	15,866
External legal counsel	739	718
Total	$34,878	$34,142

Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and the amortization is included as a component of interest expense. Depending on the type of debt instrument, deferred financing costs are reported either in other assets or as a direct deduction from the carrying amount of the related debt liabilities in our condensed consolidated balance sheets.

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three months ended March 31, 2016, and 2015, no impairment of long-lived assets was recognized.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. For those derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedging instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 6, Derivatives and Hedging Activities.

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three months ended March 31, 2016, and 2015.

Revenue Recognition

All customer leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the customer’s lease term of the agreements. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable and included in other assets in the condensed consolidated balance sheets. If a lease terminates prior to its stated expiration, the deferred rent receivable relating to that lease is written off as a reduction of rental revenue.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For the three months ended March 31, 2016, and 2015, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million and $0.1 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At March 31, 2016, and December 31, 2015, the allowance for doubtful accounts totaled $0.1 million and $0.1 million, respectively.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos and contaminated soil during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At both March 31, 2016, and December 31, 2015, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.7 million.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2016, and December 31, 2015, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at March 31, 2016 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$94,669	$489	$100,312
Chicago	5,493	95,691	1,406	102,590
Denver	—	4,425	124	4,549
Los Angeles	28,467	212,368	18,120	258,955
Miami	728	10,371	—	11,099
New York	2,388	126,111	40,502	169,001
Northern Virginia	11,021	219,232	29,043	259,296
San Francisco Bay	22,966	323,654	110,548	457,168
Total	$76,217	$1,086,521	$200,232	$1,362,970

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Deferred leasing costs	$34,878	$34,142
Deferred rent receivable	30,356	29,309
Internal-use software	12,567	10,467
Prepaid expenses	6,233	2,689
Corporate furniture, fixtures and equipment	5,896	6,157
Deferred financing costs	2,089	2,251
Other	1,079	1,618
Total	$93,098	$86,633

5. Debt

A summary of outstanding indebtedness as of March 31, 2016, and December 31, 2015, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2016	2015
Revolving credit facility	1.99% and 1.98% at March 31, 2016, and December 31, 2015, respectively	June 24, 2019	$111,000	$142,250
2019 Senior unsecured term loan(1)	3.23% at March 31, 2016, and December 31, 2015	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.43% at March 31, 2016, and December 31, 2015	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	1.94% at March 31, 2016	February 2, 2021	100,000	—
Total principal outstanding			461,000	392,250
Unamortized deferred financing costs			(2,273)	(1,243)
Total debt			$458,727	$391,007

(1)         The Operating Partnership entered into a swap agreement with respect to the 2019 Term Loan to swap the variable interest rate associated with $100 million, or 100%, of the 2019 Term Loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio. See Note 6 — Derivatives and Hedging Activities.

(2)         The Operating Partnership entered into a swap agreement with respect to the 2020 Term Loan to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of March 31, 2016, is 2.43%. See Note 6 — Derivatives and Hedging Activities.

Revolving Credit Facility

On June 24, 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated credit agreement (as amended, the “Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement amends the Operating Partnership’s second amended and restated unsecured revolving credit facility, dated January 3, 2013 (as amended, the “Prior Facility”). The Credit Agreement maturity date is June 24, 2019, with a one-time extension option, which, if exercised, would extend the maturity date to June 24, 2020. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement increases the commitment of $405 million from the Prior Facility to $500 million, providing for a $350 million revolving credit facility and a $150 million unsecured term loan scheduled to mature on June 24, 2020. See “2020 Senior Unsecured Term Loan” below for a discussion of the $150 million term loan. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $500 million to $700 million, under specified circumstances, including securing capital from new or existing lenders

On February 2, 2016, we partially exercised the Credit Agreement accordion feature and entered into a $100 million senior unsecured term loan increasing our current commitment under the Credit Agreement from $500 million to $600 million and the accordion feature increased by $100 million, which allows our Operating Partnership to increase the total commitment from $600 million to $800 million under specified circumstances, including securing capital from new or existing lenders. See “2021 Unsecured Term Loan” below for a discussion of the $100 million term loan.

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2016, the Operating Partnership’s leverage ratio was 20.3% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility, which is part of the Credit Agreement, is subject to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of March 31, 2016, the borrowing capacity was $350.0 million. As of March 31, 2016, $111.0 million was borrowed and outstanding, $5.5 million was outstanding under letters of credit and $233.5 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of March 31, 2016, was 20.3%;

•                  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of March 31, 2016, was 0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of March 31, 2016, was 9.8 to 1.0; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of March 31, 2016, our unhedged variable rate debt ratio was 11.1%.

As of March 31, 2016, we were in compliance with all of the covenants under the Credit Agreement.

2019 Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (as amended, the “2019 Term Loan”). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances, including securing capital from new or existing lenders. The 2019 Term Loan ranks pari passu with the Credit Agreement (including the 2020 Term Loan and the 2021 Term Loan) and contains the same financial covenants and other customary restrictive covenants. As of March 31, 2016, we were in compliance with all of the covenants under the 2019 Term Loan.

The borrowings under the 2019 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2016, the Operating Partnership’s leverage ratio was 20.3% and the interest rate was LIBOR plus 175 basis points.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2019 Term Loan and the Credit Agreement (including the 2021 Term Loan) and contains the same financial covenants and other customary restrictive covenants. As of March 31, 2016, we were in compliance with all of the covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2016, the Operating Partnership’s leverage ratio was 20.3% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the” 2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2019 Term Loan and the Credit Agreement (including the 2020 Term Loan) and contains the same financial covenants and other customary restrictive covenants. As of March 31, 2016, we were in compliance with all of the covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2016, the Operating Partnership’s leverage ratio was 20.3% and the interest rate was LIBOR plus 150 basis points.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of March 31, 2016, when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2016	$—
2017	—
2018	—
2019	211,000
2020	150,000
Thereafter	100,000
Total principal outstanding	461,000
Unamortized deferred financing costs	(2,273)
Total debt	$458,727

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income related to the unrealized loss on derivative contracts of $3.2 million and $1.3 million for the three months ended March 31, 2016, and 2015, respectively. The amounts reclassified from other comprehensive income to interest expense on the condensed consolidated statements of operations were $0.5 million and $0.3 million for the three months ended March 31, 2016, and 2015, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, and 2015, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning April 1, 2016, we estimate that $1.6 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $3.5 million and $0.8 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheet as of March 31, 2016, and December 31, 2015, respectively.

7. Stockholders’ Equity

We declared the following dividends per share on our Series A cumulative preferred stock and common stock during the three months ended March 31, 2016:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Stock
March 3, 2016	March 31, 2016	April 15, 2016	$0.4531	(1)	$0.53

(1)         Dividend covers the period from January 15, 2016, to April 14, 2016.

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

The following table shows the ownership interests in the Operating Partnership as of March 31, 2016, and December 31, 2015:

	March 31, 2016		December 31, 2015
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	30,317,770	64.3%	30,136,556	64.1%
Noncontrolling interests	16,854,847	35.7	16,858,347	35.9
Total	47,172,617	100.0%	46,994,903	100.0%

For each share of common stock issued by us, the Operating Partnership issues to us an equivalent common Operating Partnership unit. During the three months ended March 31, 2016, we issued 181,214 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by the Operating Partnership.

Holders of common Operating Partnership units of record as of March 31, 2016, received quarterly distributions of $0.53 per unit, payable in correlation with declared dividends on common stock.

The redemption value of the noncontrolling interests at March 31, 2016, was $1.2 billion based on the closing price of the Company’s common stock of $70.01 on that date.

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

As of March 31, 2016, 3,157,578 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

The following table sets forth stock option activity under the 2010 Plan for the three months ended March 31, 2016:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2015	340,210	$21.77
Granted	—	—
Exercised	(58,700)	17.20
Forfeited	—	—
Expired	—	—
Options outstanding, March 31, 2016	281,510	$22.72

The following table sets forth the number of shares subject to options that are unvested as of March 31, 2016, and the fair value of these options at the grant date:

	Number of	Weighted-
	Shares	Average Fair
	Subject to	Value at Grant
	Option	Date
Unvested balance, December 31, 2015	105,267	$9.13
Granted	—	—
Forfeited	—	—
Vested	(32,028)	9.92
Unvested balance, March 31, 2016	73,239	$8.79

As of March 31, 2016, total unearned compensation on options was approximately $0.3 million, and the weighted-average vesting period was 0.9 years.

Restricted Awards and Units

Restricted stock awards and restricted stock units, or RSUs, are granted with a fair value equal to the closing market price of the Company’s common stock on the date of grant. The principal difference between restricted stock awards and RSUs is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted stock awards and RSUs are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock awards and RSUs and the weighted-average fair value of these awards at the date of grant:

		Weighted-
	Restricted	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2015	377,612	$38.51
Granted	146,225	64.37
Forfeited	(4,479)	38.89
Vested	(117,514)	38.08
Unvested balance, March 31, 2016	401,844	$48.04

As of March 31, 2016, total unearned compensation on restricted awards was approximately $17.5 million, and the weighted-average vesting period was 2.9 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 0% and 150% of a target number of shares for PSAs granted in 2014 and between 25% and 175% of the target for PSAs granted in 2015 and 2016. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not achieve maximum relative TSR versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by the Company at the end of the three-year performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the three-year performance period. During the three months ended March 31, 2016, and 2015, zero and 6,444 PSAs, respectively, were not achieved due to performance against the MSCI REIT Index correlating to less than the maximum achievable during the performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2015	10,203	142,963	92,802	$42.78
Granted	8,642	60,490	34,566	79.69
Forfeited	—	—	—	—
Vested	(125)	(1,894)	(1,180)	42.17
Unvested balance, March 31, 2016	18,720	201,559	126,188	$53.52

As of March 31, 2016, total unearned compensation on PSAs was approximately $4.7 million, and the weighted-average vesting period was 2.5 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the three months ended March 31, 2016, and 2015.

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	2.83	2.83
Expected volatility	25.29%	25.51%
Expected annual dividend	—	—
Risk-free rate	0.97%	1.02%

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

	Three Months Ended March 31,
	2016	2015
Net income attributable to common shares	$11,261	$4,568
Weighted-average common shares outstanding - basic	30,252,693	21,372,157
Effect of potentially dilutive common shares:
Stock options	200,379	382,603
Unvested awards	241,675	223,547
Weighted-average common shares outstanding - diluted	30,694,747	21,978,307
Net income per share attributable to common shares
Basic	$0.37	$0.21
Diluted	$0.37	$0.21

In the calculations above, we have excluded weighted-average potentially dilutive securities of 59,408 and 70,153 for the three months ended March 31, 2016, and 2015, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Operating Partnership and its counterparties. As of March 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility and senior unsecured term loans was $461.0 million and $392.3 million as of March 31, 2016, and December 31, 2015, respectively, with a fair value that approximated book value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At March 31, 2016, we had open commitments related to construction contracts of approximately $85.3 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At March 31, 2016, we had open commitments related to these contracts of approximately $12.6 million.

In April 2015, we executed a pre-lease and began construction of a 136,580 square-foot build-to-suit powered shell data center, which will be known as SV6, on land we own on our Santa Clara campus. We have incurred $26.9 million of the estimated $30.0 million required to complete the project, and expect to deliver the powered shell to a strategic customer in the second quarter of 2016.

We entered into a Memorandum of Understanding with the Virginia Economic Development Partnership Authority pursuant to which CoreSite is afforded the opportunity to benefit from an exemption from sales and use tax for certain qualifying data center related purchases and equipment leases. This exemption also extends to our customers who execute a Landlord-Tenant Participation Agreement under our Memorandum of Understanding.  The Memorandum of Understanding establishes thresholds relating to the level of capital investment and qualifying new jobs created within the Commonwealth of Virginia by us and our customers who have agreed to sign participation agreements. In the event those thresholds are not met as of the agreed upon performance date of June 1, 2017, we would be required to repay the sales and use tax benefit we have received, as well as any tax benefit received by our customers who default on their obligation to repay the tax benefit they have received under the exemption program up to a maximum of $7.5 million. We estimate that we may be required to repay between $0.0 million and $1.0 million for sales and use tax benefits we have received under the exemption program, of which none has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheets as of March 31, 2016, and December 31, 2015.

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

On July 23, 2015, after amendments to the complaint, dismissal of several of U.S. Colo’s claims, and a remand of the case to the Superior Court of the State of California, County of Los Angeles (the “Superior Court”), U.S. Colo filed an amended complaint alleging breach of contract and breach of the covenant of good faith and fair dealing.  The amended complaint seeks $802,564 in damages for charges paid to us for interconnection services; $70,080,000 in damages for alleged losses of revenue and profits; attorney’s fees, interest, and costs of the suit; and declaratory and injunctive relief.

On February 4, 2016, the Superior Court granted our motion for summary adjudication, finding that U.S. Colo had contractually waived all claims for lost revenue or profits or other consequential damages.

The case was set to start trial on April 11, 2016, but upon the parties’ joint application, on March 21, 2016, the Superior Court vacated the April 11, 2016, trial date, continued the trial date to August 29, 2016, set a final status conference for August 19, 2016, and stayed all proceedings in the action until one month prior to the final status conference.

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

We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of March 31, 2016, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $3.0 million in the aggregate, of which $2.8 million has been accrued in accounts payable and accrued expenses in our consolidated balance sheet as of March 31, 2016.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by applicable law. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in eight of the largest and fastest growing data center markets in the United States, including the Northern Virginia (including Washington D.C.), New York and San Francisco Bay areas, Chicago, Los Angeles, Boston, Miami and Denver.

We deliver secure, reliable, high-performance data center and interconnection solutions to a growing customer ecosystem across eight key North American markets. We connect, protect and deliver a reliable performance environment and continued operation of mission-critical data and information technology infrastructure for more than 900 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers.

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

Our Portfolio

As of March 31, 2016, our property portfolio included 17 operating data center facilities, office and light-industrial space and multiple development projects that collectively comprise over 2.8 million net rentable square feet (“NRSF”), of which over 1.7 million NRSF is existing data center space. The 0.8 million NRSF of development projects includes space available for development and construction of new facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of March 31, 2016:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
Los Angeles
One Wilshire campus
LA1*	$27,608	139,053	88.5%	—	—%	139,053	88.5%	—	139,053
LA2	25,102	236,842	87.2	17,501	80.6	254,343	86.7	170,547	424,890
Los Angeles Total	52,710	375,895	87.7	17,501	80.6	393,396	87.4	170,547	563,943
San Francisco Bay
SV1	6,509	85,932	81.2	—	—	85,932	81.2	—	85,932
SV2	6,538	76,676	67.9	—	—	76,676	67.9	—	76,676
Santa Clara campus(6)	33,583	252,009	97.4	—	—	252,009	97.4	366,580	618,589
San Francisco Bay Total	46,630	414,617	88.6	—	—	414,617	88.6	366,580	781,197
Northern Virginia
VA1	29,777	201,719	93.4	—	—	201,719	93.4	—	201,719
VA2	8,313	92,173	100.0	48,137	40.1	140,310	79.4	48,137	188,447
DC1*	3,208	22,137	87.4	—	—	22,137	87.4	—	22,137
Northern Virginia Total	41,298	316,029	94.9	48,137	40.1	364,166	87.7	48,137	412,303
Chicago
CH1	17,463	166,776	91.8	11,631	80.2	178,407	91.1	—	178,407
Boston
BO1	16,086	166,026	97.8	14,031	31.3	180,057	92.6	73,619	253,676
New York
NY1*	5,933	48,404	76.7	—	—	48,404	76.7	—	48,404
NY2	7,648	68,823	92.2	32,920	25.4	101,743	70.6	134,508	236,251
New York Total	13,581	117,227	85.8	32,920	25.4	150,147	72.6	134,508	284,655
Miami
MI1	1,859	30,176	81.2	—	—	30,176	81.2	13,154	43,330
Denver
DE1*	1,196	5,878	97.8	—	—	5,878	97.8	—	5,878
DE2*	386	5,140	86.6	—	—	5,140	86.6	—	5,140
Denver Total	1,582	11,018	92.6	—	—	11,018	92.6	—	11,018
Total Data Center	$191,209	1,597,764	90.6%	124,220	44.7%	1,721,984	87.3%	806,545	2,528,529

Office and Light-Industrial(7)	7,308	354,721	78.3	—	—	354,721	78.3	—	354,721
Total Portfolio	$198,517	1,952,485	88.4%	124,220	44.7%	2,076,705	85.8%	806,545	2,883,250

*Indicates properties in which we hold a leasehold interest.

(1)       Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 25).

(2)       Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

(3)       Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(4)       Represents the monthly contractual rent under existing commenced customer leases as of March 31, 2016, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $202.1 million as of March 31, 2016, which reflects the addition of $3.6 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases. See footnote (6) below for more information regarding annualized rent for the Santa Clara campus.

(5)       Includes customer leases that have commenced and are occupied as of March 31, 2016. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of March 31, 2016. The percent occupied for stabilized data center space would have been 91.2%, rather than 90.6%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 86.6%, rather than 85.8%, if all leases signed in current and prior periods had commenced.

(6)       The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $1.9 million in the second quarter of 2016, and $4.2 million in the second quarter of 2017.

(7)       Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2014, excluding space for which development was completed and became available to be leased after March 31, 2016. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the March 31, 2016, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2015, and 2014, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
Los Angeles
One Wilshire campus
LA1*	$27,767	139,053	88.5%	4,373	75.5%	143,426	88.1%
LA2	24,012	234,801	87.1	7,029	96.9	241,830	87.4
Los Angeles Total	51,779	373,854	87.6	11,402	88.7	385,256	87.6
San Francisco Bay
SV1	11,722	85,932	81.2	234,238	79.2	320,170	79.8
SV2	6,538	76,676	67.9	—	—	76,676	67.9
Santa Clara campus(3)	33,605	252,009	97.4	712	84.3	252,721	97.4
San Francisco Bay Total	51,865	414,617	88.6	234,950	79.3	649,567	85.2
Northern Virginia
VA1	30,905	201,719	93.4	61,050	98.9	262,769	94.7
DC1*	3,208	22,137	87.4	—	—	22,137	87.4
Northern Virginia Total	34,113	223,856	92.8	61,050	98.9	284,906	94.1
Chicago
CH1	15,637	166,776	91.8	4,946	71.3	171,722	91.2
Boston
BO1	15,701	166,026	97.8	19,495	63.6	185,521	94.2
New York
NY1*	5,946	48,404	76.7	209	100.0	48,613	76.8
NY2	5,545	52,692	89.9	9,207	38.2	61,899	82.2
New York Total	11,491	101,096	83.5	9,416	39.5	110,512	79.8
Miami
MI1	1,881	30,176	81.2	1,934	57.1	32,110	79.7
Denver
DE1*	954	4,726	97.2	—	—	4,726	97.2
DE2*	386	5,140	86.6	—	—	5,140	86.6
Denver Total	1,340	9,866	91.7	—	—	9,866	91.7
Total Facilities at March 31, 2016(4)	$183,807	1,486,267	89.9%	343,193	80.8%	1,829,460	88.2%

Total Facilities at December 31, 2015	$178,041		89.9%		74.3%		87.0%

Total Facilities at December 31, 2014	$156,646		81.9%		78.4%		81.2%

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

(3)    The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original terms expire. The amounts payable pursuant to this agreement are scheduled to expire as follows: $1.9 million in the second quarter of 2016, and $4.2 million in the second quarter of 2017.

(4)    The percent occupied for data center space, office and light-industrial space, and total space would have been 90.5%, 80.9% and 88.7%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $183.8 million at March 31, 2016, compared to $178.0 million at December 31, 2015. The increase of $5.8 million in annualized rent is due primarily to the 8.6% increase in data center occupancy at LA2, the 3.2% increase in data center occupancy at NY2 and the 0.9% increase in data center occupancy at VA1, partially offset by a customer move-out resulting in a 27.9% decrease in data center occupancy at SV2.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of March 31, 2016:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
Santa Clara campus(3)	366,580	—	366,580
Los Angeles
One Wilshire campus
LA2	43,345	127,202	170,547
Northern Virginia
VA2	48,137	—	48,137
Boston
BO1	—	73,619	73,619
New York
NY2	—	134,508	134,508
Miami
MI1	—	13,154	13,154
Total Facilities(4)	458,062	348,483	806,545

(1)    Represents NRSF for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(2)    Represents estimated incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities.

(3)    In April 2015, we began construction on 136,580 NRSF at the Santa Clara campus pursuant to the terms of a build-to-suit lease entered into on the same date with a strategic customer for a 100% pre-leased powered shell, which will be known as SV6. We expect to deliver SV6 during the second quarter of 2016. In September 2015, we commenced development of a new 230,000 NRSF data center, SV7, and we expect to deliver approximately 120,000 NRSF during the middle of 2016 pursuant to the terms of two customer pre-leases.

(4)    In addition to our development opportunities disclosed within this table, we have entitled and unentitled land adjacent to our NY2 and LA2 facilities, in the form of existing parking lots. By utilizing existing parking lots, we believe that we could develop 100,000 NRSF and 200,000 NRSF buildings at NY2 and LA2, respectively, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended March 31, 2016 (in thousands):

Three Months Ended
March 31, 2016
Data center expansion	$64,088
Non-recurring investments	3,765
Tenant improvements	1,289
Recurring capital expenditures	1,700
Total capital expenditures	$70,842

During the three months ended March 31, 2016, we incurred approximately $70.8 million of capital expenditures, of which approximately $64.1 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of the capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the three months ended March 31, 2016, we completed development of three computer rooms placed into service at two properties. The following table sets forth capital expenditures spent on data center NRSF placed into service or under construction during the three months ended March 31, 2016:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
BO1	$2,478	14,031	—
LA2	8,677	—	43,345
NY2	2,024	—	—
SV6	8,927	—	136,580
SV7	34,468	—	230,000
VA2	4,570	48,137	48,137
Other	2,944	—	—
Total	$64,088	62,168	458,062

During the three months ended March 31, 2016, we incurred approximately $3.8 million in non-recurring investments, of which $2.2 million is a result of internal IT software development and the remaining $1.6 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the three months ended March 31, 2016, we incurred approximately $1.3 million in tenant improvements which relates to small tenant improvement projects at various properties.

During the three months ended March 31, 2016, we incurred approximately $1.7 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 296,000 NRSF of space currently unoccupied in our total portfolio, 538 and 673 data center leases representing approximately 11.9% and 14.5% of the NRSF in our operating data center portfolio with current average annualized rental rates of $147 per NRSF and $159 per NRSF are scheduled to expire during the remainder of 2016 and the year ending December 31, 2017, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. In addition, the loss of one or more significant customers could have a material adverse effect on our results of operations. Excluding space held for development, as of March 31, 2016, the occupancy rate of data center properties in our portfolio, stabilized and pre-stabilized, was 87.3% of NRSF, compared to 82.1% as of March 31, 2015. During the three months ended March 31, 2016, new and expansion leases totaling approximately 103,000 NRSF were signed. The following table summarizes our leasing activity during the three months ended March 31, 2016:

		GAAP	Total
	Number of	Annualized	Leased	GAAP Rental	GAAP Rent
	Leases(1)	Rent	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	133	$7,549	45,965	$164

New/expansion leases signed	119	$22,478	102,678	$219

Renewal leases signed	171	$9,732	56,333	$173	9.2%

(1)               Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)               Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)               GAAP rental rates represent annual contractual rent per NRSF adjusted for straight-line rents in accordance with GAAP.

(4)               GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.

Results of Operations

Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2016, and 2015. A summary of our operating results for the three months ended March 31, 2016, and 2015, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating revenue	$92,480	$74,655	$17,825	23.9%
Operating expense	70,859	61,319	9,540	15.6
Operating income	21,621	13,336	8,285	62.1
Interest expense	2,012	1,265	747	59.1
Net income	19,606	12,060	7,546	62.6

Operating Revenues

Operating revenues during the three months ended March 31, 2016, and 2015, were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Data center revenue:
Rental revenue	$50,371	$41,323	$9,048	21.9%
Power revenue	25,574	19,567	6,007	30.7
Interconnection revenue	12,742	10,215	2,527	24.7
Tenant reimbursement and other	1,830	1,416	414	29.2
Total data center revenue	90,517	72,521	17,996	24.8
Office, light-industrial and other revenue	1,963	2,134	(171)	(8.0)
Total operating revenues	$92,480	$74,655	$17,825	23.9%

A majority of the increase in operating revenues was due to a $15.1 million increase in data center rental and power revenue during the three months ended March 31, 2016, compared to the 2015 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of 289,000 NRSF at an average rental rate of $142 per NRSF and the renewal of 213,000 NRSF at a rent growth rate of 8.6% during the twelve months ended March 31, 2016. This increase is partially offset by the move out of customer leases totaling 82,000 NRSF at an average rental rate of $143 per NRSF during the twelve months ended March 31, 2016.

In addition, interconnection revenue increased $2.5 million during the three months ended March 31, 2016, compared to the 2015 period, primarily as a result of an increase in the volume of cross connects from new and existing customers. During the twelve months ended March 31, 2016, customers added approximately 2,500 net cross connections.

Operating Expenses

Operating expenses during the three months ended March 31, 2016, and 2015, were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Property operating and maintenance	$24,663	$19,678	$4,985	25.3%
Real estate taxes and insurance	3,065	1,935	1,130	58.4
Depreciation and amortization	24,770	22,816	1,954	8.6
Sales and marketing	4,221	3,782	439	11.6
General and administrative	8,720	7,865	855	10.9
Rent	5,417	5,243	174	3.3
Transaction costs	3	—	3	—
Total operating expenses	$70,859	$61,319	$9,540	15.6%

Property operating and maintenance expense increased $5.0 million, or 25.3%, as a result of an increase in power expense due to the commencement of new and expansion leases during the twelve months ended March 31, 2016, that resulted in a 20.4% increase in occupied data center NRSF from 1,248,302 NRSF as of March 31, 2015, to 1,503,235 NRSF as of March 31, 2016. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $1.1 million during the three months ended March 31, 2016, compared to the 2015 period, primarily as a result of increased tax assessments at various properties.

Depreciation and amortization expense increased $2.0 million as a result of an increase in depreciation expense from approximately 185,000 NRSF of new data center capital projects placed into service during the twelve months ended March 31, 2016, with a cost basis of approximately $124.4 million.

Interest Expense

Interest expense increased during the three months ended March 31, 2016, compared to 2015, as a result of the increase in overall debt outstanding and a decrease in capitalized interest due to 185,000 NRSF of construction projects being placed into service during the twelve months ended March 31, 2016. Overall principal debt outstanding increased $127.3 million during the twelve months ended March 31, 2016. A summary of interest expense for the three months ended March 31, 2016, and 2015, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Interest expense and fees	$2,814	$2,226	$588	26.4%
Amortization of deferred financing costs	283	294	(11)	(3.7)
Capitalized interest	(1,085)	(1,255)	170	13.5
Total interest expense	$2,012	$1,265	$747	59.1%
Percent capitalized	35.0%	49.8%

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

Net cash provided by operating activities was $26.3 million for the three months ended March 31, 2016, compared to $30.7 million for the three months ended March 31, 2015. Cash provided by operating activities decreased as a result of the timing of cash receipts from accounts receivables and cash payments for accounts payable, other assets and other working capital requirements.

Net cash used in investing activities increased by $48.3 million, or 209%, to $71.4 million for the three months ended March 31, 2016, compared to $23.1 million for the three months ended March 31, 2015. This increase was due primarily to construction commencing on our SV6 and SV7 buildings at our Santa Clara campus.

Net cash provided by financing activities was $41.4 million for the three months ended March 31, 2016, compared to $6.3 million used in financing activities for the three months ended March 31, 2015. The $47.6 million change in financing activities was primarily a result of net cash proceeds from debt instruments of $68.8 million during the three months ended March 31, 2016, compared to net cash proceeds of $15.3 million during the three months ended March 31, 2015. The increase in cash proceeds from debt instruments was partially offset by an increase of $5.4 million in dividends and distributions paid on our common stock and Operating Partnership units during the three months ended March 31, 2016, as a result of an increase in the quarterly dividend from $0.42 per share or unit paid during the three months ended March 31, 2015, to $0.53 per share or unit paid during the three months ended March 31, 2016.

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

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of March 31, 2016, we had $3.2 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $265 million to $285 million of capital investment to expand our operating data center portfolio. The table below summarizes our current projects under construction as of March 31, 2016, and the remaining estimated capital required:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated		Percent
Projects/Facilities	Market	Completion	NRSF	date	Total	Per NRSF	Leased
TKD(1)
VA2 Phase 4	Northern Virginia	Q2 2016	48,137	$5,580	$8,000	$166	—%
SV7	San Francisco Bay	Q2 / Q3 2016	230,000	58,486	190,000	826	53.6
LA2	Los Angeles	Q2 2016	43,345	15,567	18,000	415	3.6

Powered shell
SV6(2)	San Francisco Bay	Q2 2016	136,580	$26,861	$30,000	$220	100.0

Total TKD and powered shell			458,062	$106,494	$246,000		57.1%

Deferred Expansion Capital
CH1	Chicago	Q2 2016	—	$1,155	$1,400
NY2	New York	Q2 2016	—	2,559	3,500
SV4	San Francisco Bay	Q3 2016	—	461	2,700
Total Deferred Expansion Capital			—	$4,175	$7,600

Total			458,062	$110,669	$253,600

(1)               Turn-Key Data Center (“TKD”) estimated development costs includes two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project. Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers.

(2)               Represents 136,580 NRSF of build-to-suit space that was 100% pre-leased in April 2015 and has an expected lease commencement date in the second quarter of 2016.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. In June 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated credit agreement (the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. The total amount available for borrowing under our revolving credit facility is subject to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of March 31, 2016, $111.0 million of borrowings were outstanding and up to $233.5 million of borrowing capacity remained available under our revolving credit facility. Our Credit Agreement contains an accordion feature which allows our Operating Partnership to increase the total commitment from $600.0 million to $800.0 million under specified circumstances, including securing capital from new or existing lenders. Our indebtedness maturity schedule is summarized on the following page and, as of March 31, 2016, we were in compliance with all of the covenants under the Credit Agreement.

Our long-term liquidity requirements primarily consist of the costs to fund deferred expansion capital or additional phases of our current projects under development, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of March 31, 2016, and December 31, 2015, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2016	2015
Revolving credit facility	1.99% and 1.98% at March 31, 2016, and December 31, 2015, respectively	June 24, 2019	$111,000	$142,250
2019 Senior unsecured term loan	3.23% at March 31, 2016, and December 31, 2015	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan	2.43% at March 31, 2016, and December 31, 2015	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	1.94% at March 31, 2016	February 2, 2021	100,000	—
Total principal outstanding			461,000	392,250
Unamortized deferred financing costs			(2,273)	(1,243)
Total debt			$458,727	$391,007

As of March 31, 2016, we were in compliance with the covenants under our revolving credit facility and senior unsecured term loans. For additional information with respect to our outstanding indebtedness as of March 31, 2016, and December 31, 2015, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defined FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared during the period.

Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the NAREIT standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income. The following table provides a reconciliation of our net income to FFO:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$19,606	$12,060
Real estate depreciation and amortization	23,385	20,253
Gain on land disposal	—	(36)
FFO	42,991	32,277
Preferred stock dividends	(2,084)	(2,084)
FFO attributable to common shares and units	$40,907	$30,193
FFO per common share and OP unit - diluted	$0.86	$0.64

Distribution Policy

In order to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”), we are generally required to make annual distributions to our stockholders of at least 90% of our net taxable income. Our common share distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and that allows us to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.

We have made distributions every quarter since our initial public offering. During the three months ended March 31, 2016, we declared a dividend of $0.53 per common share and Operating Partnership Unit as of March 31, 2016. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of March 31, 2016, we had $461.0 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of March 31, 2016, we have two interest rate swap agreements in place to fix the interest rate on $175.0 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $286.0 million of variable rate debt outstanding as of March 31, 2016. See additional discussion in Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $286.0 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $2.9 million per year.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims and administrative proceedings. Except as described below we are not presently party to any proceeding which we believe to be material or which we would expect to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

On February 4, 2014, U.S. Colo, LLC (“U.S. Colo”), a current customer, filed a complaint against us in the United States District Court for the Central District of California. In the complaint, U.S. Colo alleged that it should not have been charged for the use of various CoreSite interconnection services under the terms of an existing agreement between the parties.

On July 23, 2015, after amendments to the complaint, dismissal of several of U.S. Colo’s claims, and a remand of the case to the Superior Court of the State of California, County of Los Angeles (the “Superior Court”), U.S. Colo filed an amended complaint alleging breach of contract and breach of the covenant of good faith and fair dealing. The amended complaint seeks $802,564 in damages for charges paid to us for interconnection services; $70,080,000 in damages for alleged losses of revenue and profits; attorney’s fees, interest, and costs of the suit; and declaratory and injunctive relief.

On February 4, 2016, the Superior Court granted our motion for summary adjudication, finding that U.S. Colo had contractually waived all claims for lost revenue or profits or other consequential damages.

The case was set to start trial on April 11, 2016, but upon the parties’ joint application, on March 21, 2016, the Superior Court vacated the April 11, 2016, trial date, continued the trial date to August 29, 2016, set a final status conference for August 19, 2016, and stayed all proceedings in the action until one month prior to the final status conference.

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

We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of March 31, 2016, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $3.0 million in the aggregate.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 18 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is accessible on the SEC’s website at www.sec.gov.

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

10.1

First Amendment to Third Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive, L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C. as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank and TD Securities (USA) LLC, as co-documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of February 2, 2016.(4)

10.2	2016 Executive Short-Term Incentive Plan.*

10.3	Employment Offer Letter between CoreSite L.L.C. and Brian Warren, dated September 25, 2011.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

(4)              Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: April 29, 2016	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1

First Amendment to Third Amended and Restated Credit Agreement, among CoreSite, L.P., as parent borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Coronado Stender, L.L.C., CoreSite Real Estate 12100 Sunrise Valley Drive, L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C. as subsidiary borrowers, Keybank National Association, the other lenders party thereto and other lenders that may become parties thereto, Keybank National Association, as agent, Regions Bank and TD Securities (USA) LLC, as co-documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of February 2, 2016.(4)

10.2	2016 Executive Short-Term Incentive Plan.*

10.3	Employment Offer Letter between CoreSite L.L.C. and Brian Warren, dated September 25, 2011.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

(4)              Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2016.