Form 10-Q
period 2016-06-30
CoreSite Realty Corp
filed 2016-07-29
CIK 1490892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock outstanding at July 27, 2016, was 33,926,862.

CORESITE REALTY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	June 30,	December 31,
	2016	2015
ASSETS
Investments in real estate:
Land	$82,463	$74,819
Buildings and improvements	1,174,099	1,037,127
	1,256,562	1,111,946
Less: Accumulated depreciation and amortization	(323,919)	(284,219)
Net investment in operating properties	932,643	827,727
Construction in progress	210,415	183,189
Net investments in real estate	1,143,058	1,010,916
Cash and cash equivalents	2,243	6,854
Accounts and other receivables, net of allowance for doubtful accounts of $38 and $56 as of June 30, 2016, and December 31, 2015, respectively	13,802	12,235
Lease intangibles, net of accumulated amortization of $12,179 and $11,437 as of June 30, 2016, and December 31, 2015, respectively	3,707	4,714
Goodwill	41,191	41,191
Other assets, net	92,329	86,633
Total assets	$1,296,330	$1,162,543

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $3,801 and $1,243 as of June 30, 2016, and December 31, 2015, respectively	$496,199	$391,007
Accounts payable and accrued expenses	115,533	75,783
Accrued dividends and distributions	28,326	28,104
Deferred rent payable	7,442	7,934
Acquired below-market lease contracts, net of accumulated amortization of $5,705 and $5,279 as of June 30, 2016, and December 31, 2015, respectively	4,267	4,693
Unearned revenue, prepaid rent and other liabilities	31,232	28,717
Total liabilities	682,999	536,238
Stockholders’ equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of June 30, 2016, and December 31, 2015	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 33,926,744 and 30,650,703 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	334	301
Additional paid-in capital	433,637	390,200
Accumulated other comprehensive loss	(3,029)	(493)
Distributions in excess of net income	(99,942)	(88,891)
Total stockholders’ equity	446,000	416,117
Noncontrolling interests	167,331	210,188
Total equity	613,331	626,305
Total liabilities and equity	$1,296,330	$1,162,543

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Data center revenue:
Rental revenue	$52,364	$44,824	$102,735	$86,147
Power revenue	26,401	21,672	51,975	41,239
Interconnection revenue	12,977	10,595	25,719	20,810
Tenant reimbursement and other	2,326	2,276	4,156	3,692
Office, light-industrial and other revenue	2,022	1,969	3,985	4,103
Total operating revenues	96,090	81,336	188,570	155,991
Operating expenses:
Property operating and maintenance	25,576	22,084	50,239	41,762
Real estate taxes and insurance	3,070	3,270	6,135	5,205
Depreciation and amortization	26,227	24,046	50,997	46,862
Sales and marketing	4,501	4,256	8,722	8,038
General and administrative	8,818	7,952	17,538	15,817
Rent	5,334	5,007	10,751	10,250
Transaction costs	6	45	9	45
Total operating expenses	73,532	66,660	144,391	127,979
Operating income	22,558	14,676	44,179	28,012
Gain on real estate disposal	—	—	—	36
Interest income	—	2	1	4
Interest expense	(2,680)	(1,730)	(4,692)	(2,995)
Income before income taxes	19,878	12,948	39,488	25,057
Income tax expense	(43)	(66)	(47)	(115)
Net income	$19,835	$12,882	$39,441	$24,942
Net income attributable to noncontrolling interests	5,715	5,259	11,976	10,667
Net income attributable to CoreSite Realty Corporation	$14,120	$7,623	$27,465	$14,275
Preferred stock dividends	(2,085)	(2,085)	(4,169)	(4,169)
Net income attributable to common shares	$12,035	$5,538	$23,296	$10,106
Net income per share attributable to common shares:
Basic	$0.38	$0.23	$0.75	$0.44
Diluted	$0.37	$0.22	$0.74	$0.43
Weighted average common shares outstanding
Basic	32,022,845	24,536,583	31,137,769	22,963,111
Diluted	32,435,606	25,055,195	31,554,157	23,525,316

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$19,835	$12,882	$39,441	$24,942
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(1,223)	448	(4,421)	(861)
Reclassification of other comprehensive income to interest expense	450	477	906	805
Comprehensive income	19,062	13,807	35,926	24,886
Comprehensive income attributable to noncontrolling interests	5,510	5,671	10,791	10,547
Comprehensive income attributable to CoreSite Realty Corporation	$13,552	$8,136	$25,135	$14,339

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Number	Amount	Capital	Loss	Net Income	Equity	Interests	Equity
Balance at January 1, 2016	$115,000	30,650,703	$301	$390,200	$(493)	$(88,891)	$416,117	$210,188	$626,305
Redemption of noncontrolling interests	—	3,007,000	30	37,550	(206)	—	37,374	(37,374)	—
Issuance of stock awards, net of forfeitures	—	200,621	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	68,420	1	1,185	—	—	1,186	—	1,186
Share-based compensation	—	—	2	4,702	—	—	4,704	—	4,704
Dividends declared on preferred stock	—	—	—	—	—	(4,169)	(4,169)	—	(4,169)
Dividends and distributions	—	—	—	—	—	(34,347)	(34,347)	(16,274)	(50,621)
Net income	—	—	—	—	—	27,465	27,465	11,976	39,441
Other comprehensive loss	—	—	—	—	(2,330)	—	(2,330)	(1,185)	(3,515)
Balance at June 30, 2016	$115,000	33,926,744	$334	$433,637	$(3,029)	$(99,942)	$446,000	$167,331	$613,331

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,441	$24,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,997	46,862
Amortization of above/below market leases	(276)	(258)
Amortization of deferred financing costs	594	586
Gain on real estate disposal	—	(36)
Share-based compensation	4,404	3,361
Bad debt expense	160	168
Changes in operating assets and liabilities:
Accounts receivable	(1,727)	(5,148)
Deferred rent receivable	(1,641)	(2,915)
Deferred leasing costs	(6,638)	(7,861)
Other assets	(6,499)	(2,408)
Accounts payable and accrued expenses	(2,371)	(1,023)
Unearned revenue, prepaid rent and other liabilities	(987)	5,015
Deferred rent payable	(492)	(466)
Net cash provided by operating activities	74,965	60,819
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(2,069)	(3,671)
Real estate improvements	(129,065)	(50,238)
Proceeds from real estate disposal	—	2,399
Net cash used in investing activities	(131,134)	(51,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,186	667
Proceeds from revolving credit facility	101,500	37,750
Payments on revolving credit facility	(243,750)	(154,000)
Proceeds from unsecured debt	250,000	150,000
Payments of loan fees and costs	(2,809)	(2,207)
Payments to net settle equity awards	—	(830)
Dividends and distributions	(54,569)	(43,809)
Net cash provided by (used in) financing activities	51,558	(12,429)
Net change in cash and cash equivalents	(4,611)	(3,120)
Cash and cash equivalents, beginning of period	6,854	10,662
Cash and cash equivalents, end of period	$2,243	$7,542
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$4,063	$2,617
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$78,223	14,439
Accrual of dividends and distributions	$28,326	$22,467

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of June 30, 2016, the Company owns a 70.7% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 29.3% interest in our Operating Partnership. See additional discussion in Note 8, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the expected results for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Intercompany balances and transactions have been eliminated upon consolidation.

In 2016, we adopted ASU 2015-02, Amendments to the Consolidation Analysis. This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (“VIE”). We evaluated the application of ASU 2015-02 and concluded that no change was required to the accounting for our interest in our Operating Partnership. However, under the new guidance, our Operating Partnership now meets the definition and criteria of a VIE and we are the primary beneficiary of the VIE. Our sole significant asset is the investment in our Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership. Our debt is an obligation of our Operating Partnership where the creditors also have recourse against the credit of the Company.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The standard will be effective for the fiscal year beginning January 1, 2017 and subsequent interim periods. We do not expect the provisions of ASC 2016-09 to have a material impact on our consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.9 million and $1.0 million for the three months ended June 30, 2016, and 2015, respectively, and $2.0 million and $2.3 million for the six months ended June 30, 2016, and 2015, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $21.5 million and $19.2 million for the three months ended June 30, 2016, and 2015, respectively, and $41.6 million and $37.1 million for the six months ended June 30, 2016, and 2015, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or six months ended June 30, 2016, or 2015.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2016, and December 31, 2015, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or six months ended June 30, 2016, or 2015.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including brokers, leasing agents, referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the lease terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Internal sales commissions	$18,559	$17,558
Third party commissions	15,079	15,866
External legal counsel	716	718
Total	$34,354	$34,142

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and six months ended June 30, 2016, and 2015, no impairment of long-lived assets was recognized.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three or six months ended June 30, 2016, and 2015.

Revenue Recognition

All customer leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the customer’s lease term. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable and included in other assets in the condensed consolidated balance sheets. If a lease terminates prior to its stated expiration, the deferred rent receivable relating to that lease is written off as a reduction of rental revenue.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For the three months ended June 30, 2016, and 2015, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2016, and 2015, the net effect of amortization of acquired above-market and below market leases resulted in an increase to rental revenue of $0.3 million and $0.3 million, respectively.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At June 30, 2016, and December 31, 2015, the allowance for doubtful accounts totaled less than $0.1 million and $0.1 million, respectively.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At June 30, 2016, and December 31, 2015, the amounts included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets were approximately $1.4 million and $1.7 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2016, and December 31, 2015, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at June 30, 2016 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$95,782	$305	$101,241
Chicago	5,493	97,172	1,768	104,433
Denver	—	4,736	196	4,932
Los Angeles	28,467	230,353	2,622	261,442
Miami	728	10,436	—	11,164
New York	2,388	127,022	36,337	165,747
Northern Virginia	12,442	245,886	3,389	261,717
San Francisco Bay	27,791	362,712	165,798	556,301
Total	$82,463	$1,174,099	$210,415	$1,466,977

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Deferred leasing costs	$34,354	$34,142
Deferred rent receivable	30,950	29,309
Internal-use software	12,849	10,467
Prepaid expenses	5,486	2,689
Corporate furniture, fixtures and equipment	6,020	6,157
Deferred financing costs	1,927	2,251
Other	743	1,618
Total	$92,329	$86,633

5. Debt

A summary of outstanding indebtedness as of June 30, 2016, and December 31, 2015, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2016	2015
Revolving credit facility	2.02% and 1.98% at June 30, 2016, and December 31, 2015, respectively	June 24, 2019	$—	$142,250
2019 Senior unsecured term loan(1)	3.23% at June 30, 2016, and December 31, 2015	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.45% and 2.43% at June 30, 2016, and December 31, 2015, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	1.97% at June 30, 2016	February 2, 2021	100,000	—
2023 Senior unsecured notes	4.19% at June 30, 2016	June 15, 2023	150,000	—
Total principal outstanding			500,000	392,250
Unamortized deferred financing costs			(3,801)	(1,243)
Total debt			$496,199	$391,007

(1)         Our Operating Partnership entered into a swap agreement with respect to the 2019 Term Loan (as defined below) to swap the variable interest rate associated with $100 million, or 100%, of the 2019 Term Loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio. See Note 6 — Derivatives and Hedging Activities.

(2)         Our Operating Partnership entered into a swap agreement with respect to the 2020 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2016, is 2.45%. See Note 6 — Derivatives and Hedging Activities.

Revolving Credit Facility

On June 24, 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated credit agreement (as amended, the “Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement amended our Operating Partnership’s second amended and restated unsecured revolving credit facility, dated January 3, 2013 (as amended, the “Prior Facility”). The Credit Agreement maturity date is June 24, 2019, with a one-time extension option, which, if exercised, would extend the maturity date to June 24, 2020. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement increased the commitment of $405 million from the Prior Facility to $500 million, providing for a $350 million revolving credit facility and a $150 million unsecured term loan scheduled to mature on June 24, 2020. See “2020 Senior Unsecured Term Loan” below for a discussion of the $150 million term loan. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $500 million to $700 million, under specified circumstances, including securing capital from new or existing lenders.

On February 2, 2016, we partially exercised the Credit Agreement accordion feature and entered into a $100 million senior unsecured term loan, which increased our current commitment under the Credit Agreement from $500 million to $600 million. In addition, the accordion feature increased by $100 million, which allows our Operating Partnership to increase the total commitment from $600 million to $800 million under specified circumstances, including securing capital from new or existing lenders. See “2021 Unsecured Term Loan” below for a discussion of the $100 million senior unsecured term loan.

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2016, our Operating Partnership’s leverage ratio was 18.2% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility, which is part of the Credit Agreement, is equal to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of June 30, 2016, the borrowing capacity was $350.0 million. As of June 30, 2016, there were no loans outstanding, $4.5 million was outstanding under letters of credit and therefore $345.5 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•                  a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of June 30, 2016, was 18.2%;

•                  a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of June 30, 2016, was 0%;

•                  a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of June 30, 2016, was 9.7 to 1.0; and

•                  a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of June 30, 2016, our unhedged variable rate debt ratio was 6.3%.

As of June 30, 2016, we were in compliance with all of the covenants under the Credit Agreement.

2019 Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (as amended, the “2019 Term Loan”). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances, including securing capital from new or existing lenders. The 2019 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of June 30, 2016, we were in compliance with all of the covenants under the 2019 Term Loan.

The borrowings under the 2019 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2016, our Operating Partnership’s leverage ratio was 18.2% and the interest rate was LIBOR plus 175 basis points.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2019 Term Loan, the 2021 Term Loan and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of June 30, 2016, we were in compliance with all of the covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2016, our Operating Partnership’s leverage ratio was 18.2% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2019 Term Loan, the 2020 Term Loan and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of June 30, 2016, we were in compliance with all of the covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2016, our Operating Partnership’s leverage ratio was 18.2% and the interest rate was LIBOR plus 150 basis points.

2023 Senior Unsecured Notes

On June 15, 2016, our Operating Partnership issued an aggregate principal amount of $150 million, 4.19% senior unsecured notes due June 15, 2023 (the “2023 Notes”) in a private placement to certain accredited investors. The terms of the 2023 Notes are governed by a note purchase agreement, dated June 15, 2016 (the “Note Purchase Agreement”), by and among our Operating Partnership, the Company and the purchasers named therein.

Interest is payable semiannually, on the 15th day of June and December in each year, commencing on December 15, 2016. The 2023 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of our Operating Partnership’s subsidiaries that guarantees indebtedness under our Operating Partnership’s Credit Agreement (the “Subsidiary Guarantors”).

Our Operating Partnership may prepay all or a portion of the 2023 Notes upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2023 Notes will have the right to require our Operating Partnership to purchase 100% of such holder’s 2023 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. The aforementioned covenants are subject to a number of exceptions and qualifications set forth in the Note Purchase Agreement. As of June 30, 2016, we were in compliance with all of the covenants under the Note Purchase Agreement.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of June 30, 2016, based on when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2016	$—
2017	—
2018	—
2019	100,000
2020	150,000
Thereafter	250,000
Total principal outstanding	500,000
Unamortized deferred financing costs	(3,801)
Total debt, net	$496,199

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income related to the unrealized loss or gain on derivative contracts were a loss of $1.2 million and a gain of $0.4 million for the three months ended June 30, 2016, and 2015, respectively, and a loss of $4.4 million and $0.9 million for the six months ended June 30, 2016, and 2015, respectively. The amounts reclassified from other comprehensive income to interest expense on the condensed consolidated statements of operations were $0.5 million and $0.5 million for the three months ended June 30, 2016, and 2015, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2016, and 2015, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016, and 2015, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning July 1, 2016, we estimate that $1.7 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $4.3 million and $0.8 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheets as of June 30, 2016, and December 31, 2015, respectively.

7. Stockholders’ Equity

We declared the following dividends per share on our Series A cumulative preferred stock and common stock during the six months ended June 30, 2016:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Stock
March 3, 2016	March 31, 2016	April 15, 2016	$0.4531	(1)	$0.53
May 20, 2016	June 30, 2016	July 15, 2016	0.4531	(2)	0.53
			$0.9062		$1.06

(1)         Dividend covers the period from January 15, 2016, to April 14, 2016.

(2)         Dividend covers the period from April 15, 2016, to July 14, 2016.

8. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in our Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. The current holders of common Operating Partnership units are eligible to have the common Operating Partnership units redeemed for cash or common stock on a one-for-one basis, at our option.

In connection with the issuance of our 7.25% Series A cumulative redeemable preferred stock on December 12, 2012, our Operating Partnership issued 4,600,000 7.25% Series A cumulative redeemable preferred Operating Partnership units to us. Preferred Operating Partnership units rank senior to the common Operating Partnership units held by both us and noncontrolling interests.

The following table shows the ownership interests in our Operating Partnership as of June 30, 2016, and December 31, 2015:

	June 30, 2016		December 31, 2015
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,366,856	70.7%	30,136,556	64.1%
Noncontrolling interests	13,851,347	29.3	16,858,347	35.9
Total	47,218,203	100.0%	46,994,903	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the six months ended June 30, 2016, we issued 230,300 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of June 30, 2016, received quarterly distributions of $0.53 per unit, payable in correlation with declared dividends on common stock.

During the six months ended June 30, 2016, 3,007,000 common Operating Partnership units held by The Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the sale of 3,007,000 shares of our common stock. This redemption was recorded as a $37.4 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the condensed consolidated balance sheets.

The redemption value of the noncontrolling interests at June 30, 2016, was $1.2 billion based on the closing price of the Company’s common stock of $88.69 on that date.

9. Equity Incentive Plan

Our Board of Directors adopted and, with the approval of our stockholders, amended the 2010 Equity Incentive Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of June 30, 2016, 3,153,516 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

The following table sets forth stock option activity under the 2010 Plan for the six months ended June 30, 2016:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2015	340,210	$21.77
Granted	—	—
Exercised	(68,420)	17.32
Forfeited	—	—
Expired	—	—
Options outstanding, June 30, 2016	271,790	$22.89

The following table sets forth the number of shares subject to options that are unvested as of June 30, 2016, and the fair value of these options at the grant date:

	Number of	Weighted-
	Shares	Average Fair
	Subject to	Value at Grant
	Option	Date
Unvested balance, December 31, 2015	105,267	$9.13
Granted	—	—
Forfeited	—	—
Vested	(73,899)	8.77
Unvested balance, June 30, 2016	31,368	$9.98

As of June 30, 2016, total unearned compensation on options was approximately $0.2 million, and the weighted-average vesting period was 0.7 years.

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

		Weighted-
	Restricted	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2015	377,612	$38.51
Granted	153,484	63.87
Forfeited	(7,676)	43.87
Vested	(158,323)	35.47
Unvested balance, June 30, 2016	365,097	$50.45

As of June 30, 2016, total unearned compensation on restricted awards was approximately $16.0 million, and the weighted-average vesting period was 2.7 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 0% and 150% of a target number of shares for PSAs granted in 2014 and between 25% and 175% of the target for PSAs granted in 2015 and 2016. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not achieve maximum relative TSR versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by the Company at the end of the three-year performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the three-year performance period. During the six months ended June 30, 2016, and 2015, zero and 6,444 PSAs, respectively, were not achieved due to performance against the MSCI REIT Index correlating to less than the maximum achievable during the performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2015	10,203	142,963	92,802	$42.78
Granted	8,642	60,490	34,566	79.69
Forfeited	—	—	—	—
Vested	(125)	(1,894)	(1,180)	42.17
Unvested balance, June 30, 2016	18,720	201,559	126,188	$53.52

As of June 30, 2016, total unearned compensation on PSAs was approximately $4.2 million, and the weighted-average vesting period was 2.3 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the six months ended June 30, 2016, and 2015.

	Six Months Ended June 30,
	2016	2015
Expected term (in years)	2.83	2.83
Expected volatility	25.29%	25.51%
Expected annual dividend(1)	—	—
Risk-free rate	0.97%	1.02%

(1) The fair value of the PSAs assumes reinvestment of dividends.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shares	$12,035	$5,538	$23,296	$10,106
Weighted-average common shares outstanding - basic	32,022,845	24,536,583	31,137,769	22,963,111
Effect of potentially dilutive common shares:
Stock options	193,061	363,760	198,350	373,438
Unvested awards	219,700	154,852	218,038	188,767
Weighted-average common shares outstanding - diluted	32,435,606	25,055,195	31,554,157	23,525,316
Net income per share attributable to common shares
Basic	$0.38	$0.23	$0.75	$0.44
Diluted	$0.37	$0.22	$0.74	$0.43

In the calculations above, we have excluded weighted-average potentially dilutive securities of zero and 43,013 for the three months ended June 30, 2016, and 2015, respectively, and 118,940 and 141,081 for the six months ended June 30, 2016, and 2015, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of June 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility and senior unsecured term loans was $500.0 million and $392.3 million as of June 30, 2016, and December 31, 2015, respectively, with a fair value that approximated book value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At June 30, 2016, we had open commitments related to construction contracts of approximately $60.8 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At June 30, 2016, we had open commitments related to these contracts of approximately $10.9 million.

We entered into a Memorandum of Understanding with the Virginia Economic Development Partnership Authority (the “Memorandum of Understanding”) pursuant to which we are afforded the opportunity to benefit from an exemption from sales and use tax for certain qualifying data center related purchases and equipment leases. This exemption also extends to our customers who execute a Landlord-Tenant Participation Agreement under our Memorandum of Understanding.  The Memorandum of Understanding establishes thresholds relating to the level of capital investment and qualifying new jobs created within the Commonwealth of Virginia by us and our customers who have agreed to sign participation agreements. In the event those thresholds are not met as of the agreed upon performance date of June 1, 2017, we would be required to repay the sales and use tax benefit we have received, as well as any tax benefit received by our customers who default on their obligation to repay the tax benefit they have received under the exemption program up to a maximum of $7.5 million. We estimate that we may be required to repay between $0.0 million and $2.2 million for sales and use tax benefits we have received under the exemption program, of which none has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheets as of June 30, 2016, and December 31, 2015, as we believe we will meet the thresholds.

In the ordinary course of business, we are subject to claims and administrative proceedings. Except as described below, we are not presently party to any proceeding, which we believe to be material or which we would expect to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

On February 4, 2014, U.S. Colo, LLC (“U.S. Colo”), a current customer, filed a complaint against us in the United States District Court for the Central District of California.  In the complaint, U.S. Colo alleged that it should not have been charged for the use of various interconnection services under the terms of an existing agreement between the parties.

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

The case was set to start trial on August 29, 2016, but upon unopposed application, the Superior Court vacated the August 29, 2016, trial date, continued the trial date to July 24, 2017, set a final status conference for July 14, 2017, and reset other procedural deadlines in the action.

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

We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of June 30, 2016, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $3.0 million in the aggregate, of which $2.8 million has been accrued in accounts payable and accrued expenses in our consolidated balance sheet as of June 30, 2016.

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

Our Portfolio

As of June 30, 2016, our property portfolio included 18 operating data center facilities, office and light-industrial space and multiple development projects that collectively comprise over 2.8 million net rentable square feet (“NRSF”), of which over 1.9 million NRSF is existing data center space. The 0.6 million NRSF of development projects includes space available for development and construction of new facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of June 30, 2016:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
Los Angeles
One Wilshire campus
LA1*	$27,953	139,053	88.7%	—	—%	139,053	88.7%	10,352	149,405
LA2	27,157	254,343	87.5	43,345	3.6	297,688	75.3	127,202	424,890
Los Angeles Total	55,110	393,396	87.9	43,345	3.6	436,741	79.6	137,554	574,295
San Francisco Bay
SV1	6,350	85,932	81.5	—	—	85,932	81.5	—	85,932
SV2	7,090	76,676	71.9	—	—	76,676	71.9	—	76,676
Santa Clara campus(6)	36,804	388,589	98.4	—	—	388,589	98.4	230,000	618,589
San Francisco Bay Total	50,244	551,197	92.1	—	—	551,197	92.1	230,000	781,197
Northern Virginia
VA1	30,096	201,719	96.1	—	—	201,719	96.1	—	201,719
VA2	9,870	115,336	100.0	73,111	1.0	188,447	61.6	—	188,447
DC1*	3,277	22,137	88.3	—	—	22,137	88.3	—	22,137
Northern Virginia Total	43,243	339,192	96.9	73,111	1.0	412,303	79.9	—	412,303
Chicago
CH1	18,051	166,776	92.1	11,631	80.2	178,407	91.3	—	178,407
Boston
BO1	16,348	166,026	98.6	14,031	34.2	180,057	93.6	73,619	253,676
New York
NY1*	5,009	48,404	70.7	—	—	48,404	70.7	—	48,404
NY2	8,588	68,822	94.1	32,920	27.8	101,742	72.6	134,508	236,250
New York Total	13,597	117,226	84.4	32,920	27.8	150,146	72.0	134,508	284,654
Miami
MI1	1,843	30,176	81.6	—	—	30,176	81.6	13,154	43,330
Denver
DE1*	1,333	5,878	100.0	—	—	5,878	100.0	—	5,878
DE2*	391	5,140	86.6	—	—	5,140	86.6	—	5,140
Denver Total	1,724	11,018	93.8	—	—	11,018	93.8	—	11,018
Total Data Center	$200,160	1,775,007	92.0%	175,038	14.6%	1,950,045	85.1%	588,835	2,538,880

Office and Light-Industrial(7)	7,230	354,721	76.7	—	—	354,721	76.7	—	354,721
Total Portfolio	$207,390	2,129,728	89.5%	175,038	14.6%	2,304,766	83.8%	588,835	2,893,601

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

(4)     Represents the monthly contractual rent under existing commenced customer leases as of June 30, 2016, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $213.1 million as of June 30, 2016, which reflects the addition of $5.7 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases. See footnote (6) below for more information regarding annualized rent for the Santa Clara campus.

(5)     Includes customer leases that have commenced and are occupied as of June 30, 2016. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of June 30, 2016. The percent occupied for stabilized data center space would have been 92.9%, rather than 92.0%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 85.0%, rather than 83.8%, if all leases signed in current and prior periods had commenced.

(6)     The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease terms expire. The $4.2 million payable pursuant to this agreement is scheduled to expire in the second quarter of 2017.

(7)     Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2014, excluding space for which development was completed and became available to be leased after June 30, 2016. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the June 30, 2016, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2015, and 2014, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
Los Angeles
One Wilshire campus
LA1*	$28,121	139,053	88.7%	4,373	75.5%	143,426	88.3%
LA2	25,216	234,801	87.5	7,029	86.5	241,830	87.5
Los Angeles Total	53,337	373,854	88.0	11,402	82.3	385,256	87.8
San Francisco Bay
SV1	11,535	85,932	81.5	234,238	78.5	320,170	79.3
SV2	7,090	76,676	71.9	—	—	76,676	71.9
Santa Clara campus(3)	32,730	252,009	97.5	712	84.3	252,721	97.5
San Francisco Bay Total	51,355	414,617	89.5	234,950	78.5	649,567	85.5
Northern Virginia
VA1	31,138	201,719	96.1	61,050	90.0	262,769	94.7
DC1*	3,277	22,137	88.3	—	—	22,137	88.3
Northern Virginia Total	34,415	223,856	95.3	61,050	90.0	284,906	94.2
Chicago
CH1	15,851	166,776	92.1	4,946	71.3	171,722	91.5
Boston
BO1	15,867	166,026	98.6	19,495	75.7	185,521	96.2
New York
NY1*	5,022	48,404	70.7	209	100.0	48,613	70.8
NY2	5,800	52,692	92.3	20,735	18.8	73,427	71.6
New York Total	10,822	101,096	82.0	20,944	19.7	122,040	71.3
Miami
MI1	1,864	30,176	81.6	1,934	55.7	32,110	80.1
Denver
DE1*	1,091	4,726	100.0	—	—	4,726	100.0
DE2*	391	5,140	86.6	—	—	5,140	86.6
Denver Total	1,482	9,866	93.0	—	—	9,866	93.0
Total Facilities at June 30, 2016(4)	$184,993	1,486,267	90.6%	354,721	76.7%	1,840,988	88.0%

Total Facilities at December 31, 2015	$178,041		89.9%		71.9%		86.5%

Total Facilities at December 31, 2014	$156,646		81.9%		75.8%		80.7%

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

(3)   The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original terms expire. The $4.2 million payable pursuant to this agreement is scheduled to expire in the second quarter of 2017.

(4)   The percent occupied for data center space, office and light-industrial space, and total space would have been 91.6%, 76.9% and 88.7%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $185.0 million at June 30, 2016, compared to $178.0 million at December 31, 2015. The increase of $7.0 million in annualized rent is due primarily to the 5.9% increase in data center occupancy at our Los Angeles campus and the 3.1% increase in data center occupancy at our Northern Virginia campus, partially offset by a customer move-out resulting in a 23.9% decrease in data center occupancy at SV2.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of June 30, 2016:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
Santa Clara campus	230,000	—	230,000
Los Angeles
One Wilshire campus
LA1	—	10,352	10,352
LA2	—	127,202	127,202
Los Angeles Total	—	137,554	137,554
Boston
BO1	—	73,619	73,619
New York
NY2	—	134,508	134,508
Miami
MI1	—	13,154	13,154
Total Facilities(3)	230,000	358,835	588,835

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

(3)   In addition to our development opportunities disclosed within this table, we have entitled and unentitled land adjacent to our NY2 and LA2 facilities, in the form of existing parking lots. By utilizing existing parking lots, we believe that we could develop 100,000 NRSF and 200,000 NRSF buildings at NY2 and LA2, respectively, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the six months ended June 30, 2016 (in thousands):

Six Months Ended
June 30, 2016
Data center expansion	$165,078
Non-recurring investments	6,856
Tenant improvements	2,190
Recurring capital expenditures	2,917
Total capital expenditures	$177,041

During the six months ended June 30, 2016, we incurred approximately $177.0 million of capital expenditures, of which approximately $165.1 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of the capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the six months ended June 30, 2016, we completed development of seven computer rooms placed into service at three properties and a 136,580 NRSF powered shell data center at our Santa Clara campus. The following table sets forth capital expenditures spent on data center NRSF placed into service during the six months ended June 30, 2016, or under construction at June 30, 2016:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
BO1	$3,087	14,031	—
LA2	9,422	43,345	—
SV6	11,564	136,580	—
SV7	127,543	—	230,000
VA2	6,219	96,274	—
Other	7,243	—	—
Total	$165,078	290,230	230,000

During the six months ended June 30, 2016, we incurred approximately $6.9 million in non-recurring investments, of which $4.4 million is a result of internal IT software development and the remaining $2.5 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the six months ended June 30, 2016, we incurred approximately $2.2 million in tenant improvements which relates to small tenant improvement projects at various properties.

During the six months ended June 30, 2016, we incurred approximately $2.9 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 370,000 NRSF of space currently unoccupied in our total portfolio, 363 and 795 data center leases representing approximately 7.4% and 14.1% of the NRSF in our operating data center portfolio with current average annualized rental rates of $156 per NRSF and $159 per NRSF are scheduled to expire during the remainder of 2016 and the year ending December 31, 2017, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. In addition, the loss of one or more significant customers could have a material adverse effect on our results of operations. Excluding space held for development, as of June 30, 2016, the occupancy rate of data center properties in our portfolio, stabilized and pre-stabilized, was 85.1% of NRSF, compared to 83.4% as of June 30, 2015. During the six months ended June 30, 2016, new and expansion leases totaling approximately 151,000 NRSF were signed. The following table summarizes our leasing activity during the six months ended June 30, 2016:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent	NRSF(2)	Rates(3)		Growth(4)
New/expansion leases commenced	June 30, 2016	152	$8,699	157,642	$55	(5)
	March 31, 2016	133	7,549	45,965	164

New/expansion leases signed	June 30, 2016	171	$7,656	48,147	$159
	March 31, 2016	119	22,478	102,678	219

Renewal leases signed	June 30, 2016	173	$8,512	70,028	$122		9.4%
	March 31, 2016	171	9,732	56,333	173		9.2

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

(5)               During the three months ended June 30, 2016, a 136,580 build-to-suit powered shell lease at our SV6 facility commenced.

Results of Operations

Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2016, and 2015. A summary of our operating results for the three months ended June 30, 2016, and 2015, is as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Operating revenue	$96,090	$81,336	$14,754	18.1%
Operating expense	73,532	66,660	6,872	10.3
Operating income	22,558	14,676	7,882	53.7
Interest expense	2,680	1,730	950	54.9
Net income	19,835	12,882	6,953	54.0

Operating Revenues

Operating revenues during the three months ended June 30, 2016, and 2015, were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Data center revenue:
Rental revenue	$52,364	$44,824	$7,540	16.8%
Power revenue	26,401	21,672	4,729	21.8
Interconnection revenue	12,977	10,595	2,382	22.5
Tenant reimbursement and other	2,326	2,276	50	2.2
Total data center revenue	94,068	79,367	14,701	18.5
Office, light-industrial and other revenue	2,022	1,969	53	2.7
Total operating revenues	$96,090	$81,336	$14,754	18.1%

A majority of the increase in operating revenues was due to a $12.3 million increase in data center rental and power revenue during the three months ended June 30, 2016, compared to the 2015 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of 324,000 NRSF at an average rental rate of $107 per NRSF and the renewal of 248,000 NRSF at a rent growth rate of 8.7% during the twelve months ended June 30, 2016. This increase is partially offset by the move out of customer leases totaling 68,000 NRSF at an average rental rate of $133 per NRSF during the twelve months ended June 30, 2016.

In addition, interconnection revenue increased $2.4 million during the three months ended June 30, 2016, compared to the 2015 period, primarily as a result of an increase in the volume of cross connects from new and existing customers. During the twelve months ended June 30, 2016, customers added approximately 2,700 net cross connections.

Operating Expenses

Operating expenses during the three months ended June 30, 2016, and 2015, were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Property operating and maintenance	$25,576	$22,084	$3,492	15.8%
Real estate taxes and insurance	3,070	3,270	(200)	(6.1)
Depreciation and amortization	26,227	24,046	2,181	9.1
Sales and marketing	4,501	4,256	245	5.8
General and administrative	8,818	7,952	866	10.9
Rent	5,334	5,007	327	6.5
Transaction costs	6	45	(39)	(86.7)
Total operating expenses	$73,532	$66,660	$6,872	10.3%

Property operating and maintenance expense increased $3.5 million, or 15.8%, primarily as a result of an increase in power expense due to increased customer consumption as a result of the commencement of new and expansion leases during the twelve months ended June 30, 2016, that resulted in a 23.1% increase in occupied data center NRSF from 1,347,818 NRSF as of June 30, 2015, to 1,659,053 NRSF as of June 30, 2016. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance decreased $0.2 million during the three months ended June 30, 2016, compared to the 2015 period, primarily as a result of the receipt of 2015 tax assessments being less than previously accrued amounts.

Depreciation and amortization expense increased $2.2 million as a result of an increase in depreciation expense from approximately 319,000 NRSF of new data center capital projects placed into service during the twelve months ended June 30, 2016, with a cost basis of approximately $132.3 million.

Interest Expense

Interest expense increased during the three months ended June 30, 2016, compared to 2015, as a result of the increase in overall debt outstanding and a decrease in capitalized interest due to 319,000 NRSF of construction projects being placed into service during the twelve months ended June 30, 2016. The overall principal amount of our debt outstanding increased $147.8 million during the twelve months ended June 30, 2016. A summary of interest expense for the three months ended June 30, 2016, and 2015, is as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Interest expense and fees	$3,245	$2,466	$779	31.6%
Amortization of deferred financing costs	311	292	19	6.5
Capitalized interest	(876)	(1,028)	152	14.8
Total interest expense	$2,680	$1,730	$950	54.9%
Percent capitalized	24.6%	37.3%

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2016, and 2015. A summary of our operating results for the six months ended June 30, 2016, and 2015, is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Operating revenue	$188,570	$155,991	$32,579	20.9%
Operating expense	144,391	127,979	16,412	12.8
Operating income	44,179	28,012	16,167	57.7
Interest expense	4,692	2,995	1,697	56.7
Net income	39,441	24,942	14,499	58.1

Operating Revenues

Operating revenues during the six months ended June 30, 2016, and 2015, were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Data center revenue:
Rental revenue	$102,735	$86,147	$16,588	19.3%
Power revenue	51,975	41,239	10,736	26.0
Interconnection revenue	25,719	20,810	4,909	23.6
Tenant reimbursement and other	4,156	3,692	464	12.6
Total data center revenue	184,585	151,888	32,697	21.5
Office, light industrial and other revenue	3,985	4,103	(118)	(2.9)
Total operating revenues	$188,570	$155,991	$32,579	20.9%

A majority of the increase in operating revenues was due to a $27.3 million increase in data center rental and power revenue during the six months ended June 30, 2016, compared to the 2015 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of 324,000 NRSF at an average rental rate of $107 per NRSF and the renewal of 248,000 NRSF at a rent growth rate of 8.7% during the twelve months ended June 30, 2016. This increase is partially offset by the move out of customer leases totaling 68,000 NRSF at an average rental rate of $133 per NRSF during the twelve months ended June 30, 2016.

In addition, interconnection revenue increased $4.9 million during the six months ended June 30, 2016, compared to the 2015 period, primarily as a result of an increase in the volume of cross connects from new and existing customers. During the twelve months ended June 30, 2016, customers added approximately 2,700 net cross connections.

Operating Expenses

Operating expenses during the six months ended June 30, 2016, and 2015, were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Property operating and maintenance	$50,239	$41,762	$8,477	20.3%
Real estate taxes and insurance	6,135	5,205	930	17.9
Depreciation and amortization	50,997	46,862	4,135	8.8
Sales and marketing	8,722	8,038	684	8.5
General and administrative	17,538	15,817	1,721	10.9
Rent	10,751	10,250	501	4.9
Transaction costs	9	45	(36)	(80.0)
Total operating expenses	$144,391	$127,979	$16,412	12.8%

Property operating and maintenance expense increased $8.5 million, or 20.3%, primarily as a result of an increase in power expense due to increased customer consumption as a result of the commencement of new and expansion leases during the twelve months ended June 30, 2016, that resulted in a 23.1% increase in occupied data center NRSF from 1,347,818 NRSF as of June 30, 2015, to 1,659,053 NRSF as of June 30, 2016. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $0.9 million during the six months ended June 30, 2016, compared to the 2015 period, primarily as a result of increased tax assessments at various properties.

Depreciation and amortization expense increased $4.1 million as a result of an increase in depreciation expense from approximately 319,000 NRSF of new data center capital projects placed into service during the twelve months ended June 30, 2016, with a cost basis of approximately $132.3 million.

Interest Expense

Interest expense increased during the six months ended June 30, 2016, compared to 2015, as a result of the increase in overall debt outstanding during the six months ended June 30, 2016. The overall principal amount of our debt outstanding increased $147.8 million during the twelve months ended June 30, 2016. A summary of interest expense for the six months ended June 30, 2016, and 2015, is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Interest expense and fees	$6,059	$4,692	$1,367	29.1%
Amortization of deferred financing costs	594	586	8	1.4
Capitalized interest	(1,961)	(2,283)	322	14.1
Total interest expense	$4,692	$2,995	$1,697	56.7%
Percent capitalized	29.5%	43.3%

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

Net cash provided by operating activities was $75.0 million for the six months ended June 30, 2016, compared to $60.8 million for the six months ended June 30, 2015, an increase of $14.2 million, or 23.4%. Cash provided by operating activities increased primarily due to growth in data center rental, power and interconnection revenue from existing customers and the completion and subsequent leasing of new data center space.

Net cash used in investing activities increased by $79.6 million, or 154.6%, to $131.1 million for the six months ended June 30, 2016, compared to $51.5 million for the six months ended June 30, 2015. This increase was due primarily to construction spend on our SV6 and SV7 properties at our Santa Clara campus.

Net cash provided by financing activities was $51.6 million for the six months ended June 30, 2016, compared to $12.4 million used in financing activities for the six months ended June 30, 2015. The $64.0 million change in financing activities was primarily a result of cash proceeds from the 2021 Term Loan and the 2023 Notes of $100 million and $150 million, respectively, and net cash payments on the revolving credit facility of $142.3 million during the six months ended June 30, 2016, compared to cash proceeds from the 2020 Term Loan of $150 million and net cash payments on the revolving credit facility of $116.3 million during the six months ended June 30, 2015. The increase in cash proceeds from debt instruments was partially offset by an increase of $10.8 million in dividends and distributions paid on our common stock and Operating Partnership units during the six months ended June 30, 2016, as a result of an increase in the quarterly dividend from $0.42 per share or unit paid during the six months ended June 30, 2015, to $0.53 per share or unit paid during the six months ended June 30, 2016.

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

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of June 30, 2016, we had $2.2 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $100 million to $125 million of capital investment to expand our operating data center portfolio. The table below summarizes our current projects under construction as of June 30, 2016, and the remaining estimated capital required:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated		Percent
Projects/Facilities	Market	Completion	NRSF	date	Total	Per NRSF	Leased
TKD(1)
SV7	San Francisco Bay	Q3 2016	230,000	$151,558	$190,000	$826	58.5%

Total TKD			230,000	$151,558	$190,000		58.5%

Deferred Expansion Capital
SV4	San Francisco Bay	Q3 2016	—	$2,699	$2,700
NY2	New York	Q4 2016	—	3,341	6,100
CH1	Chicago	Q1 2017	—	861	10,000
Total Deferred Expansion Capital			—	$6,901	$18,800

Total			230,000	$158,459	$208,800

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

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. In June 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated credit agreement (“the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. During the six months ended June 30, 2016, we entered into a $100 million senior unsecured term loan under the Credit Agreement, maturing on February 2, 2021, and issued $150 million of senior unsecured notes due June 15, 2023. The proceeds from these two transactions were used to pay down the revolving credit facility and increase our short-term liquidity. The total amount available for borrowing under our revolving credit facility is equal to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of June 30, 2016, there were no loans outstanding, $4.5 million was outstanding under letters of credit and therefore $345.5 million remained available for us to borrow under our revolving credit facility. Our Credit Agreement contains an accordion feature which allows our Operating Partnership to increase the total commitment by $200.0 million under specified circumstances, including securing capital from new or existing lenders. Our indebtedness maturity schedule is summarized on the following page and, as of June 30, 2016, we were in compliance with all of the covenants under our debt arrangements.

Our long-term liquidity requirements primarily consist of the costs to fund Deferred Expansion Capital or additional phases of our current projects under development, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or certain accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of June 30, 2016, and December 31, 2015, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2016	2015
Revolving credit facility	2.02% and 1.98% at June 30, 2016, and December 31, 2015, respectively	June 24, 2019	$—	$142,250
2019 Senior unsecured term loan	3.23% at June 30, 2016, and December 31, 2015	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan	2.45% at June 30, 2016, and December 31, 2015	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	1.97% at June 30, 2016	February 2, 2021	100,000	—
2023 Senior unsecured notes	4.19% at June 30, 2016	June 15, 2023	150,000	—
Total principal outstanding			500,000	392,250
Unamortized deferred financing costs			(3,801)	(1,243)
Total debt			$496,199	$391,007

As of June 30, 2016, we were in compliance with the covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of June 30, 2016, and December 31, 2015, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$19,835	$12,882	$39,441	$24,942
Real estate depreciation and amortization	24,864	21,343	48,249	41,596
Gain on land disposal	—	—	—	(36)
FFO	44,699	34,225	87,690	66,502
Preferred stock dividends	(2,085)	(2,085)	(4,169)	(4,169)
FFO attributable to common shares and units	$42,614	$32,140	$83,521	$62,333
FFO per common share and OP unit - diluted	$0.89	$0.68	$1.75	$1.32

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

We have made distributions every quarter since our initial public offering. During the three months ended June 30, 2016, we declared a dividend of $0.53 per common share and Operating Partnership Unit as of June 30, 2016. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2016, we had $350.0 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of June 30, 2016, we have two interest rate swap agreements in place to fix the interest rate on $175.0 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $175.0 million of variable rate debt outstanding as of June 30, 2016. See additional discussion in Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $175.0 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.8 million per year.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

Effective May 23, 2016, we implemented components of a new accounting and reporting information technology system. Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The case was set to start trial on August 29, 2016, but upon unopposed application, the Superior Court vacated the August 29, 2016, trial date, continued the trial date to July 24, 2017, set a final status conference for July 14, 2017, and reset other procedural deadlines in the action.

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

We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of June 30, 2016, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $3.0 million in the aggregate.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Sixth Amendment to Lease, effective as of May 31, 2016, between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C.(4)

10.2	Note Purchase Agreement, dated as of June 15, 2016, among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto.(5)

10.3

Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 15, 2016, among CoreSite, L.P., as borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Real Estate 2972 Stender, L.P., CoreSite Real Estate 12100 Sunrise Valley Drive L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C., as subsidiary guarantors, KeyBank National Association, as administrative agent, on behalf of itself and certain other lenders, and the other lenders party thereto.(5)

10.4

Second Amendment to Term Loan Agreement, dated as of June 15, 2016, among CoreSite, L.P., among CoreSite, L.P., as borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Real Estate 2972 Stender, L.P., CoreSite Real Estate 12100 Sunrise Valley Drive L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C., as subsidiary guarantors, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, and the other lenders party thereto.(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on

September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 18, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: July 29, 2016	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Sixth Amendment to Lease, effective as of May 31, 2016, between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C.(4)

10.2	Note Purchase Agreement, dated as of June 15, 2016, among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto.(5)

10.3

Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 15, 2016, among CoreSite, L.P., as borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Real Estate 2972 Stender, L.P., CoreSite Real Estate 12100 Sunrise Valley Drive L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C., as subsidiary guarantors, KeyBank National Association, as administrative agent, on behalf of itself and certain other lenders, and the other lenders party thereto.(5)

10.4

Second Amendment to Term Loan Agreement, dated as of June 15, 2016, among CoreSite, L.P., among CoreSite, L.P., as borrower, CoreSite Real Estate 70 Innerbelt, L.L.C., CoreSite Real Estate 900 N. Alameda, L.L.C., CoreSite Real Estate 2901 Coronado, L.L.C., CoreSite Real Estate 1656 McCarthy, L.L.C., CoreSite Real Estate 427 S. LaSalle, L.L.C., CoreSite Real Estate 2972 Stender, L.P., CoreSite Real Estate 12100 Sunrise Valley Drive L.L.C., CoreSite Real Estate 2115 NW 22nd Street, L.L.C., CoreSite One Wilshire, L.L.C. and CoreSite Real Estate 55 S. Market Street, L.L.C., as subsidiary guarantors, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, and the other lenders party thereto.(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 16, 2016.