Form 10-Q
period 2016-09-30
CoreSite Realty Corp
filed 2016-10-28
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission file number: 001-34877

CoreSite Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	27-1925611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 17th Street, Suite 500 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding at October 26, 2016, was 33,895,155.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	September 30,	December 31,
	2016	2015
ASSETS
Investments in real estate:
Land	$82,463	$74,819
Buildings and improvements	1,186,712	1,037,127
	1,269,175	1,111,946
Less: Accumulated depreciation and amortization	(345,224)	(284,219)
Net investment in operating properties	923,951	827,727
Construction in progress	272,928	183,189
Net investments in real estate	1,196,879	1,010,916
Cash and cash equivalents	6,296	6,854
Accounts and other receivables, net of allowance for doubtful accounts of $97 and $56 as of September 30, 2016, and December 31, 2015, respectively	16,103	12,235
Lease intangibles, net of accumulated amortization of $11,790 and $11,437 as of September 30, 2016, and December 31, 2015, respectively	3,249	4,714
Goodwill	41,191	41,191
Other assets, net	96,274	86,633
Total assets	$1,359,992	$1,162,543

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $3,758 and $1,243 as of September 30, 2016, and December 31, 2015, respectively	$590,992	$391,007
Accounts payable and accrued expenses	86,129	75,783
Accrued dividends and distributions	28,630	28,104
Deferred rent payable	7,577	7,934
Acquired below-market lease contracts, net of accumulated amortization of $5,241 and $5,279 as of September 30, 2016, and December 31, 2015, respectively	4,059	4,693
Unearned revenue, prepaid rent and other liabilities	33,444	28,717
Total liabilities	750,831	536,238
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of September 30, 2016, and December 31, 2015	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 33,893,326 and 30,650,703 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	334	301
Additional paid-in capital	436,311	390,200
Accumulated other comprehensive loss	(2,141)	(493)
Distributions in excess of net income	(105,756)	(88,891)
Total stockholders' equity	443,748	416,117
Noncontrolling interests	165,413	210,188
Total equity	609,161	626,305
Total liabilities and equity	$1,359,992	$1,162,543

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
Data center revenue:
Rental revenue	$54,219	$47,135	$156,954	$133,282
Power revenue	28,844	23,543	80,819	64,782
Interconnection revenue	13,374	11,400	39,093	32,210
Tenant reimbursement and other	2,826	2,357	6,982	6,049
Office, light-industrial and other revenue	2,011	1,947	5,996	6,050
Total operating revenues	101,274	86,382	289,844	242,373
Operating expenses:
Property operating and maintenance	28,283	24,203	78,522	65,965
Real estate taxes and insurance	3,524	3,216	9,659	8,421
Depreciation and amortization	26,981	24,347	77,978	71,209
Sales and marketing	4,465	3,775	13,187	11,813
General and administrative	9,432	8,644	26,970	24,461
Rent	5,967	5,440	16,718	15,690
Transaction costs	117	6	126	51
Total operating expenses	78,769	69,631	223,160	197,610
Operating income	22,505	16,751	66,684	44,763
Gain on real estate disposal	—	—	—	36
Interest income	34	1	35	5
Interest expense	(3,222)	(2,188)	(7,914)	(5,183)
Income before income taxes	19,317	14,564	58,805	39,621
Income tax benefit (expense)	2	(34)	(45)	(149)
Net income	$19,319	$14,530	$58,760	$39,472
Net income attributable to noncontrolling interests	5,055	5,526	17,031	16,193
Net income attributable to CoreSite Realty Corporation	$14,264	$9,004	$41,729	$23,279
Preferred stock dividends	(2,084)	(2,084)	(6,253)	(6,253)
Net income attributable to common shares	$12,180	$6,920	$35,476	$17,026
Net income per share attributable to common shares:
Basic	$0.36	$0.26	$1.11	$0.71
Diluted	$0.36	$0.26	$1.10	$0.69
Weighted average common shares outstanding
Basic	33,425,762	26,126,332	31,906,000	24,029,106
Diluted	33,912,155	26,549,537	32,361,367	24,544,612

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$19,319	$14,530	$58,760	$39,472
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	824	(2,947)	(3,597)	(3,807)
Reclassification of other comprehensive income to interest expense	432	567	1,338	1,371
Comprehensive income	20,575	12,150	56,501	37,036
Comprehensive income attributable to noncontrolling interests	5,423	4,469	16,214	15,016
Comprehensive income attributable to CoreSite Realty Corporation	$15,152	$7,681	$40,287	$22,020

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Stock	Number	Amount	Capital	Loss	Net Income	Equity	Interests	Equity
Balance at January 1, 2016	$115,000	30,650,703	$301	$390,200	$(493)	$(88,891)	$416,117	$210,188	$626,305
Redemption of noncontrolling interests	—	3,007,000	30	37,550	(206)	—	37,374	(37,374)	—
Issuance of stock awards, net of forfeitures	—	164,014	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	71,609	1	1,242	—	—	1,243	—	1,243
Share-based compensation	—	—	2	7,319	—	—	7,321	—	7,321
Dividends declared on preferred stock	—	—	—	—	—	(6,253)	(6,253)	—	(6,253)
Dividends and distributions	—	—	—	—	—	(52,341)	(52,341)	(23,615)	(75,956)
Net income	—	—	—	—	—	41,729	41,729	17,031	58,760
Other comprehensive loss	—	—	—	—	(1,442)	—	(1,442)	(817)	(2,259)
Balance at September 30, 2016	$115,000	33,893,326	$334	$436,311	$(2,141)	$(105,756)	$443,748	$165,413	$609,161

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,760	$39,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,978	71,209
Amortization of above/below market leases	(417)	(387)
Amortization of deferred financing costs	964	999
Gain on real estate disposal	—	(36)
Share-based compensation	6,874	5,305
Bad debt expense	272	310
Changes in operating assets and liabilities:
Accounts receivable	(4,140)	(4,214)
Deferred rent receivable	(1,906)	(5,423)
Deferred leasing costs	(10,534)	(11,242)
Other assets	(8,499)	(4,661)
Accounts payable and accrued expenses	1,413	4,045
Unearned revenue, prepaid rent and other liabilities	2,480	8,799
Deferred rent payable	(356)	(737)
Net cash provided by operating activities	122,889	103,439
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(3,487)	(5,356)
Real estate improvements	(234,963)	(72,443)
Escrow deposits	(4,075)	—
Proceeds from real estate disposal	—	2,399
Net cash used in investing activities	(242,525)	(75,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,243	1,171
Proceeds from revolving credit facility	200,250	55,000
Payments on revolving credit facility	(247,750)	(163,250)
Proceeds from unsecured debt	250,000	150,000
Payments of loan fees and costs	(2,981)	(2,315)
Payments to net settle equity awards	—	(4,256)
Dividends and distributions	(81,684)	(65,574)
Net cash provided by (used in) financing activities	119,078	(29,224)
Net change in cash and cash equivalents	(558)	(1,185)
Cash and cash equivalents, beginning of period	6,854	10,662
Cash and cash equivalents, end of period	$6,296	$9,477
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$5,912	$4,501
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$46,048	18,943
Accrual of dividends and distributions	$28,630	$22,688

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,”  “us,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of September 30, 2016, the Company owns a 70.7% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 29.3% interest in our Operating Partnership. See additional discussion in Note 8, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the expected results for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Intercompany balances and transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard will be effective for the fiscal year beginning January 1, 2018, and subsequent interim periods. We do not expect the provisions of ASC 2016-15 to have a material impact on our consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rental expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.6 million and $0.6 million for the three months ended September 30, 2016, and 2015, respectively, and $3.5 million and $2.9 million for the nine months ended September 30, 2016, and 2015, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $22.3 million and $19.6 million for the three months ended September 30, 2016, and 2015, respectively, and $63.9 million and $56.7 million for the nine months ended September 30, 2016, and 2015, respectively.

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

The fair value of the land and building of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” fair value is then allocated to land and building based on management's determination of the fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or nine months ended September 30, 2016, or 2015.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2016, and December 31, 2015, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or nine months ended September 30, 2016, or 2015.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including brokers, leasing agents, referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the lease terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Internal sales commissions	$18,678	$17,558
Third party commissions	13,910	15,866
External legal counsel	740	718
Total	$33,328	$34,142

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and nine months ended September 30, 2016, and 2015, no impairment of long-lived assets was recognized.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three or nine months ended September 30, 2016, and 2015.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For both the three months ended September 30, 2016, and 2015, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million. For both the nine months ended September 30, 2016, and 2015, the net effect of amortization of acquired above-market and below market leases resulted in an increase to rental revenue of $0.4 million.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At both September 30, 2016, and December 31, 2015, the allowance for doubtful accounts totaled $0.1 million.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At September 30, 2016, and December 31, 2015, the amounts included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets were approximately $1.4 million and $1.7 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2016, and December 31, 2015, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2013.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at September 30, 2016 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$96,202	$459	$101,815
Chicago	5,493	98,549	2,159	106,201
Denver	—	4,878	2,068	6,946
Los Angeles	28,467	232,825	3,439	264,731
Miami	728	10,482	2	11,212
New York	2,388	127,842	38,096	168,326
Northern Virginia	12,442	246,606	7,380	266,428
San Francisco Bay	27,791	369,328	219,325	616,444
Total	$82,463	$1,186,712	$272,928	$1,542,103

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Deferred leasing costs	$33,328	$34,142
Deferred rent receivable	31,215	29,309
Internal-use software	13,010	10,467
Prepaid expenses	6,415	2,689
Corporate furniture, fixtures and equipment	5,556	6,157
Deferred financing costs	1,766	2,251
Other	4,984	1,618
Total	$96,274	$86,633

5. Debt

A summary of outstanding indebtedness as of September 30, 2016, and December 31, 2015, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2016	2015
Revolving credit facility	2.08% and 1.98% at September 30, 2016, and December 31, 2015, respectively	June 24, 2019	$94,750	$142,250
2019 Senior unsecured term loan(1)	3.23% at September 30, 2016, and December 31, 2015	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.48% and 2.43% at September 30, 2016, and December 31, 2015	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.03% at September 30, 2016	February 2, 2021	100,000	—
2023 Senior unsecured notes	4.19% at September 30, 2016	June 15, 2023	150,000	—
Total principal outstanding			594,750	392,250
Unamortized deferred financing costs			(3,758)	(1,243)
Total debt			$590,992	$391,007

(1)

Our Operating Partnership entered into a swap agreement with respect to the 2019 Term Loan (as defined below) to swap the variable interest rate associated with $100 million, or 100%, of the 2019 Term Loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio. See Note 6 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership entered into a swap agreement with respect to the 2020 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2016, is 2.48%. See Note 6 – Derivatives and Hedging Activities.

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

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2016, our Operating Partnership’s leverage ratio was 20.7% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility, which is part of the Credit Agreement, is equal to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of September 30, 2016, the borrowing capacity was $350.0 million. As of September 30, 2016, $94.8 million was borrowed and outstanding, $4.5 million was outstanding under letters of credit and therefore $250.8 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of September 30, 2016, was 20.7%;
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of September 30, 2016, was 0%;
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of September 30, 2016, was 8.1 to 1.0; and

•

a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of September 30, 2016, our unhedged variable rate debt ratio was 9.3%.

As of September 30, 2016, we were in compliance with all of the covenants under the Credit Agreement.

2019 Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (as amended, the “2019 Term Loan”). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances, including securing capital from new or existing lenders. The 2019 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of September 30, 2016, we were in compliance with all of the covenants under the 2019 Term Loan.

The borrowings under the 2019 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership's leverage ratio. At September 30, 2016, our Operating Partnership’s leverage ratio was 20.7% and the interest rate was LIBOR plus 175 basis points.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2019 Term Loan, the 2021 Term Loan, the 2023 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of September 30, 2016, we were in compliance with all of the covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership's leverage ratio. At September 30, 2016, our Operating Partnership’s leverage ratio was 20.7% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2019 Term Loan, the 2020 Term Loan, the 2023 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of September 30, 2016, we were in compliance with all of the covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2016, our Operating Partnership’s leverage ratio was 20.7% and the interest rate was LIBOR plus 150 basis points.

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

The 2023 Notes rank pari passu with the 2019 Term Loan, the 2020 Term Loan, the 2021 Term Loan and the Credit Agreement. The Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. The aforementioned covenants are subject to a number of exceptions and qualifications set forth in the Note Purchase Agreement. As of September 30, 2016, we were in compliance with all of the covenants under the Note Purchase Agreement.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of September 30, 2016, based on when such debt currently becomes due (in thousands):

Year Ending December 31,
Remainder of 2016	$—
2017	—
2018	—
2019	194,750
2020	150,000
Thereafter	250,000
Total principal outstanding	594,750
Unamortized deferred financing costs	(3,758)
Total debt, net	$590,992

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income related to the unrealized loss or gain on derivative contracts were a gain of $0.8 million and a loss of $2.9 million for the three months ended September 30, 2016, and 2015, respectively, and a loss of $3.6 million and $3.8 million for the nine months ended September 30, 2016, and 2015, respectively. The amounts reclassified from other comprehensive income to interest expense on the condensed consolidated statements of operations were $0.4 million and $0.6 million for the three months ended September 30, 2016, and 2015, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2016, and 2015, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016, and 2015, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning October 1, 2016, we estimate that $1.7 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $3.0 million and $0.8 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheets as of September 30, 2016, and December 31, 2015, respectively.

7. Stockholders’ Equity

We declared the following dividends per share on our Series A cumulative preferred stock and common stock during the nine months ended September 30, 2016:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Stock
March 3, 2016	March 31, 2016	April 15, 2016	$0.4531	(1)	$0.53
May 20, 2016	June 30, 2016	July 15, 2016	0.4531	(2)	0.53
September 2, 2016	September 30, 2016	October 17, 2016	0.4531	(3)	0.53
			$1.3593		$1.59

(1)	Dividend covers the period from January 15, 2016, to April 14, 2016.
(2)	Dividend covers the period from April 15, 2016, to July 14, 2016.
(3)	Dividend covers the period from July 15, 2016, to October 14, 2016.

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

The following table shows the ownership interests in our Operating Partnership as of September 30, 2016, and December 31, 2015:

	September 30, 2016		December 31, 2015
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,371,340	70.7%	30,136,556	64.1%
Noncontrolling interests	13,851,347	29.3	16,858,347	35.9
Total	47,222,687	100.0%	46,994,903	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the nine months ended September 30, 2016, we issued 227,784 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of September 30, 2016, received quarterly distributions of $0.53 per unit, payable in correlation with declared dividends on common stock.

During the nine months ended September 30, 2016, 3,007,000 common Operating Partnership units held by The Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the sale of 3,007,000 shares of our common stock. This redemption was recorded as a $37.4 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the condensed consolidated balance sheets.

The redemption value of the noncontrolling interests at September 30, 2016, was $1.0 billion based on the closing price of the Company’s common stock of $74.04 on that date.

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

As of September 30, 2016, 3,109,969 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods.

The following table sets forth stock option activity under the 2010 Plan for the nine months ended September 30, 2016:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2015	340,210	$21.77
Granted	—	—
Exercised	(71,609)	17.35
Forfeited	—	—
Expired	—	—
Options outstanding, September 30, 2016	268,601	$22.95

The following table sets forth the number of shares subject to options that are unvested as of September 30, 2016, and the fair value of these options at the grant date:

	Number of	Weighted-
	Shares	Average Fair
	Subject to	Value at Grant
	Option	Date
Unvested balance, December 31, 2015	105,267	$9.13
Granted	—	—
Forfeited	—	—
Vested	(88,944)	8.97
Unvested balance, September 30, 2016	16,323	$9.99

As of September 30, 2016, total unearned compensation on options was approximately $0.1 million, and the weighted-average vesting period was 0.4 years.

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

		Weighted-
	Restricted	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2015	377,612	$38.51
Granted	179,511	66.69
Forfeited	(35,046)	53.86
Vested	(196,708)	36.62
Unvested balance, September 30, 2016	325,369	$53.55

As of September 30, 2016, total unearned compensation on restricted awards was approximately $13.9 million, and the weighted-average vesting period was 2.6 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 0% and 150% of a target number of shares for PSAs granted in 2014 and between 25% and 175% of the target for PSAs granted in 2015 and 2016. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not achieve maximum relative TSR versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by the Company at the end of the three-year performance period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the three-year performance period. During the nine months ended September 30, 2016, and 2015, zero and 6,444 PSAs, respectively, were not achieved due to performance against the MSCI REIT Index correlating to less than the maximum achievable during the performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2015	10,203	142,963	92,802	$42.78
Granted	11,796	82,572	47,184	84.78
Forfeited	(7,988)	(55,916)	(31,952)	69.12
Vested	(125)	(1,894)	(1,180)	42.17
Unvested balance, September 30, 2016	13,886	167,725	106,854	$54.24

As of September 30, 2016, total unearned compensation on PSAs was approximately $3.3 million, and the weighted-average vesting period was 2.2 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield.

The following table summarizes the assumptions used to value the PSAs granted during the nine months ended September 30, 2016, and 2015.

	Nine Months Ended September 30,
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shares	$12,180	$6,920	$35,476	$17,026
Weighted-average common shares outstanding - basic	33,425,762	26,126,332	31,906,000	24,029,106
Effect of potentially dilutive common shares:
Stock options	192,272	238,386	197,166	329,833
Unvested awards	294,121	184,819	258,201	185,673
Weighted-average common shares outstanding - diluted	33,912,155	26,549,537	32,361,367	24,544,612
Net income per share attributable to common shares
Basic	$0.36	$0.26	$1.11	$0.71
Diluted	$0.36	$0.26	$1.10	$0.69

In the calculations above, we have excluded weighted-average potentially dilutive securities of 7,757 and 40,565 for the three months ended September 30, 2016, and 2015, respectively, and 113,920 and 157,534 for the nine months ended September 30, 2016, and 2015, respectively, as their effect would have been antidilutive.

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

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, interest rate swaps, the revolving credit facility, the senior unsecured term loans, senior unsecured notes, interest payable and accounts payable. The carrying values of cash and cash equivalents, accounts and other receivables, interest payable and accounts payable approximate fair values due to the short-term nature of these financial instruments. The interest rate swaps are recorded at fair value.

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of September 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $594.8 million and $392.3 million as of September 30, 2016, and December 31, 2015, respectively, with a fair value that approximated book value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At September 30, 2016, we had open commitments related to construction contracts of approximately $49.8 million.

On August 11, 2016, we entered into a contract to acquire Sunrise Technology Park, a 21.75-acre light-industrial / flex office park located in Reston, VA, for a purchase price of $65.1 million. Pursuant to the purchase agreement and subject to customary closing conditions, we agreed to purchase the property following the defeasance by the property owner of an existing loan encumbering the property.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At September 30, 2016, we had open commitments related to these contracts of approximately $9.6 million.

We entered into a Memorandum of Understanding with the Virginia Economic Development Partnership Authority (the “Virginia Memorandum of Understanding”) pursuant to which we are afforded the opportunity to benefit from an exemption from sales and use tax for certain qualifying data center related purchases and equipment leases. This exemption also extends to our customers who execute a Landlord-Tenant Participation Agreement under the Virginia Memorandum of Understanding.  The Virginia Memorandum of Understanding establishes thresholds relating to the level of capital investment and qualifying new jobs created within the Commonwealth of Virginia by us and our customers who have agreed to sign participation agreements. In the event those thresholds are not met as of the agreed upon performance date of June 1, 2017, we would be required to repay the sales and use tax benefit we have received, as well as any tax benefit received by our customers who default on their obligation to repay the tax benefit they have received under the exemption program up to a maximum of $7.5 million. We estimate that we may be required to repay between $0.0 million and $4.0 million for sales and use tax benefits we have received under the exemption program, of which none has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheets as of September 30, 2016, and December 31, 2015, as we believe we will meet the thresholds as of the performance date.

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

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties entered into a Memorandum of Understanding, pursuant to which the parties agreed to settle the lawsuit. The settlement, which remains subject to Superior Court approval, resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California, as well a related class action lawsuit filed on July 22, 2016, alleging similar claims, in exchange for a $600,000 payment to be made by us. We anticipate that a hearing for Superior Court approval of the settlement will occur during the first quarter of 2017. There can be no assurance that the settlement will be finally approved by the Superior Court.

We intend to vigorously defend both of these legal proceedings. While it is not feasible to predict or determine the outcome of these legal proceedings, as of September 30, 2016, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.6 million and $3.1 million in the aggregate, of which $2.9 million has been accrued in accounts payable and accrued expenses in our consolidated balance sheet as of September 30, 2016.

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

We deliver secure, reliable, high-performance data center and interconnection solutions to a growing customer ecosystem across eight key North American markets. We connect, protect and deliver a reliable performance environment and continued operation of mission-critical data and information technology infrastructure for more than 1,000 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers.

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

Our Portfolio

As of September 30, 2016, our property portfolio included 18 operating data center facilities, office and light-industrial space and multiple development projects that collectively comprise over 2.9 million net rentable square feet (“NRSF”), of which over 1.9 million NRSF is existing data center space. The 0.6 million NRSF of development projects includes space available for development and construction of new facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of September 30, 2016:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
Los Angeles
One Wilshire campus
LA1*	$28,310	139,053	91.5%	—	—%	139,053	91.5%	10,352	149,405
LA2	29,405	254,343	89.4	43,345	15.6	297,688	78.6	127,202	424,890
Los Angeles Total	57,715	393,396	90.1	43,345	15.6	436,741	82.7	137,554	574,295
San Francisco Bay
SV1	6,572	85,932	83.9	—	—	85,932	83.9	—	85,932
SV2	8,349	76,676	93.7	—	—	76,676	93.7	—	76,676
Santa Clara campus(6)	37,168	388,589	98.6	—	—	388,589	98.6	230,000	618,589
San Francisco Bay Total	52,089	551,197	95.6	—	—	551,197	95.6	230,000	781,197
Northern Virginia
VA1	27,502	201,719	95.0	—	—	201,719	95.0	—	201,719
VA2	12,050	115,336	100.0	73,111	8.0	188,447	64.3	—	188,447
DC1*	3,276	22,137	87.0	—	—	22,137	87.0	—	22,137
Northern Virginia Total	42,828	339,192	96.2	73,111	8.0	412,303	80.5	—	412,303
Chicago
CH1	18,633	178,407	93.4	—	—	178,407	93.4	—	178,407
Boston
BO1	17,121	166,026	98.7	14,031	54.6	180,057	95.2	73,619	253,676
New York
NY1*	5,015	48,404	71.5	—	—	48,404	71.5	—	48,404
NY2	9,367	68,822	94.9	32,920	44.4	101,742	78.5	134,508	236,250
New York Total	14,382	117,226	85.2	32,920	44.4	150,146	76.3	134,508	284,654
Miami
MI1	1,937	30,176	82.9	—	—	30,176	82.9	13,154	43,330
Denver
DE1*	1,349	5,878	100.0	—	—	5,878	100.0	23,906	29,784
DE2*	438	5,140	98.3	—	—	5,140	98.3	—	5,140
Denver Total	1,787	11,018	99.2	—	—	11,018	99.2	23,906	34,924
Total Data Center	$206,492	1,786,638	93.7%	163,407	21.4%	1,950,045	87.6%	612,741	2,562,786

Office and Light-Industrial(7)	7,622	354,721	76.8	—	—	354,721	76.8	—	354,721
Total Portfolio	$214,114	2,141,359	90.9%	163,407	21.4%	2,304,766	86.0%	612,741	2,917,507

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 28).

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of September 30, 2016, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $220.0 million as of September 30, 2016, which reflects the addition of $5.9 million in operating expense reimbursements to contractual net rent under modified gross and triple-net leases. See footnote (6) below for more information regarding annualized rent for the Santa Clara campus.

(5)

Includes customer leases that have commenced and are occupied as of September 30, 2016. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of September 30, 2016. The percent occupied for stabilized data center space would have been 94.3%, rather than 93.7%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 87.0%, rather than 86.0%, if all leases signed in current and prior periods had commenced.

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

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2014, excluding space for which development was completed and became available to be leased after September 30, 2016. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the September 30, 2016, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2015, and 2014, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
Los Angeles
One Wilshire campus
LA1*	$28,481	139,053	91.5%	4,373	76.4%	143,426	91.0%
LA2	26,252	234,801	89.0	7,029	86.5	241,830	88.9
Los Angeles Total	54,733	373,854	89.9	11,402	82.6	385,256	89.7
San Francisco Bay
SV1	12,101	85,932	83.9	234,238	79.2	320,170	80.5
SV2	8,349	76,676	93.7	—	—	76,676	93.7
Santa Clara campus(3)	33,095	252,009	97.9	712	84.3	252,721	97.8
San Francisco Bay Total	53,545	414,617	94.2	234,950	79.3	649,567	88.8
Northern Virginia
VA1	28,538	201,719	95.0	61,050	86.8	262,769	93.1
DC1*	3,276	22,137	87.0	—	—	22,137	87.0
Northern Virginia Total	31,814	223,856	94.2	61,050	86.8	284,906	92.6
Chicago
CH1	16,224	166,776	93.9	4,946	71.3	171,722	93.3
Boston
BO1	16,071	166,026	98.7	19,495	75.7	185,521	96.3
New York
NY1*	5,028	48,404	71.5	209	100.0	48,613	71.7
NY2	6,079	52,692	93.3	20,735	20.3	73,427	72.7
New York Total	11,107	101,096	82.9	20,944	21.1	122,040	72.3
Miami
MI1	1,960	30,176	82.9	1,934	55.7	32,110	81.2
Denver
DE1*	1,107	4,726	100.0	—	—	4,726	100.0
DE2*	438	5,140	98.3	—	—	5,140	98.3
Denver Total	1,545	9,866	99.1	—	—	9,866	99.1
Total Facilities at September 30, 2016(4)	$186,999	1,486,267	92.6%	354,721	76.8%	1,840,988	89.6%

Total Facilities at December 31, 2015	$178,041		89.9%		71.9%		86.5%

Total Facilities at December 31, 2014	$156,646		81.9%		75.8%		80.7%

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

(4)

The percent occupied for data center space, office and light-industrial space, and total space would have been 93.3%, 76.9% and 90.1%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $187.0 million at September 30, 2016, compared to $178.0 million at December 31, 2015. The increase of $9.0 million in annualized rent is due primarily to the 7.8% increase in data center occupancy at our Los Angeles campus which resulted in an increase of 29,191 occupied NRSF at the campus.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of September 30, 2016:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
Santa Clara campus(3)	230,000	—	230,000
Los Angeles
One Wilshire campus
LA1	—	10,352	10,352
LA2	4,726	122,476	127,202
Los Angeles Total	4,726	132,828	137,554
Boston
BO1	—	73,619	73,619
New York
NY2	—	134,508	134,508
Miami
MI1	—	13,154	13,154
Denver
DE1	8,276	15,630	23,906
Total Facilities(4)	243,002	369,739	612,741

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

(3)	On October 12, 2016, we completed construction of SV7, a 230,000 NRSF data center, and commenced operating activities of the facility.
(4)

In addition to our development opportunities disclosed within this table, we have entitled and unentitled land adjacent to our NY2 and LA2 facilities, in the form of existing parking lots. By utilizing existing parking lots, we believe that we could develop 100,000 NRSF and 200,000 NRSF buildings at NY2 and LA2, respectively, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the nine months ended September 30, 2016 (in thousands):

Nine Months Ended
September 30, 2016
Data center expansion	$236,493
Non-recurring investments	8,286
Tenant improvements	4,551
Recurring capital expenditures	4,018
Total capital expenditures	$253,348

During the nine months ended September 30, 2016, we incurred approximately $253.3 million of capital expenditures, of which approximately $236.5 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of the capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the nine months ended September 30, 2016, we completed development of seven computer rooms placed into service at three properties and a 136,580 NRSF powered shell data center at our Santa Clara campus. The following table sets forth capital expenditures spent on data center NRSF placed into service during the nine months ended September 30, 2016, or under construction at September 30, 2016:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
BO1	$3,396	14,031	—
LA2	10,264	43,345	4,726
SV6	11,342	136,580	—
SV7	184,671	—	230,000
VA2	10,566	96,274	—
Other	16,254	—	8,276
Total	$236,493	290,230	243,002

During the nine months ended September 30, 2016, we incurred approximately $8.3 million in non-recurring investments, of which $5.3 million is a result of internal IT software development and the remaining $3.0 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the nine months ended September 30, 2016, we incurred approximately $4.6 million in tenant improvements, which relates to small tenant improvement projects at various properties.

During the nine months ended September 30, 2016, we incurred approximately $4.0 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 323,000 NRSF of space currently unoccupied in our total portfolio, 197 and 918 data center leases representing approximately 4.2% and 16.6% of the NRSF in our operating data center portfolio with current average annualized rental rates of $167 per NRSF and $151 per NRSF are scheduled to expire during the remainder of 2016 and the year ending December 31, 2017, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. In addition, the loss of one or more significant customers could have a material adverse effect on our results of operations. Excluding space held for development, as of September 30, 2016, the occupancy rate of data center properties in our portfolio, stabilized and pre-stabilized, was 87.6% of NRSF, compared to 85.4% as of September 30, 2015. During the nine months ended September 30, 2016, new and expansion leases totaling approximately 211,000 NRSF were signed. The following table summarizes our leasing activity during the nine months ended September 30, 2016:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent	NRSF(2)	Rates(3)		Growth(4)
New/expansion leases commenced	September 30, 2016	178	$7,493	50,455	$148
	June 30, 2016	152	8,699	157,642	55	(5)
	March 31, 2016	133	7,549	45,965	164

New/expansion leases signed	September 30, 2016	162	$11,214	59,991	$187
	June 30, 2016	171	7,656	48,147	159
	March 31, 2016	119	22,478	102,678	219

Renewal leases signed	September 30, 2016	157	$10,872	76,735	$142		6.8%
	June 30, 2016	173	8,512	70,028	122		9.4
	March 31, 2016	171	9,732	56,333	173		9.2

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
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

Results of Operations

Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2016, and 2015. A summary of our operating results for the three months ended September 30, 2016, and 2015, is as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Operating revenue	$101,274	$86,382	$14,892	17.2%
Operating expense	78,769	69,631	9,138	13.1
Operating income	22,505	16,751	5,754	34.4
Interest expense	3,222	2,188	1,034	47.3
Net income	19,319	14,530	4,789	33.0

Operating Revenues

Operating revenues during the three months ended September 30, 2016, and 2015, were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Data center revenue:
Rental revenue	$54,219	$47,135	$7,084	15.0%
Power revenue	28,844	23,543	5,301	22.5
Interconnection revenue	13,374	11,400	1,974	17.3
Tenant reimbursement and other	2,826	2,357	469	19.9
Total data center revenue	99,263	84,435	14,828	17.6
Office, light-industrial and other revenue	2,011	1,947	64	3.3
Total operating revenues	$101,274	$86,382	$14,892	17.2%

A majority of the increase in operating revenues was due to a $12.4 million increase in data center rental and power revenue during the three months ended September 30, 2016, compared to the 2015 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of 308,000 NRSF at an average rental rate of $107 per NRSF and the renewal of 253,000 NRSF at a rent growth rate of 7.9% during the twelve months ended September 30, 2016. This increase was partially offset by the move out of customer leases totaling 67,000 NRSF at an average rental rate of $163 per NRSF during the twelve months ended September 30, 2016.

In addition, interconnection revenue increased $2.0 million, or 17.3%, during the three months ended September 30, 2016, compared to the 2015 period, primarily as a result of an increase in the volume of cross connects from new and existing customers. During the twelve months ended September 30, 2016, total cross connections grew 12.5%.

Operating Expenses

Operating expenses during the three months ended September 30, 2016, and 2015, were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Property operating and maintenance	$28,283	$24,203	$4,080	16.9%
Real estate taxes and insurance	3,524	3,216	308	9.6
Depreciation and amortization	26,981	24,347	2,634	10.8
Sales and marketing	4,465	3,775	690	18.3
General and administrative	9,432	8,644	788	9.1
Rent	5,967	5,440	527	9.7
Transaction costs	117	6	111	1,850.0
Total operating expenses	$78,769	$69,631	$9,138	13.1%

Property operating and maintenance expense increased $4.1 million, or 16.9%, primarily as a result of an increase in power expense due to increased customer consumption as a result of the commencement of new and expansion leases during the twelve months ended September 30, 2016, that resulted in a 21.9% increase in occupied data center NRSF from 1,402,009 NRSF as of September 30, 2015, to 1,709,055 NRSF as of September 30, 2016. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $0.3 million, or 9.6%, during the three months ended September 30, 2016, compared to the 2015 period, primarily as a result of the receipt of 2016 tax assessments being higher than previous amounts at our Virgina campus.

Depreciation and amortization expense increased $2.6 million as a result of an increase in depreciation expense from approximately 290,000 NRSF of new data center capital projects placed into service during the twelve months ended September 30, 2016, with a cost basis of approximately $125.2 million.

Interest Expense

Interest expense increased during the three months ended September 30, 2016, compared to 2015, as a result of the increase in overall debt outstanding offset by an increase in capitalized interest due to data center projects under construction as of September 30, 2016. The overall principal amount of our debt outstanding was $594.8 million and $360.3 million as of September 30, 2016, and 2015, respectively. A summary of interest expense for the three months ended September 30, 2016, and 2015, is as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Interest expense and fees	$4,432	$2,392	$2,040	85.3%
Amortization of deferred financing costs	370	413	(43)	(10.4)
Capitalized interest	(1,580)	(617)	(963)	(156.1)
Total interest expense	$3,222	$2,188	$1,034	47.3%
Percent capitalized	32.9%	22.0%

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

The discussion below relates to our financial condition and results of operations for the nine months ended September 30, 2016, and 2015. A summary of our operating results for the nine months ended September 30, 2016, and 2015, is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Operating revenue	$289,844	$242,373	$47,471	19.6%
Operating expense	223,160	197,610	25,550	12.9
Operating income	66,684	44,763	21,921	49.0
Interest expense	7,914	5,183	2,731	52.7
Net income	58,760	39,472	19,288	48.9

Operating Revenues

Operating revenues during the nine months ended September 30, 2016, and 2015, were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Data center revenue:
Rental revenue	$156,954	$133,282	$23,672	17.8%
Power revenue	80,819	64,782	16,037	24.8
Interconnection revenue	39,093	32,210	6,883	21.4
Tenant reimbursement and other	6,982	6,049	933	15.4
Total data center revenue	283,848	236,323	47,525	20.1
Office, light industrial and other revenue	5,996	6,050	(54)	(0.9)
Total operating revenues	$289,844	$242,373	$47,471	19.6%

A majority of the increase in operating revenues was due to a $39.7 million increase in data center rental and power revenue during the nine months ended September 30, 2016, compared to the 2015 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of 308,000 NRSF at an average rental rate of $107 per NRSF and the renewal of 253,000 NRSF at a rent growth rate of 7.9% during the twelve months ended September 30, 2016. This increase is partially offset by the move out of customer leases totaling 67,000 NRSF at an average rental rate of $163 per NRSF during the twelve months ended September 30, 2016.

In addition, interconnection revenue increased $6.9 million, or 21.4%, during the nine months ended September 30, 2016, compared to the 2015 period, primarily as a result of an increase in the volume of cross connects from new and existing customers. During the twelve months ended September 30, 2016, total cross connections grew 12.5%.

Operating Expenses

Operating expenses during the nine months ended September 30, 2016, and 2015, were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Property operating and maintenance	$78,522	$65,965	$12,557	19.0%
Real estate taxes and insurance	9,659	8,421	1,238	14.7
Depreciation and amortization	77,978	71,209	6,769	9.5
Sales and marketing	13,187	11,813	1,374	11.6
General and administrative	26,970	24,461	2,509	10.3
Rent	16,718	15,690	1,028	6.6
Transaction costs	126	51	75	147.1
Total operating expenses	$223,160	$197,610	$25,550	12.9%

Property operating and maintenance expense increased $12.6 million, or 19.0%, primarily as a result of an increase in power expense due to increased customer consumption as a result of the commencement of new and expansion leases during the twelve months ended September 30, 2016, that resulted in a 21.9% increase in occupied data center NRSF from 1,402,009 NRSF as of September 30, 2015, to 1,709,055 NRSF as of September 30, 2016. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $1.2 million during the nine months ended September 30, 2016, compared to the 2015 period, primarily as a result of increased tax assessments at various properties.

Depreciation and amortization expense increased $6.8 million as a result of an increase in depreciation expense from approximately 290,000 NRSF of new data center capital projects placed into service during the twelve months ended September 30, 2016, with a cost basis of approximately $125.2 million.

Interest Expense

Interest expense increased during the nine months ended September 30, 2016, compared to 2015, as a result of the increase in overall debt outstanding during the nine months ended September 30, 2016. The overall principal amount of our debt outstanding was $594.8 million and $360.3 million as of September 30, 2016, and 2015, respectively. A summary of interest expense for the nine months ended September 30, 2016, and 2015, is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Interest expense and fees	$10,491	$7,083	$3,408	48.1%
Amortization of deferred financing costs	964	999	(35)	(3.5)
Capitalized interest	(3,541)	(2,899)	(642)	(22.1)
Total interest expense	$7,914	$5,183	$2,731	52.7%
Percent capitalized	30.9%	35.9%

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

Net cash provided by operating activities was $122.9 million for the nine months ended September 30, 2016, compared to $103.4 million for the nine months ended September 30, 2015, an increase of $19.5 million, or 18.8%. Cash provided by operating activities increased primarily due to growth in data center rental, power and interconnection revenue from existing customers and the completion and subsequent leasing of new data center space.

Net cash used in investing activities increased by $167.1 million, or 221.7%, to $242.5 million for the nine months ended September 30, 2016, compared to $75.4 million for the nine months ended September 30, 2015. This increase was due primarily to construction spend on our SV6 and SV7 properties at our Santa Clara campus.

Net cash provided by financing activities was $119.1 million for the nine months ended September 30, 2016, compared to $29.2 million used in financing activities for the nine months ended September 30, 2015. The $148.3 million change in financing activities was primarily a result of cash proceeds from the 2021 Term Loan and the 2023 Notes of $100 million and $150 million, respectively, and net cash payments on the revolving credit facility of $47.5 million during the nine months ended September 30, 2016, compared to cash proceeds from the 2020 Term Loan of $150 million and net cash payments on the revolving credit facility of $108.3 million during the nine months ended September 30, 2015. The increase in cash proceeds from debt instruments was partially offset by an increase of $16.1 million in dividends and distributions paid on our common stock and Operating Partnership units during the nine months ended September 30, 2016, as a result of an increase in the quarterly dividend from $0.42 per share or unit paid during the nine months ended September 30, 2015, to $0.53 per share or unit paid during the nine months ended September 30, 2016.

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

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of September 30, 2016, we had $6.3 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $220 million to $240 million of capital investment to expand our operating data center portfolio. The capital investment estimate includes approximately $130 million that we anticipate we will invest over the next twelve months to acquire a 21.75 acre light-industrial / flex office park in Reston, VA, and commence data center redevelopment to extend our position as a multi-tenant data center provider in the Northern Virginia market. The table below summarizes our current projects under construction as of September 30, 2016, and the remaining estimated capital required:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated		Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	Per NRSF	Leased
TKD(1)
SV7	San Francisco Bay	Q4 2016	230,000	$208,172	$211,000	$917	61.7%
LA2	Los Angeles	Q4 2016	4,726	392	2,000	423	100.0
DE1(2)	Denver	Q2 2017	8,276	1,980	12,500	1,510	—

Total TKD			243,002	$210,544	$225,500		60.3%

Deferred Expansion Capital
NY2	New York	Q4 2016	—	$4,581	$6,100
CH1	Chicago	Q1 2017	—	1,914	10,000
VA2	Northern Virginia	Q1 2017	—	3,913	10,400
Total Deferred Expansion Capital			—	$10,408	$26,500

Total			243,002	$220,952	$252,000

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

(2)	Includes a portion of the cost of infrastructure to support later phases of the development.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and by incurring additional indebtedness, including drawing on our revolving credit facility or other debt instruments. In June 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated credit agreement (“the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. During the nine months ended September 30, 2016, we entered into a $100 million senior unsecured term loan under the Credit Agreement, maturing on February 2, 2021, and issued $150 million of senior unsecured notes due June 15, 2023. The proceeds from these two transactions were used to pay down the revolving credit facility and increase our short-term liquidity. The total amount available for borrowing under our revolving credit facility is equal to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of September 30, 2016, $94.8 million was borrowed and outstanding, $4.5 million was outstanding under letters of credit and therefore $250.7 million remained available for us to borrow under our revolving credit facility. Our Credit Agreement contains an accordion feature which allows our Operating Partnership to increase the total commitment by $200.0 million under specified circumstances, including securing capital from new or existing lenders. Our indebtedness maturity schedule is summarized below and as of September 30, 2016, we were in compliance with all of the covenants under our debt arrangements.

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

Indebtedness

A summary of outstanding indebtedness as of September 30, 2016, and December 31, 2015, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2016	2015
Revolving credit facility	2.08% and 1.98% at September 30, 2016, and December 31, 2015, respectively	June 24, 2019	$94,750	$142,250
2019 Senior unsecured term loan	3.23% at September 30, 2016, and December 31, 2015	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan	2.48% and 2.43% at September 30, 2016, and December 31, 2015	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.03% at September 30, 2016	February 2, 2021	100,000	—
2023 Senior unsecured notes	4.19% at September 30, 2016	June 15, 2023	150,000	—
Total principal outstanding			594,750	392,250
Unamortized deferred financing costs			(3,758)	(1,243)
Total debt			$590,992	$391,007

As of September 30, 2016, we were in compliance with the covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of September 30, 2016, and December 31, 2015, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$19,319	$14,530	$58,760	$39,472
Real estate depreciation and amortization	25,533	22,818	73,782	64,414
Gain on land disposal	—	—	—	(36)
FFO	44,852	37,348	132,542	103,850
Preferred stock dividends	(2,084)	(2,084)	(6,253)	(6,253)
FFO attributable to common shares and units	$42,768	$35,264	$126,289	$97,597
FFO per common share and OP unit - diluted	$0.90	$0.74	$2.65	$2.06

Distribution Policy

In order to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”), we are generally required to make annual distributions to our stockholders of at least 90% of our net taxable income. Our common share distribution policy is to distribute a percentage of our cash flow to ensure that we will, at a minimum, meet the distribution requirements of the Code and consider other cash requirements, such as capital improvements, investment activities and other capital needs.

We have made distributions every quarter since our initial public offering. During the three months ended September 30, 2016, we declared a dividend of $0.53 per common share and Operating Partnership Unit as of September 30, 2016. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of September 30, 2016, we had $444.8 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of September 30, 2016, we have two interest rate swap agreements in place to fix the interest rate on $175.0 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $269.8 million of variable rate debt outstanding as of September 30, 2016. See additional discussion in Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $269.8 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $2.7 million per year.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties entered into a Memorandum of Understanding, pursuant to which the parties agreed to settle the lawsuit. The settlement, which remains subject to Superior Court approval, resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California, as well a related class action lawsuit filed on July 22, 2016, alleging similar claims, in exchange for a $600,000 payment to be made by us.  We anticipate that a hearing for Superior Court approval of the settlement will occur during the first quarter of 2017. There can be no assurance that the settlement will be finally approved by the Superior Court.

We intend to vigorously defend both of these legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Consulting and Separationg Agreement, dated July 27, 2016, among CoreSite Realty Corporation, CoreSite, L.P., CoreSite L.L.C. and Thomas M. Ray.(4)

10.2	Employment Agreeement, dated July 27, 2016, between CoreSite, L.L.C. and Paul E. Szurek.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed July 28, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: October 28, 2016	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Bylaws of CoreSite Realty Corporation.(1)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Consulting and Separationg Agreement, dated July 27, 2016, among CoreSite Realty Corporation, CoreSite, L.P., CoreSite L.L.C. and Thomas M. Ray.(4)

10.2	Employment Agreeement, dated July 27, 2016, between CoreSite, L.L.C. and Paul E. Szurek.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed July 28, 2016.