Form 10-K
period 2016-12-31
CoreSite Realty Corp
filed 2017-02-10
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $2,493.3 million as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 8, 2017, there were 33,895,316 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K for the fiscal year ended December 31, 2016 (this “Annual Report”), together with other statements and information publicly disseminated by our company, contains certain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward‑looking statements. You can identify forward‑looking statements by the use of forward‑looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward‑looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward‑looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our failure to qualify or maintain our status as a Real Estate Investment Trust (“REIT”); (x) financial market fluctuations; (xi) changes in real estate and zoning laws and increases in real property tax rates; (xii) delays or disruptions in third‑party network connectivity; (xiii) service failures or price increases by third party power suppliers; (xiv) inability to renew net leases on the data center properties we lease; and (xv) other factors affecting the real estate industry generally.

In addition, important factors that could cause actual results to differ materially from the forward‑looking statements include the risk factors in Item 1A. “Risk Factors” and elsewhere in this Annual Report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they might affect us. We assume no obligation to update any forward‑looking statements after the date of this Annual Report, except as required by applicable law. Given these risks and uncertainties, investors should not place undue reliance on forward‑looking statements as a prediction of actual results.

When we use the terms “we,” “us,” “our,” the “Company,” “CoreSite” and “our company” in this Annual Report, we are referring to CoreSite Realty Corporation, a Maryland corporation, together with our consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which we are the sole general partner and which we refer to as “our Operating Partnership.”

PART I

ITEM 1.  BUSINESS

The Company

We deliver secure, reliable, high‑performance data center and interconnection solutions to a growing customer ecosystem across eight key North American markets. More than 1,000 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose CoreSite to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

Our Business

We are a fully integrated, self‑administered, and self‑managed real estate investment trust (“REIT”) for federal income tax purposes and we conduct certain activities through our taxable REIT subsidiaries. Through our controlling interest in CoreSite, L.P., a Delaware limited partnership, our “Operating Partnership,” we are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the Northern Virginia (including Washington D.C.), New York, and San Francisco Bay areas, Chicago, Los Angeles, Boston, Miami and Denver. We are a Maryland corporation organized in 2010.

Our data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission‑critical equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks and exchange traffic with each other. Our data centers feature advanced reliable and efficient power, cooling and security systems, including generally twenty-four-hours-a-day, seven-days-a-week in‑house security staffing, and many are points of network interconnection that provide the evolved ecosystems our customers need to meet their own competitive challenges and business goals. We believe we have the flexibility and scalability to satisfy the full spectrum of our customers’ growth requirements and corresponding data center needs by providing data center space ranging in size from an entire building or large dedicated suite to a cage or half cabinet.

The first data center in our portfolio was purchased in 2000 by certain real estate funds (the “Funds”) affiliated with The Carlyle Group, our Predecessor, and since then we have continued to acquire, develop and operate these types of data center facilities. Our properties are self‑managed, including construction project management in connection with our development initiatives. As of December 31, 2016, our property portfolio included 20 operating data center facilities, office and light‑industrial space and multiple development projects and space, which collectively comprise over 3.5 million net rentable square feet (“NRSF”), of which over 2.2 million NRSF is existing data center space.

Our Competitive Strengths

We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the demand for data center space and interconnection services, and thereby grow our cash flow.

Secure, Reliable, and Compliant.  We help businesses protect mission‑critical data, performance sensitive applications and IT infrastructure by delivering secure, reliable, and compliant data center solutions. Our data centers feature advanced efficient power and cooling infrastructure to support our customers’ IT infrastructure with additional power capacity to support continued growth. We provide twenty‑four‑hours‑a‑day, seven‑days‑a‑week in‑house security guard monitoring with customizable security features. We also provide the infrastructure and physical security required to support many of our customers’ information, data, and security compliance needs.

High Performance.  We offer cloud-enabled, network rich data center campuses with over 20,000 interconnections across our portfolio and direct access to over 375 carriers and ISPs (Internet Service Providers), over 300 leading cloud and IT service providers and inter‑site connectivity. Our offerings include the CoreSite Open Cloud Exchange and the Any2 Internet Exchange. We believe that the diverse network connectivity options at many of our data centers provide us with a competitive advantage because network‑dense facilities offering high levels of connectivity typically take many years to establish. Many providers in our data center facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers, while enterprises can reduce their total cost of operations by directly connecting to service providers in the same data center in a cost effective manner.

Scalable.  Across 20 operating data centers in eight key North American markets, we lease space to enterprises, cloud and IT service providers, and network and mobility providers. We believe our ability to be both flexible and scalable is a key differentiator. We offer many space, power, and interconnection options that allow customers to select products and services that meet their needs. We believe we have a compelling combination of presence in most of the top data center markets in the U.S. with the ability to meet customers’ growing capacity requirements within those markets.

At December 31, 2016, our data center facilities have approximately 281,000 NRSF of unoccupied space. We have the ability to increase our occupied data center square footage by approximately 1,275,000 NRSF, or 66%, through leasing our unoccupied space and the development of 27,000 NRSF space under construction as of December 31, 2016, and approximately 967,000 NRSF at multiple facilities that are available for future development based on market supply and demand.

Best‑in‑Class Customer Experience.  We believe our 422 professionals deliver best‑in‑class service by placing customer needs first in supporting the planning, implementation and operating requirements of customers. We provide dedicated implementation resources to ensure a seamless onboarding process for customers. Our leasing and sales professionals can develop complex data center solutions for the most demanding customer requirements and our experienced and committed operations and facilities personnel are available for extensive management support.

Facilities in Key Markets.  Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets and we expect to continue benefitting from this concentration as customers seek new, high‑quality data center space and interconnections within our markets, which are many of the key North American network, financial, cloud and commercial hubs. Our data centers are located in the Northern Virginia (including Washington D.C.), New York and San Francisco Bay areas, Chicago, Los Angeles, Boston, Miami and Denver. Many of our facilities are also situated in close proximity to a concentration of key businesses and corporations, driving demand for our data center space and interconnection services.

Diversified Customer Base.  We have a diverse, global customer base, which we believe is a reflection of our strong reputation and proven track record, as well as our customers’ trust in our ability to house their mission‑critical applications and vital communications technology. Our diverse customer base spans many industries across eight key North America markets. In addition to geographic markets, we group our customers into the following industry verticals:

•	Enterprises: digital content and multimedia, systems integrators and managed services providers (“SI & MSP”), financial, healthcare, education, government, manufacturing and professional services
•	Cloud and IT Service Providers
•	Networks and Mobility: domestic and international telecommunications carriers, ISPs and CDNs (Content Delivery Networks)

Business and Growth Strategies

Our business objective is to continue growing our position as a provider of strategically located data center space in North America. Key components of our strategy include the following:

Increase Cash Flow of In‑Place Data Center Space.  We actively manage and lease our properties to increase cash flow by:

•

Leasing Available Space.  We have the ability to increase both our revenue and our revenue per square foot by leasing additional space, power and interconnection services to new and existing data center customers. As of December 31, 2016, substantially all of our data center facilities had space and power available to offer our customers the ability to increase their square footage under lease as well as the amount of power they use per square foot. Our existing data center facilities have approximately 281,000 NRSF, or 12.6% of space currently unoccupied. We believe this space, together with available power, enables us to generate incremental revenue within our existing data center footprint.

•

Increasing Interconnection in our Facilities.  As more customers locate in our data center facilities, it benefits their business partners and customers to colocate with CoreSite in order to gain the full economic and performance benefits of our interconnection services. We believe this ecosystem of customers continues to drive new and existing customer growth, and in turn, increases the volume of interconnection services and the amount of value‑add power services such as breakered AC and DC primary and redundant power.

Capitalize on Embedded Expansion Opportunities.  We plan to grow by developing new secure, reliable and high‑performance data center space. Our development opportunities include leveraging existing in‑place infrastructure and entitlements in currently operating properties or campuses. In many cases, we are able to strategically deploy capital by developing space in incremental phases to meet customer demand. Including the space currently under construction at December 31, 2016, vacant space and land targeted for future development, we own land and buildings sufficient to develop approximately 994,000 NRSF of data center space.

The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of December 31, 2016:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
One Wilshire campus
LA1	—	10,352	10,352
LA2	4,726	122,476	127,202
Los Angeles Total	4,726	132,828	137,554
Northern Virginia
Reston Campus Expansion(3)	—	611,072	611,072
Boston
BO1	13,735	59,884	73,619
New York
NY2	—	134,508	134,508
Miami
MI1	—	13,154	13,154
Denver
DE1	8,276	15,630	23,906
Total Facilities(4)	26,737	967,076	993,813

(1)

Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(2)

Represents estimated incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities.

(3)

During the fourth quarter of 2016, we acquired a 21.75-acre light-industrial / flex office park consisting of four operating buildings (the “Reston Campus Expansion”). Based upon our expectations regarding entitlements for the campus, we may build approximately 611,000 NRSF of incremental data center capacity across multiple phases. Currently, 178,712 NRSF and 48,928 NRSF is operating office and light-industrial space and powered shell data center space, respectively. We plan to begin construction of the first phase of the Reston Campus Expansion in the first quarter of 2017.

(4)

In addition to our development opportunities disclosed within this table, we have entitled and unentitled land adjacent to our NY2 and LA2 facilities, in the form of existing parking lots. By utilizing existing parking lots, we believe that we could develop 100,000 NRSF and 200,000 NRSF buildings at NY2 and LA2, respectively, upon receipt of necessary entitlements.

Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets.  We evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development, which requires significant capital expenditures. We also intend to continue to implement the “hub‑and‑spoke strategy” that we have deployed in our four largest markets, namely Los Angeles, New York, the San Francisco Bay area and Northern Virginia. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our “hub‑and‑spoke strategy,” we typically rely on third‑party providers of network connectivity to establish highly reliable network connectivity within and between facilities.

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

Our Portfolio

As of December 31, 2016, our property portfolio included 20 operating data center facilities, office and light‑industrial space and multiple development projects that collectively comprise over 3.5 million NRSF, of which over 2.2 million NRSF is existing data center space. The approximately 1.0 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of December 31, 2016:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,335	85,932	82.3%	—	—%	85,932	82.3%	—	85,932
SV2	8,367	76,676	93.7	—	—	76,676	93.7	—	76,676
Santa Clara campus(6)	61,508	538,615	99.4	76,885	25.5	615,500	90.2	—	615,500
San Francisco Bay Total	76,210	701,223	96.7	76,885	25.5	778,108	89.6	—	778,108
Los Angeles
One Wilshire campus
LA1*	28,930	139,053	93.7	—	—	139,053	93.7	10,352	149,405
LA2	30,910	254,343	92.0	43,345	24.3	297,688	82.1	127,202	424,890
Los Angeles Total	59,840	393,396	92.6	43,345	24.3	436,741	85.8	137,554	574,295
Northern Virginia
VA1	26,779	201,719	94.0	—	—	201,719	94.0	—	201,719
VA2	13,238	115,336	100.0	73,111	20.2	188,447	69.0	—	188,447
DC1*	3,306	22,137	86.4	—	—	22,137	86.4	—	22,137
Reston Campus Expansion(7)	1,125	48,928	100.0	—	—	48,928	100.0	611,072	660,000
Northern Virginia Total	44,448	388,120	96.1	73,111	20.2	461,231	84.1	611,072	1,072,303
Chicago
CH1	18,403	178,407	93.8	—	—	178,407	93.8	—	178,407
Boston
BO1	17,209	166,026	98.7	14,031	56.1	180,057	95.3	73,619	253,676
New York
NY1*	4,999	48,404	71.8	—	—	48,404	71.8	—	48,404
NY2	9,901	68,822	95.5	32,920	46.5	101,742	79.7	134,508	236,250
New York Total	14,900	117,226	85.7	32,920	46.5	150,146	77.1	134,508	284,654
Miami
MI1	1,357	30,176	61.0	—	—	30,176	61.0	13,154	43,330
Denver
DE1*	1,418	5,878	100.0	—	—	5,878	100.0	23,906	29,784
DE2*	442	5,140	99.3	—	—	5,140	99.3	—	5,140
Denver Total	1,860	11,018	99.7	—	—	11,018	99.7	23,906	34,924
Total Data Center Facilities	$234,227	1,985,592	94.5%	240,292	28.3%	2,225,884	87.4%	993,813	3,219,697

Office and Light-Industrial(8)	7,748	354,721	76.2	—	—	354,721	76.2	—	354,721
Reston Office and Light-Industrial(7)	2,865	178,712	100.0	—	—	178,712	100.0	(178,712)	—

Total Portfolio	$244,840	2,519,025	92.3%	240,292	28.3%	2,759,317	86.7%	815,101	3,574,418

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre‑stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build‑out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital, see definition on page 11.

(2)

Pre‑stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease‑up phase. Pre‑stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

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
(4)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2016, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $250.8 million as of December 31, 2016, which includes $6.0 million in operating expense reimbursements under modified gross and triple‑net leases. See footnote (6) below for more information regarding annualized rent for the Santa Clara campus.

(5)

Includes customer leases that have commenced and are occupied as of December 31, 2016. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF as of December 31, 2016. The percent occupied for stabilized data center space would have been 95.0%, rather than 94.5%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre‑stabilized space and office and light‑industrial space, would have been 87.6%, rather than 86.7%, if all leases signed in current and prior periods had commenced.

(6)

The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar‑for‑dollar basis until the original lease term expires. The $4.2 million payable pursuant to this agreement is scheduled to expire in the second quarter of 2017.

(7)

During the fourth quarter of 2016, we acquired a 21.75-acre light-industrial / flex office park consisting of four operating buildings (the “Reston Campus Expansion”). Based upon our expectations regarding entitlements for the Reston Campus Expansion, we may build approximately 611,000 NRSF of incremental data center capacity across multiple phases. Currently, 178,712 NRSF and 48,928 NRSF is operating office and light-industrial space and powered shell data center space, respectively. We plan to begin construction of the first phase of the Reston Campus Expansion in the first quarter of 2017, subject to obtaining the necessary permits and approvals. In the second quarter of 2017, a customer is scheduled to vacate its 28,337 NRSF office lease, which will result in a decrease of $0.8 million to annualized rent. This office space will not be re-leased based on our development plans.

(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light‑industrial uses.

“Same‑Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2014, excluding space for which development was completed and became available to be leased after December 31, 2014. We track Same‑Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the December 31, 2016, Same‑Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2015, and 2014, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,994	85,932	82.3%	234,238	78.5%	320,170	79.5%
SV2	8,367	76,676	93.7	—	—	76,676	93.7
Santa Clara campus(3)	33,971	252,009	98.7	712	84.3	252,721	98.6
San Francisco Bay Total	54,332	414,617	94.4	234,950	78.5	649,567	88.6
Los Angeles
One Wilshire campus
LA1*	29,101	139,053	93.7	4,373	76.4	143,426	93.2
LA2	26,486	234,801	91.7	7,029	84.3	241,830	91.4
Los Angeles Total	55,587	373,854	92.4	11,402	81.3	385,256	92.1
Northern Virginia
VA1	27,852	201,719	94.0	61,050	87.2	262,769	92.4
DC1*	3,306	22,137	86.4	—	—	22,137	86.4
Northern Virginia Total	31,158	223,856	93.3	61,050	87.2	284,906	92.0
Chicago
CH1	15,501	166,776	94.3	4,946	71.3	171,722	93.7
Boston
BO1	16,133	166,026	98.7	19,495	75.7	185,521	96.2
New York
NY1*	5,013	48,404	71.8	209	100.0	48,613	72.0
NY2	6,451	52,692	94.2	20,735	19.4	73,427	73.1
New York Total	11,464	101,096	83.5	20,944	20.2	122,040	72.6
Miami
MI1	1,380	30,176	61.0	1,934	37.3	32,110	59.6
Denver
DE1*	1,169	4,726	100.0	—	—	4,726	100.0
DE2*	442	5,140	99.3	—	—	5,140	99.3
Denver Total	1,611	9,866	99.6	—	—	9,866	99.6
Total Facilities at December 31, 2016(4)	$187,166	1,486,267	92.8%	354,721	76.2%	1,840,988	89.6%

Total Facilities at December 31, 2015	$178,041		89.9%		71.9%		86.5%

Total Facilities at December 31, 2014	$156,646		81.9%		75.8%		80.7%

*Indicates properties in which we hold a leasehold interest.

(1)

Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(2)	Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on leased square feet as a proportion of total operating NRSF.
(3)

The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar‑for‑dollar basis until the original lease term expires. The $4.2 million payable pursuant to this agreement is scheduled to expire in the second quarter of 2017.

(4)

The percent occupied for data center space, office and light‑industrial space, and total space would have been 93.4%, 76.8% and 90.2%, respectively, if all leases signed in the current and prior periods had commenced.

Same‑Store annualized rent increased to $187.2 million at December 31, 2016, compared to $178.0 million at December 31, 2015. The increase of $9.1 million in Same-Store annualized rent is due primarily to an increase of 38,612 occupied NRSF at our Los Angeles campus.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the year ended December 31, 2016 (in thousands):

Year Ended
December 31, 2016
Data center expansion	$340,452
Non-recurring investments	10,250
Tenant improvements	6,865
Recurring capital expenditures	6,081
Total capital expenditures	$363,648

During the year ended December 31, 2016, we incurred approximately $363.6 million of capital expenditures, of which approximately $340.5 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of the capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in Deferred Expansion Capital. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the year ended December 31, 2016, we completed development of SV6, a 136,580 NRSF powered shell data center and SV7, a new 226,911 NRSF turn-key data center building, at our Santa Clara campus, as well as seven computer rooms within existing properties. We also acquired a 21.75 operating light-industrial / flex office park located in Reston, Virginia, we plan to build over 611,000 NRSF of incremental data center capacity across multiple phases, referred to as the Reston Campus Expansion. We plan to begin the first phase of the Reston Campus Expansion during the first quarter of 2017. The following table sets forth capital expenditures spent on data center NRSF placed into service or under construction during the year ended December 31, 2016:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
BO1	$3,075	14,031	13,735
DE1	6,380	—	8,276
LA2	12,321	43,345	4,726
SV6	11,351	136,580	—
SV7	204,803	226,911	—
VA2	14,698	96,274	—
Reston Expansion	66,089	—	—
Other	21,735	—	—
Total	$340,452	517,141	26,737

During the year ended December 31, 2016, we incurred approximately $10.3 million in non‑recurring investments, of which $6.5 million is a result of internal IT software development and the remaining $3.8 million is a result of other non‑recurring investments, such as remodel or upgrade projects.

During the year ended December 31, 2016, we incurred approximately $6.9 million in tenant improvements, which relates to numerous small tenant improvement projects at various properties.

During the year ended December 31, 2016, we incurred approximately $6.1 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Customer Diversification

The following table sets forth information regarding the ten largest customers in our portfolio based on total portfolio annualized rent as of December 31, 2016:

								Weighted
								Average
					Percentage		Percentage	Remaining
			Number	Total	of Total	Annualized	of Total	Lease
			of	Occupied	Operating	Rent	Annualized	Term in
	CoreSite Vertical	Customer Industry	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Cloud	Public Cloud	5	86,839	3.1%	$16,933	6.9%	111
2	Cloud	Public Cloud	10	286,240	10.4	14,807	6.0	69
3	Enterprise	Travel / Hospitality	3	104,732	3.8	10,439	4.3	30
4	Cloud	Private Cloud	2	95,225	3.5	8,984	3.7	71
5	Enterprise	SI & MSP	3	63,859	2.3	8,597	3.5	26
6	Enterprise	SI & MSP	3	16,480	0.6	5,778	2.4	23
7	Networks & Mobility	Global Carrier	5	27,871	1.0	4,849	2.0	28
8	Enterprise	Government*(6)	2	164,757	6.0	4,743	1.9	61
9	Enterprise	SI & MSP	2	26,081	0.9	4,726	1.9	6
10	Cloud	Software as a Service	1	31,283	1.1	4,347	1.8	22
	Total/Weighted Average			903,367	32.7%	$84,203	34.4%	56

*Denotes customer using space for general office purposes.

(1)

Total occupied NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2016. We calculate occupancy based on factors in addition to contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total occupied square feet divided by the total operating NRSF in the portfolio as of December 31, 2016.
(3)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2016, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2016.
(5)	Weighted average based on percentage of total annualized rent expiring calculated as of December 31, 2016.
(6)

In connection with the acquisition of our Reston Campus Expansion during the fourth quarter of 2016, we assumed a 28,337 NRSF office lease for this customer which is reflected in the totals above. This customer is scheduled to vacate the 28,337 NRSF office lease during the second quarter of 2017, which will not be re-leased given our current development plans.

Lease Expirations

The following summary table sets forth a schedule of the expirations for leases in place as of December 31, 2016, plus unoccupied space, for each of the five full calendar years beginning January 1, 2017, at the properties in our portfolio (excluding space held for development or under construction). The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total	Annualized	of Total	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Rent	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	($000)(2)	Rent	NRSF(3)	($000)(4)	Expiration(5)
Unoccupied data center	—	281,392	10.2%	$—	—%	$—	$—	$—
Unoccupied office and light-industrial	—	84,541	3.1	—	—	—	—	—
2017	1,020	460,730	16.6	73,544	30.1	151	74,077	152
2018	547	357,726	12.9	53,399	21.8	149	55,875	156
2019	294	341,204	12.4	35,581	14.5	104	40,327	118
2020	45	150,730	5.5	13,767	5.6	91	16,856	112
2021	57	88,191	3.2	9,267	3.8	105	14,553	165
2022-Thereafter	34	545,911	19.8	48,668	19.9	89	61,732	113
Office and light-industrial (6)	114	448,892	16.3	10,613	4.3	24	11,337	25
Portfolio Total / Weighted Average	2,111	2,759,317	100.0%	$244,839	100.0%	$101	$274,757	$113

(1)

Includes leases that upon expiration will automatically renew, primarily on a year‑to‑year basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2016, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursements.

(3)

The annualized rent per leased NRSF and per leased NRSF at expiration does not include annualized rent of $4.2 million associated with a restructured lease agreement involving a customer at the Santa Clara campus that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar‑for‑dollar basis until the original lease term expires in the second quarter of 2017.

(4)

Represents the final monthly contractual rent under existing customer leases as of December 31, 2016, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue. Leases expiring during 2017 include annualized rent of $6.2 million associated with lease terms currently on a month-to-month basis.

(5)

Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(6)

The occupied office and light-industrial leases, 56,669 NRSF, 46,943 NRSF, 43,630 NRSF, 18,553 NRSF, 26,655 NRSF and 256,442 NRSF are scheduled to expire in 2017, 2018, 2019, 2020, 2021 and 2022 and thereafter, respectively, which accounts for (in thousands) $1,580, $980, $1,001, $431, $916 and $5,705 of annualized rent scheduled to expire during each respective period.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for development or under construction) under lease as of December 31, 2016:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of Total
	of	of All	NRSF of	Operating	Rent	Annualized
NRSF Under Lease(1)	Leases(2)	Leases	Leases	NRSF	($000)(3)	Rent
Unoccupied data center	—	—%	281,392	10.2%	$—	—%
Unoccupied office and light-industrial	—	—	84,541	3.1	—	—
Data center NRSF:
5,000 or less	1,919	90.9	683,147	24.8	111,536	45.6
5,001 - 10,000	35	1.7	227,022	8.2	31,190	12.7
10,001 - 25,000	20	0.9	319,495	11.6	39,405	16.1
Greater than 25,000	5	0.2	231,639	8.4	31,457	12.8
Powered shell and other(4)	18	0.9	483,189	17.5	20,638	8.4
Office and light-industrial	114	5.4	448,892	16.2	10,613	4.4
Portfolio Total	2,111	100.0%	2,759,317	100.0%	$244,839	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light‑industrial leases.
(2)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(3)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2016, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(4)

The annualized rent for powered shell and other includes $4.2 million associated with a restructured lease agreement involving a customer at the Santa Clara campus that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar‑for‑dollar basis until the original term expires in the second quarter of 2017.

Competition

We compete with numerous developers, owners and operators of technology‑related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including AT&T Inc., CenturyLink Inc., Savvis, Inc., a CenturyLink company, CyrusOne, Inc., Digital Realty Trust, Inc., DuPont Fabros Technology, Inc., Equinix, Inc., Internap Network Services Corporation, Quality Technology Services, RagingWire Data Centers, a NTT Communications company, SABEY Corporation, Verizon / Terremark Worldwide, Inc., Shaw Communications Inc. / ViaWest, Inc., and Zayo Inc. Certain of our above competitors have entered into purchase and sale agreements which are expected to close in 2017. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre‑existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more data centers more broadly distributed geographically, access to less expensive power, and more robust interconnected hubs in certain geographic markets, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.

As a developer of data center space and provider of interconnection services, we also compete for the services of key third‑party providers of services, including engineers and contractors with expertise in the development of data centers. The competition for the services of specialized contractors and other third‑party providers required for the development of data centers is intense, increasing the cost of engaging such providers and the risk of delays in completing our development projects.

In addition, we face competition from real estate developers in our sector and in other industries for the acquisition of additional properties suitable for the development of data centers. Such competition may reduce the number of properties available for acquisition or development, increase the price of these properties and reduce the demand for data center space in the markets we seek to serve.

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

Environmental Matters

Under various federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at that property or emanating from that property. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and a party may be liable for all of the cleanup costs, even when more than one person was responsible for the contamination. Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third‑party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, we could incur costs to comply with such laws and regulations, the violation of which could lead to substantial fines and penalties.

Environmental laws and regulations also require that asbestos‑containing building materials be properly managed and maintained and may impose fines and penalties on building owners or operators for failure to comply with these requirements. Further, third parties could potentially seek recovery from owners or operators for personal injury associated with exposure to asbestos‑containing building materials.

In addition, certain of our customers, particularly those that lease light‑industrial space from us, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our customers, and potentially us, to liability resulting from these activities or from previous industrial or other uses of those properties. Environmental liabilities could also affect a customer’s ability to make rental payments to us. We require our customers to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all owned properties in our portfolio. Each of the site assessments has been either completed or updated since 2005. Site assessments are intended to collect and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or asbestos sampling. Although prior commercial or industrial operations at some of our properties may have released hazardous materials and some of our properties contain or may contain asbestos‑containing building materials, none of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the reviews were completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability. See “Risk Factors—Risks Related to Our Business and Operations—Environmental problems are possible and can be costly.”

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption, rental loss, and umbrella liability insurance covering all of the properties in our portfolio augmented by excess liability coverage in an amount that we believe to be appropriate. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas believed to be seismically active. Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits. See “Risk Factors—Risks Related to Our Business and Operations—Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits” in Item 1A. of this Annual Report.

Employees

As of December 31, 2016, we had 422 full‑time and part‑time employees, of which 218 employees are salaried with the remainder paid on an hourly basis. None of our employees is a member of a labor union and we believe that our relations with employees are good.

Offices

Our corporate offices are located at 1001 17th Street, Suite 500, Denver, CO 80202.

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8‑K, 10‑K, 10‑Q, Proxy Statement, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.coresite.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10‑K, or any other document that we file with the SEC.

Financial Information

We manage our business as one reportable segment consisting of investments in data centers located in the United States. For required financial information related to our operations and assets, please refer to our consolidated financial statements, including the notes thereto, included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

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

Our portfolio of properties consists of data centers geographically concentrated in the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), Chicago, Boston, the New York area, Denver and Miami. These markets comprised 32.5%, 25.5%, 19.0%, 7.9%, 7.3%, 6.4%, 0.8%, and 0.6%, respectively, of our annualized data center rent as of December 31, 2016. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

We may be vulnerable to security breaches and cyber‑attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information and the personal information of our customers and employees and cause interruptions or malfunctions in our or our customers’ operations. We expend significant financial resources to protect against such threats and may be required to further expend financial resources to alleviate problems caused by security breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

Our properties depend upon the demand for technology‑related real estate.

Our portfolio of properties consists primarily of technology‑related real estate and data center facilities in particular. A decrease in the demand for data center space, Internet gateway facilities or other technology‑related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space and infrastructure we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. The development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, existing initiatives relating to the formation of Internet exchange alternatives could have a negative effect on the demand for and pricing of the subset of our interconnection revenue relating to Internet exchanges.

Our products and services have a long sales cycle that may harm our revenues and operating results.

A customer’s decision to lease space in one of our data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our data centers until they are confident that the data center has adequate network connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that ultimately does not result in revenue.

Macroeconomic conditions, including economic and market downturns may further impact this long sales cycle by making it extremely difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending or delay decision‑making on our products and services, which would delay and lengthen our sales cycle.

Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our financial forecasts for a given quarter and cause volatility in our stock price.

Our interconnection and value‑add power services depend on establishing highly evolved customer ecosystems and we may not be able to establish those ecosystems within a particular market.

One of our corporate objectives is to increase the volume of higher margin interconnection services and value‑add power services, as well as to increase rental rates and obtain attractive customers, by developing highly evolved ecosystems comprised of cross‑connected customers within each market. We have attained varying levels of success in developing these customer ecosystems across our markets. While we believe that we are able to attract network and cloud deployments and to grow the customer ecosystem to some degree in all markets, it may be difficult in some markets to develop ecosystems on the scale of our most highly evolved interconnected ecosystems due to the presence of incumbent interconnection and network‑dense data centers in those markets. Our ability to establish highly interconnected data centers in certain markets may be further negatively impacted by industry consolidation. If we are unable to establish highly evolved customer ecosystems within a particular market, we may have difficulty attracting customer deployments requiring such ecosystems, and increasing the volume of higher margin interconnection services and value‑add power services within that market to levels that are comparable to our most highly evolved interconnected ecosystems, which may have a material adverse effect on our financial condition and results of operations.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost‑effectively or at all.

The markets for the data centers that we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and changing customer demands. Our ability to deliver technologically sophisticated power and cooling is a significant factor in our customers’ decisions to lease space in our data centers. Our data center infrastructure may become obsolete due to the development of new systems that deliver power to, or eliminate heat from, the servers and other customer equipment that we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new technology that requires levels of power and cooling that our facilities are not designed to provide. Our power and cooling systems are also sophisticated, expensive and time consuming to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems would have a material adverse effect on our business. In addition, evolving customer demand could require services or infrastructure improvements that we do not provide or that would be difficult or expensive for us to provide in our current data centers, and we may be unable to adequately adapt our properties or acquire new properties that can compete successfully. We risk losing customers to our competitors if we are unable to adapt with in this rapidly evolving marketplace.

Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security requirements applicable to the defense industry and government contractors and privacy and security regulations applicable to the financial services and health care industries. If such regulations were adopted or such extra requirements demanded by certain customers, we could lose some customers or be unable to attract new customers in certain industries, which would have a material adverse effect on our results of operations.

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

Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. We provide service level commitments to substantially all of our customers. As a result, service interruptions or equipment damage in our data centers could result in billing abatements to these customers. In addition, although we have given such abatements to our customers in the past, there can be no assurance that our customers will accept these abatements as compensation in the future. Service interruptions and equipment failures may also expose us to additional legal liability and damage our brand image and reputation. Service interruptions, especially if significant or frequent, could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions in our data centers.

We depend on third parties to provide network connectivity within and between certain of our data centers, and any delays or disruptions in this connectivity may adversely affect our operating results and cash flow.

We depend upon carriers and other network providers to deliver network connectivity to customers within our data centers as well as the fiber network interconnection between certain of our data centers. Our hub‑and‑spoke approach makes us dependent on these third parties to provide these services between our data centers. There can be no assurance that any network provider will elect to offer its services within new data centers that we develop or that once a network provider decides to provide connectivity to or between our data centers, it will continue to do so for any period of time. A significant interruption in or loss of these services could impair our ability to attract and retain customers and have a material adverse effect on our business.

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

We are dependent upon third‑party suppliers for power and certain other services, and we are vulnerable to service failures of our third‑party suppliers and to price increases by such suppliers.

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. Since our properties have access to a finite amount of power, it may be inadequate to support our customer requirements and we may be unable to satisfy our obligations to our customers. As current and future customers increase their power usage in our facilities over time, the remaining available power for future customers could limit our ability to grow our business and increase occupancy rates or network density within our existing facilities. At certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data center portfolio with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our leases. Any such material loss of customers or material liability could adversely affect our results of operations.

In addition, our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. While we attempt to limit exposure to power shortages by using backup generators and batteries, power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. In the past, a limited number of our customers have experienced temporary losses of power and/or cooling. Pursuant to the terms of some of our customer leases, continuous or chronic power or cooling outages may give certain of our tenants the right to terminate their leases or cause us to incur financial obligations in connection with a power or cooling loss. In addition, any loss of services or equipment damage could reduce the confidence of our customers in our services, thereby impairing our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our operating results, and harm our reputation.

Furthermore, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Other utilities that serve our data centers may be dependent on, and sensitive to price increases for a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change, including efforts to regulate carbon emissions and increase supply from more expensive renewable energy sources. In any of these cases, increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.

Because we depend on the development and growth of a balanced customer base, including key customers, failure to attract, grow and retain this base of customers could harm our business and operating results.

Our ability to maximize operating revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud and IT service providers and network and mobility providers. We consider certain of these customers to be key in that they attract and assist in retaining other customers. The more balanced the customer base within each data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall operating revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including the presence of multiple network carriers and cloud operators, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the data center’s operating reliability and security and our ability to effectively market and sell our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our data centers it may be disruptive to our business. Finally, an uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision‑making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

We periodically review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market prices of similar properties, a significant adverse change in the extent or manner in which the property is being used or expected to be used based on the underwriting at the time of acquisition, or a change in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare the estimated future cash flows to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Recording an impairment loss would result in an immediate negative adjustment to net income. The evaluation of estimated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A decline in real estate prices where we operate may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and the market price of our stock.

Potential losses to our properties may not be covered by insurance or may exceed our policy coverage limits.

We do not carry insurance for generally uninsured losses, such as acts of war. Our properties in our portfolio are subject to risks from earthquakes, tropical storms, hurricanes, floods and other natural disasters. While we do carry earthquake, hurricane and flood insurance on our properties, the amount of our insurance coverage may not be sufficient to fully cover such losses. In addition, we may discontinue earthquake, hurricane or flood insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

General economic conditions and the cost and availability of capital may be adversely affected in some or all of the markets in which we own properties and conduct our operations. Instability in the U.S., Asian, European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’ financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit we may enter into depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. There can be no assurance that long‑term disruptions in the global economy and the return of tighter credit conditions, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

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

During the year ended December 31, 2016, the closing sale price of our common stock on the New York Stock Exchange (“NYSE”) has ranged from $55.30 to $91.49 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications and real estate stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;
•	new issuances of equity, debt or convertible debt by us;
•	changes to our capital allocation or business strategy;
•	developments in our relationships with our customers;
•	announcements by our customers or competitors;
•	changes in regulatory policy or interpretation (including changes in federal, state, and local tax policies);
•	governmental investigations;
•	litigation;
•	changes in the ratings of our debt or stock by rating agencies or securities analysts;
•	our purchase or development of real estate and/or additional data centers;
•	overall market demand for data center space and services;
•	changes in prices for utilities, connectivity and other services we provide;
•	personnel changes;
•	changes in customers’ budgets for information technology services;
•	our acquisitions of complementary businesses or dispositions of properties; or
•	the operational performance of our data centers.

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

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code (the “Code”) to distribute at least 90% of our net taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. We will also be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. These distribution requirements may limit our ability to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third‑party sources for debt or equity financing to fund our growth strategy. In addition, we may need external sources of capital to refinance our indebtedness at maturity. We may not be able to obtain such financing or refinancing on favorable terms or at all. Our access to third‑party sources of capital depends, in part, on:

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

As of December 31, 2016, we had total principal indebtedness of approximately $694.0 million and the ability to borrow up to an additional $151.5 million under our revolving credit facility, subject to satisfying certain financial and covenant tests. While there are limits in our revolving credit facility and senior unsecured term loans on the amount of debt that we may incur, and additional limits on our indebtedness which may be imposed by future agreements or by a policy adopted by our board of directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

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

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross‑default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.

Fluctuations in interest rates could materially affect our financial results.

Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2016, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.7 million per year. If the United States Federal Reserve increases short‑term interest rates, this would have a significant upward impact on shorter‑term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

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

As of December 31, 2016, we are a party to a five‑year interest rate swap agreement that effectively fixes the interest rate on $100 million of outstanding debt at approximately 3.23% per annum through January 31, 2019, and a five‑year interest rate swap agreement that effectively fixes the interest rate on $75 million of outstanding debt at approximately 2.93% per annum through May 5, 2020.

Our growth depends on the successful development of our properties and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition.

As of December 31, 2016, we had the ability to expand our operating data center square footage by approximately 994,000 NRSF, or 45%, as set forth in our development table in Item 1. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to or in close proximity to our existing data centers, we may be limited by the size and location of suitable properties.

In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long‑term power contracts with utility providers. There can be no assurance that we will be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the requisite power for our development properties would have a material negative impact on our growth and future results of operations and financial condition.

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
•

we may be unable to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or diversion of our management’s attention from our core business activities;

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

Assets and entities that we have acquired or may acquire in the future, including the properties contributed by the Funds or their affiliates, may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean‑up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification (including the indemnification by the Funds or their affiliates) is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses.

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

Our data centers are designed solely to house and run computer servers and related information technology equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re‑lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.

We are currently making significant investments in our back office information technology systems. Any difficulties or disruptions to these efforts may interrupt our normal operations, resulting in an adverse effect to our business, results of operations, financial condition or cash flows.

Beginning in 2012 and continuing beyond 2016, we have invested in a significant project to overhaul our back office information technology systems that support the customer experience from initial quote to customer billing through to accounting and financial reporting. Difficulties with our systems may adversely affect our business, results of operations, financial condition or cash flows and interrupt our ability to accept and deliver customer orders and impact our overall financial operations, including our accounts payable, accounts receivable, general ledger, financial close processes, internal financial controls, and our ability to otherwise account for, report and monitor our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may recognize additional impairment charges if we decide that portions of these information technology system projects will not ultimately benefit the Company or are de‑scoped. During the years ended December 31, 2016, 2015, and 2014, we recognized zero, $0.3 million, and $2.0 million of impairment charges, respectively, as a result of internal‑use software previously under development that was discontinued and will no longer be placed into service.

We are continuing to invest in our expansion efforts, but we may not have sufficient customer demand in the future to realize expected returns on these investments.

As part of our growth strategy, we intend to commit substantial operational and financial resources to develop new data centers and expand existing ones. However, we typically do not require pre‑leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to lease the new data center space when completed. Once development of a data center is complete, we incur a certain amount of operating expenses even if there are no tenants occupying the space. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.

We face significant competition and may be unable to lease vacant space, renew existing leases or release space as leases expire, which may have a material adverse effect on our business and results of operations.

We compete with numerous developers, owners and operators of technology‑related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre‑existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including cost and availability of power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2016, data center leases representing 30.1%, 21.8% and 14.5% of our total portfolio annualized rent will expire during 2017, 2018, and 2019, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re‑lease data center space for which leases are scheduled to expire at or above current lease rates, our business and results of operations could be materially adversely affected.

Future consolidation in the technology industry could have a material adverse effect on our financial performance and operating results.

Mergers or consolidations of technology companies in the future could reduce the number of our customers and potential customers. In addition, our competitors may consolidate to improve their portfolios and products offered. Any of these developments could cause our customers to discontinue or reduce the use of our data centers in the future and could have a material adverse effect on our results of operations and cash flows.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our operating revenue. Our top ten customers accounted for an aggregate of approximately 34.4% of our total portfolio annualized rent as of December 31, 2016. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a significant customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

In addition, our largest customers may choose to develop new data centers or expand existing data centers of their own. In the event that any of our key customers were to do so, it could result in a loss of business to us or increase pricing pressure on us. If we lose a customer, there is no guarantee that we would be able to replace that customer at a comparative rental rate or at all.

Some of our largest customers may also compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations. For instance, one customer could determine that it is not in that customer’s interest to house mission‑critical servers or other telecommunications or information technology equipment in a facility operated by the same company that relies on a key competitor for a significant part of its annual revenue. Our loss of a large customer for this or any other reason could have a material adverse effect on our results of operations.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2016, we had no material tenants in bankruptcy. Our revenues and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their lease or renew on terms less favorable to us than their current terms.

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

We do not own the buildings for five of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

		Current Lease
Property	NRSF	Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,613	Apr. 2023	2 × 5 years	FMR(1)
LA1	153,778	July 2022	3 × 5 years	103% of previous monthly base rent
DC1	22,137	May 2021	2 × 5 years	Greater of 103% of previous monthly base rent or 95% of FMR(1)
DE1	5,878	Oct. 2019	4 × 5 years	102.5% of previous monthly base rent
DE1	23,906	Dec. 2026	4 × 5 years	102.5% of previous monthly base rent
DE2	5,140	Dec. 2024	N/A

(1)	FMR represents “fair market rent” as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.

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

If we are not able to renew the lease at any of our data centers, the costs of relocating the equipment in such data centers and developing a new location into a high‑quality data center could be prohibitive. In addition, we could lose customers due to the disruptions in their operations caused by the relocation. We could also lose those customers that choose our data centers based primarily on their locations.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

We have agreed with each of the Funds or their affiliates that have directly or indirectly contributed their interests in the properties in our portfolio to our Operating Partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest‑free loan to the contributors in an amount equal to the contributor’s tax liabilities, based on an assumed tax rate, with respect to built‑in gains generated from the initial contribution. Any such loan would be repayable out of the after tax‑proceeds (based on an assumed tax rate) of any distribution from the Operating Partnership to, or any sale of common Operating Partnership units (or common stock issued by us in exchange for such units) by, the recipient of such loan, and would be non‑recourse to the borrower other than with respect to such proceeds. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO, or September 2017, and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the Operating Partnership units that were issued to them in connection with the contribution of these properties.

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

We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean‑up costs incurred.

Some of our properties contain or may contain asbestos‑containing building materials. Environmental laws may impose fines and penalties on building owners or operators who fail to properly manage and maintain these materials, notify and train persons who may come into contact with asbestos and undertake special precautions, and third parties could potentially seek recovery from owners or operators for any personal injury associated with exposure to asbestos‑containing building materials.

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

Climate change regulation is a rapidly developing area. New laws relating to climate change, including potential cap‑and‑trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions all could negatively affect our business operations, results of operations and cash flow. Other countries have enacted climate change laws and regulations and the United States has been involved in discussions regarding international climate change treaties. The U.S. Environmental Protection Agency, or EPA, and some of the states and localities in which we operate, have also enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Our data centers consume significant amounts of power. These laws and regulations could limit our ability to develop new facilities or result in substantial compliance costs, retrofit costs and construction costs, including capital expenditures for environmental control facilities and other new equipment. We could also face a negative impact on our reputation with the public and our customers if we violate climate change laws or regulations.

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

We may be subject to securities class action or other litigation from time to time. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management’s attention from other business concerns, which could seriously harm our business, results of operations, financial condition or cash flows.

We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such current or future proceedings. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.

We are subject to periodic litigation, which could result in unexpected expense of time and resources.

From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We are currently involved in material legal proceedings. For a detailed discussion of our current material legal proceedings, see Item 3. Legal Proceedings in Part I of this Form 10-K. An unfavorable outcome in these proceedings or any future legal proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

While the Funds and their affiliates do not control our Company, they own approximately 29.2% of our Operating Partnership as of December 31, 2016, and have the right to nominate one director for so long as they hold at least 10% of our outstanding common stock or common stock equivalents, and their interests may differ from or conflict with the interests of our stockholders.

As of December 31, 2016, the Funds or their affiliates had an aggregate beneficial common ownership interest in our Operating Partnership of approximately 29.2% which, if exchanged for our common stock, would represent approximately 28.9% of our outstanding common stock. In addition, the operating agreement for our Operating

Partnership grants the Funds and their affiliates the right to nominate one of the seven directors to our Board of Directors for so long as the Funds hold at least 10% of our outstanding common stock or common stock equivalents. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our Company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•

Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock.  In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code on REITs, our charter generally prohibits any person or entity (other than a person who or entity that has been granted an exception as described below) from actually or constructively owning more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of our outstanding shares of any series of preferred stock, or more than 9.8% (by value) of our capital stock. The value and number of the outstanding shares of common stock and preferred stock, and the value of the outstanding shares of capital stock shall be determined by the Board of Directors in good faith, which shall be conclusive for all purposes. We refer to these restrictions as the ownership limits. Our charter permits our Board of Directors to make, and our Board of Directors has made, certain exceptions to these ownership limits, where our Board of Directors has determined that such exceptions would not cause us to fail to qualify as a REIT. Our Board of Directors has granted exemptions from the ownership limits to the Funds and their affiliates and one registered broker‑dealer with respect solely to shares of our preferred stock for the benefit of multiple shareholders, none of whom individually holds more than 9.8% of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limits without the consent of our Board of Directors will result in the automatic transfer of the shares (and all dividends thereon) to a charitable trust. These ownership limitations may prevent a third party from acquiring control of us if our Board of Directors does not grant an exemption from the ownership limitations, even if our stockholders believe the change in control is in their best interests.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then‑prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two‑year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super‑majority stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our Company (defined as voting shares of stock which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two‑thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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

The Company’s rights and the rights of its stockholders to take action against its directors and officers are limited.

According to Maryland law, our Board of Directors have no liability in their capacities as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the Company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, the Company’s charter limits the liability of its directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

Additionally, the charter authorizes the Company to obligate itself, and the bylaws require it, to indemnify the Company’s directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law and we have entered into indemnification agreements with the Company’s officers and directors. As a result, the Company and its stockholders may have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of the Company’s directors or officers impede the performance of the Company, a stockholders’ ability to recover damages from that director or officer will be limited.

Preferred stock is senior to our common stock upon liquidation and for the purpose of distributions and may cause the market price of our common stock to decline.

In December 2012, we sold 4.6 million shares of 7.25% Series A Cumulative Redeemable Preferred Stock in an underwritten public offering. Upon liquidation, holders of our shares of preferred stock will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or common Operating Partnership units, which are redeemable for, at our option, cash or our common stock on a one‑to‑one basis, to acquire such properties. Such issuances could result in dilution of stockholders’ equity. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

The conversion rights of preferred stock holders may be detrimental to holders of our common stock.

The holders of our preferred stock may convert their shares into a defined number of the Company’s common stock upon the occurrence of specified changes in control. The conversion of series A preferred stock for our common stock would dilute stockholder and unitholder ownership, and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

The number of shares available for future sale could adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, either by us or by holders of Operating Partnership units upon exchange of such Operating Partnership units for our common stock, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. The Funds, as holders of the Operating Partnership units issued in the formation transactions, have the right to require us to register with the SEC the resale of the common stock issuable, if we so elect, upon redemption of these Operating Partnership units. In addition, we registered shares of common stock that we have reserved for issuance under our Long Term Incentive Plan, and they generally can be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders, including the Funds, cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital. During the year ended December 31, 2016, 3,007,000 common Operating Partnership units held by the Funds and other third parties were redeemed for shares of our common stock in connection with the offer and sale of 3,007,000 shares of our common stock by the Funds. Refer to Item 8—Note 11 Noncontrolling Interests—Operating Partnership in “Financial Statements and Supplementary Data” included in this Annual Report.

Failure to qualify as a REIT would have material adverse consequences to us and the value of our stock.

We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. However, there can be no assurance that we will remain qualified as a REIT. If, in any taxable year, we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

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

Failure to qualify as a domestically controlled REIT could subject our non‑U.S. stockholders to adverse federal income tax consequences.

We will remain a domestically controlled REIT if, at all times during a specified testing period, less than 50% in value of our shares is held directly or indirectly by non‑U.S. stockholders. However, because our shares are publicly traded, we cannot guarantee that we will maintain the qualifications to be a domestically‑controlled REIT. If we fail to qualify as a domestically‑controlled REIT, our non‑U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of our shares of common stock would be subject to taxation upon such a sale if either (1) the shares of common stock were not considered to be regularly traded under applicable Treasury Regulations on an established securities market, such as the NYSE, or (2) the selling non‑U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares of common stock being sold during specified testing periods. If gain on the sale or exchange of our shares of common stock was subject to taxation for these reasons, the non‑U.S. stockholder would be subject to regular U.S. income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non‑U.S. stockholders may be subject to an additional branch profits tax.

Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected levels or at all, and we may be required to borrow funds on a short‑term basis during unfavorable market conditions.

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

For taxable years beginning on or after January 1, 2013, the maximum tax rate applicable to “qualified dividends” paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income, which will be as high as 43.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non‑REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect CoreSite Realty Corporation’s stockholders, Operating Partnership unit holders and/or us. We cannot predict how changes in the tax laws might affect our investors and/or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

If tax rates were to change in a manner comparably favorable for regular corporate taxable income and dividends to that of REITs, investors could perceive investments in REITs to be relatively less attractive than investment in dividend paying non-REIT corporations, which could adversely affect the value of our common stock. Stockholders and potential investors should consult their tax advisors regarding their respective tax considerations and rates.

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

Notwithstanding our status as a REIT, we will be subject to certain federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute and we will incur a 100% excise tax on transactions with our taxable REIT subsidiary (“TRS”) entities that are not conducted on an arm’s length basis. Moreover, our TRS entities are taxable as regular C corporations and will pay federal, state and local income tax on their net taxable income at the applicable corporate rates.

We could become subject to the imposition of prohibited transactions tax.

In the event a determination were made that we executed a prohibited transaction, defined as a sale or disposition of property held for sale in the ordinary course of business other than foreclosed property, a federal tax would be imposed on 100% of the net income derived from such a transaction. Safe‑harbor rules exist to avoid the prohibited transaction test. Otherwise, facts and circumstances would govern application of the tax to a particular transaction.

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

Interconnection services are a fundamental and growing part of our business. Based on representations we have made to the IRS that this activity is ordinary, necessary, usual, and customary in connection with the operation of our data center properties and those properties with similar character to ours, we have received a private letter ruling, holding, among other things, that amounts received from our customers for interconnection services will not be treated as other than “rents from real property” under the Code. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If the revenue associated with our interconnection activity was determined to be non‑qualifying REIT income, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, there would be significant risk to our ability to qualify as a REIT, which could have a material adverse effect on the value of our common stock.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. If we fail to comply with one or more of the asset tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forego investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our financial performance and reduce amounts available for distribution to our stockholders.

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

On February 4, 2016, the Superior Court granted our motion for summary adjudication, finding that U.S. Colo had contractually waived all claims for lost revenue or profits or other consequential damages. The case was set to start trial on August 29, 2016, but upon unopposed application, the Superior Court vacated the August 29, 2016, trial date, continued the trial date to July 24, 2017, set a final status conference for July 14, 2017, and reset other procedural deadlines in the action. We intend to vigorously defend this legal proceeding.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties entered into a Memorandum of Understanding, pursuant to which the parties agreed to settle the lawsuit. The settlement, which remains subject to Superior Court approval, resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California, as well as a related class action lawsuit filed on July 22, 2016, alleging similar claims, in exchange for a $600,000 payment to be made by us. We anticipate that a hearing for Superior Court approval of the settlement will occur during the first half of 2017. There can be no assurance that the settlement will be finally approved by the Superior Court. We intend to vigorously defend this legal proceeding if the settlement is not approved.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “COR”. As of February 9, 2017, we had four holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

Distributions and Dividends

	Price Range		Dividends
	High	Low	Declared
2016:
Fourth Quarter	$80.45	$64.81	$0.80
Third Quarter	91.91	73.59	0.53
Second Quarter	88.74	69.04	0.53
First Quarter	71.10	54.23	0.53
2015:
Fourth Quarter	$60.10	$50.60	$0.53
Third Quarter	52.63	45.44	0.42
Second Quarter	51.04	44.51	0.42
First Quarter	51.32	39.28	0.42

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

Performance Graph

The following line graph sets forth, for the period from December 31, 2011, through December 31, 2016, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMS”). The graph assumes that $100 was invested on December 31, 2011, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
December 31, 2011	$100	$100	$100
December 31, 2012	$155	$113	$114
December 31, 2013	$181	$147	$112
December 31, 2014	$219	$164	$140
December 31, 2015	$318	$163	$138
December 31, 2016	$445	$178	$144

Sales of Unregistered Equity Securities

None.

Repurchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on an historical basis for CoreSite Realty Corporation. The following selected financial data should be read in conjunction with our consolidated financial statements, including the notes thereto, included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

	Year Ended December 31,
(in thousands except share and per share data)	2016	2015	2014	2013	2012
Statement of Operations Data
Operating revenues	$400,352	$333,292	$272,420	$234,833	$206,934
Operating expenses	305,735	269,208	228,233	200,163	189,891
Operating income	94,617	64,084	44,187	34,670	17,043
Gain on land disposal	—	36	1,208	—	—
Interest expense	(12,612)	(7,104)	(5,311)	(2,689)	(5,236)
Net income	81,921	56,859	40,052	31,612	10,716
Net income attributable to noncontrolling interests	23,212	22,153	17,287	12,771	5,668
Net income attributable to CoreSite Realty Corporation	58,709	34,706	22,765	18,841	5,048
Preferred stock dividends	(8,338)	(8,338)	(8,338)	(8,338)	(440)
Net income attributable to common shares	$50,371	$26,368	$14,427	$10,503	$4,608
Earnings Per Share
Net income per share attributable to common shares
Basic	$1.56	$1.05	$0.68	$0.50	$0.22
Diluted	1.54	1.03	0.66	0.49	0.22
Dividends declared per common share	2.39	1.79	1.47	1.16	0.81
Balance Sheet Data
Gross investments in real estate	$1,643,576	$1,295,135	$1,146,548	$1,048,525	$829,508
Total assets	1,451,303	1,162,543	1,074,604	1,016,346	844,992
Debt, net	690,450	391,007	317,679	232,352	59,410
Funds from Operations ("FFO")
Net income	$81,921	$56,859	$40,052	$31,612	$10,716
Real estate depreciation and amortization	103,136	87,287	73,955	62,040	61,700
Gain on land disposal	—	(36)	(1,208)	—	—
FFO	185,057	144,110	112,799	93,652	72,416
Preferred stock dividends	(8,338)	(8,338)	(8,338)	(8,338)	(440)
FFO attributable to common shares and units	$176,719	$135,772	$104,461	$85,314	$71,976
FFO per common share and OP unit - diluted	$3.71	$2.86	$2.22	$1.82	$1.55

We consider funds from operations (“FFO”), a non‑generally accepted accounting principles (“GAAP”) measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write‑downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared during the period.

Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non‑GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non‑historical statements contained herein are forward‑looking statements. See “Cautionary Note Regarding Forward‑Looking Statements.” You should also review the “Risk Factors” in Item 1A. of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward‑looking statements.

Overview

We are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the Northern Virginia (including Washington D.C.), New York and San Francisco Bay areas, Chicago, Los Angeles, Boston, Miami, and Denver.

We deliver secure, reliable, high‑performance data center and interconnection solutions to a growing customer ecosystem across eight key North American markets. More than 1,000 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose us to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

Our focus is to bring together a network and cloud community to support the needs of enterprises, and create a diverse customer ecosystem. Our growth strategy includes (i) increasing cash flow from in‑place data center space, (ii) capitalizing on embedded expansion opportunities within existing data centers, (iii) selectively pursuing acquisition and development opportunities in existing and new markets, (iv) expanding existing customer relationships, and (v) attracting new customers.

Factors which May Influence our Results of Operations

Market and economic conditions.  We are impacted by general business and economic conditions in the United States and globally. These conditions include short‑term and long‑term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macro‑economic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.

Recent Accounting Pronouncements. We currently plan to adopt the provisions of ASC Topic 842, Leases, effective January 1, 2018. For additional information with respect to the impact of ASC Topic 842 on our financial condition and results of operations, refer to Item 8—Note 2—Summary of Significant Account Policies in “Financial Statements and Supplementary Data” included in this Annual Report.

Operating revenue.  The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. As of December 31, 2016, we have approximately 281,000 NRSF of unoccupied data center space of which approximately 21,000 NRSF is leased with a future commencement date. The loss of one or more significant customers could have a material adverse effect on our results of operations. During the year ended December 31, 2016, we entered into new and expansion leases totaling approximately 246,000 NRSF. The following table summarizes our leasing activity during the year ended December 31, 2016:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent	NRSF(2)	Rates(3)		Growth(4)
New/expansion leases commenced	December 31, 2016	153	$34,891	189,050	$185
	September 30, 2016	178	7,493	50,455	148
	June 30, 2016	152	8,699	157,642	55	(5)
	March 31, 2016	133	7,549	45,965	164

New/expansion leases signed	December 31, 2016	127	$7,412	35,037	$212
	September 30, 2016	162	11,214	59,991	187
	June 30, 2016	171	7,656	48,147	159
	March 31, 2016	119	22,478	102,678	219

Renewal leases signed	December 31, 2016	173	$9,490	51,775	$183		5.5%
	September 30, 2016	157	10,872	76,735	142		6.8
	June 30, 2016	173	8,512	70,028	122		9.4
	March 31, 2016	171	9,732	56,333	173		9.2

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)

Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)	GAAP rental rates represent annual contractual rent per NRSF adjusted for straight‑line rents in accordance with GAAP.
(4)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.
(5)	During the three months ended June 30, 2016, a 136,580 build-to-suit powered shell lease at our SV6 facility commenced.

Operating expenses.  Our operating expenses primarily consist of utility costs, including power, site maintenance, real estate taxes and insurance, personnel salaries and benefits, including stock based compensation, depreciation, as well as rental expenses on our properties in which we hold a leasehold interest. A substantial majority of our operating expenses are fixed in nature and should not vary significantly from period to period, unless we expand our existing data centers or acquire new data centers, which would entail additional operations, security and facility personnel, as well as utility, operating and maintenance expenses. Our buildings require significant power to support data center operations. We expect the cost of power will generally increase in the future on a per‑unit or fixed basis in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of power is generally higher in summer months as compared to other times of the year. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change; such increased costs could materially impact our financial condition, results of operations and cash flows.

Substantially all of our data center NRSF is subject to the breakered‑amp or sub‑metered (branch circuit monitoring) power pricing models. We recover all or substantially all of our electricity costs for our leased data center space under either model. Under the sub‑metered model, a customer pays us monthly for the power attributable to its equipment in the data center as well as for its ratable allocation of the power used to provide the cooling, lighting, security and other requirements supporting the data center, in each case, at a rate substantially equivalent to our then current utility cost. Under the breakered‑amp model, a customer pays a fixed monthly fee per committed available ampere of connected power. The extent to which this fixed monthly fee correlates to the monthly amount we pay to our utility provider for electricity at each data center facility varies depending upon the amount of power each customer utilizes each month relative to the amount of committed power and related infrastructure purchased.

Scheduled Lease Expirations.  Our ability to re‑lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 366,000 NRSF of data center and office and light-industrial space currently unoccupied in our total portfolio, 1,020 and 547 data center leases representing approximately 16.6% and 12.9% of the NRSF in our operating data center portfolio with current average annualized rental rates of $151 per NRSF and $149 per NRSF are scheduled to expire during the years ending December 31, 2017, and 2018, respectively. Our past performance may not be indicative of future results, and there can be no assurance that leases will be renewed or that our properties will be re‑leased at all or at rental rates equal to or above the current average rental rates. Further, re‑leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of a particular property and whether a property, or space within a property, has been developed.

Acquisitions, Development and Financing.  Our ability to grow rental and operating revenue depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2016, we had approximately 994,000 NRSF of space available for future data center development and space currently under development, or approximately 28% of the total space in our portfolio. We may encounter development delays, excess development costs, or delays in leasing developed space to customers. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through our revolving credit facility and other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities if needed and when market conditions permit. We will require additional capital to finance future development activities, which may not be available or may not be available on terms acceptable to us.

Conditions in Significant Markets.  Positive or negative changes in conditions including supply and demand, rental rates, utility costs, and general economic conditions in any of our markets could impact our overall performance. The following table provides a geographic overview of our property portfolio as a percentage of total data center annualized rent as of December 31, 2016:

Percentage of Total Data
Metropolitan Market	Center Annualized Rent
San Francisco Bay	32.5%
Los Angeles	25.5
Northern Virginia	19.0
Chicago	7.9
Boston	7.3
New York	6.4
Denver	0.8
Miami	0.6
Total	100.0%

Results of Operations

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2016, and 2015. A summary of our operating results for the years ended December 31, 2016, and 2015, is as follows (in thousands).

	Year Ended December 31,
	2016	2015	$ Change	% Change
Operating revenue	$400,352	$333,292	$67,060	20.1%
Operating expense	305,735	269,208	36,527	13.6
Operating income	94,617	64,084	30,533	47.6
Interest expense	12,612	7,104	5,508	77.5
Net income	81,921	56,859	25,062	44.1

Operating Revenue

Operating revenue during the years ended December 31, 2016, and 2015, was as follows (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Data center revenue:
Rental revenue	$218,060	$183,300	$34,760	19.0%
Power revenue	111,541	89,495	22,046	24.6
Interconnection revenue	53,077	44,234	8,843	20.0
Tenant reimbursement and other	9,086	8,295	791	9.5
Total data center revenue	391,764	325,324	66,440	20.4
Office, light-industrial and other revenue	8,588	7,968	620	7.8
Total operating revenues	$400,352	$333,292	$67,060	20.1%

A majority of the increase in operating revenues was due to a $56.8 million increase in data center rental and power revenue during the year ended December 31, 2016, compared to the 2015 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 443,000 NRSF at an average rental rate of $132 per NRSF. This includes the commencement of a 136,580 build-to-suit powered shell lease at our SV6 facility. The increase in operating revenues was also attributable to the renewal of approximately 255,000 NRSF at a rent growth rate of 7.6% during the year ended December 31, 2016. This increase was partially offset by the move-out of customer leases totaling approximately 92,000 NRSF at an average rental rate of $167 per NRSF during the year ended December 31, 2016.

In addition, interconnection revenue increased $8.8 million, or 20.0%, during the year ended December 31, 2016, compared to the 2015 period, primarily as a result of an increase in the volume and pricing of cross connects from new and existing customers. During the year ended December 31, 2016, total cross connect volume grew 11.6%.

Operating Expenses

Operating expenses during the years ended December 31, 2016, and 2015, were as follows (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Property operating and maintenance	$107,212	$89,805	$17,407	19.4%
Real estate taxes and insurance	14,250	12,144	2,106	17.3
Depreciation and amortization	108,652	95,702	12,950	13.5
Sales and marketing	17,495	15,930	1,565	9.8
General and administrative	35,369	34,179	1,190	3.5
Rent	22,631	21,075	1,556	7.4
Impairment of internal-use software	—	322	(322)	(100.0)
Transaction costs	126	51	75	147.1
Total operating expenses	$305,735	$269,208	$36,527	13.6%

Property operating and maintenance expense increased $17.4 million, or 19.4%, primarily as a result of an increase in power expense due to increased customer consumption as a result of the commencement of new and expansion leases during the year ended December 31, 2016, that resulted in a 30.5% increase in occupied data center NRSF from 1,489,611 NRSF as of December 31, 2015, to 1,944,492 NRSF as of December 31, 2016. In addition, payroll and benefits expense also increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $2.1 million during the year ended December 31, 2016, compared to the 2015 period, primarily as a result of $2.8 million of increased tax assessments and audits at various properties partially offset by $0.7 million of tax credits from the over assessment of two properties in our Santa Clara campus.

Depreciation and amortization expense increased $13.0 million during the year ended December 31, 2016, as a result of an increase in depreciation expense from approximately 517,000 NRSF of new data center capital projects placed into service, with a cost basis of approximately $358.3 million.

Sales and marketing expenses increased by $1.6 million during the year ended December 31, 2016, primarily due to an increase in headcount and additional marketing expenses.

General and administrative expenses increased by $1.2 million during the year ended December 31, 2016, primarily due to an increase in headcount and software license fees, partially offset by a decrease in litigation fees.

Rent expense increased $1.6 million, or 7.4%, due to the extension of certain spaces within our LA1 lease, resulting in additional straight-line rent expense recognized during the year ended December 31, 2016, compared to the 2015 period.

During the year ended December 31, 2015, we recognized a $0.3 million impairment charge as a result of writing off the costs incurred for internal‑use software previously under development. No impairment was recognized for the year ended December 31, 2016.

Interest Expense

Interest expense increased $5.5 million during the year ended December 31, 2016, compared to the 2015 period, primarily as a result of the increase in overall debt outstanding during the year ended December 31, 2016. During the year ended December 31, 2016, we entered into a $100.0 million, variable rate, senior unsecured term loan and an aggregate principal amount of $150.0 million, 4.19%, senior unsecured notes. The total principal debt outstanding was $694.0 million and $392.3 million as of December 31, 2016, and 2015, respectively. A summary of interest expense for the years ended December 31, 2016, and 2015, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Interest expense and fees	$15,400	$9,556	$5,844	61.2%
Amortization of deferred financing costs	1,333	1,246	87	7.0
Capitalized interest	(4,121)	(3,698)	(423)	(11.4)
Total interest expense	$12,612	$7,104	$5,508	77.5%
Percent capitalized	24.6%	34.2%

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2015, and 2014. A summary of our operating results for the years ended December 31, 2015, and 2014, is as follows (in thousands).

	Year Ended December 31,
	2015	2014	$ Change	% Change
Operating revenue	$333,292	$272,420	$60,872	22.3%
Operating expense	269,208	228,233	40,975	18.0
Operating income	64,084	44,187	19,897	45.0
Interest expense	7,104	5,311	1,793	33.8
Net income	56,859	40,052	16,807	42.0

Operating Revenue

Operating revenue during the years ended December 31, 2015, and 2014, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Data center revenue:
Rental revenue	$183,300	$149,294	$34,006	22.8%
Power revenue	89,495	71,227	18,268	25.6
Interconnection revenue	44,234	35,355	8,879	25.1
Tenant reimbursement and other	8,295	8,702	(407)	(4.7)
Total data center revenue	325,324	264,578	60,746	23.0
Office, light-industrial and other revenue	7,968	7,842	126	1.6
Total operating revenues	$333,292	$272,420	$60,872	22.3%

A majority of the increase in operating revenues was due to a $52.3 million increase in data center rental and power revenue during the year ended December 31, 2015, compared to the 2014 period. The increase in data center rental and power revenue was due primarily to the net commencement of new and expansion leases during the year ended December 31, 2015, which increased occupied data center NRSF from 1,217,248 NRSF as of December 31, 2014, to 1,489,611 NRSF as of December 31, 2015. Leases that contributed to the increase in data center rental and power revenue include new leases representing 42,318 NRSF at the recently developed first and second phases of NY2 and new leases representing 87,538 NRSF at the recently developed first and second phases of VA2. Also, at our Santa Clara campus, we restructured a 50,000 NRSF lease agreement involving a customer that vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio until its original lease terms expire. The $4.2 million payable pursuant to this agreement expires in the second quarter of 2017. In addition to these reservation payments, we successfully secured new leases for the vacated 50,000 NRSF to new customers as of December 31, 2015. These new leases increased data center rental and power revenue by $18.3 million during the year ended December 31, 2015, compared to the 2014 period, which represented 35% of the total increase in data center rental and power revenue. The remainder of the increase in data center revenue was due to an additional 174,472 NRSF of customer leases that commenced during the year ended December 31, 2015, partially offset by expiring leases that were not renewed.

In addition, interconnection revenue increased $8.9 million during the year ended December 31, 2015, compared to the 2014 period, primarily as a result of an increase in the volume and pricing of cross connects from new and existing customers. During the year ended December 31, 2015, total cross connect volume grew 13.4%.

Operating Expenses

Operating expenses during the years ended December 31, 2015, and 2014, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Property operating and maintenance	$89,805	$75,119	$14,686	19.6%
Real estate taxes and insurance	12,144	7,578	4,566	60.3
Depreciation and amortization	95,702	80,722	14,980	18.6
Sales and marketing	15,930	14,554	1,376	9.5
General and administrative	34,179	27,842	6,337	22.8
Rent	21,075	20,397	678	3.3
Impairment of internal-use software	322	1,959	(1,637)	(83.6)
Transaction costs	51	62	(11)	(17.7)
Total operating expenses	$269,208	$228,233	$40,975	18.0%

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

Real estate taxes and insurance increased $4.6 million during the year ended December 31, 2015, compared to the 2014 period, primarily as a result of a true‑up in 2014 of accrued real estate tax liabilities associated with estimated amounts from 2010 due to the change in ownership of our acquired properties at our IPO. The final tax assessments for two properties acquired at our IPO became known in the second quarter of 2014 and, therefore, the estimated real estate tax liabilities were reconciled to the actual tax liabilities, resulting in a $3.7 million reduction in the 2014 expense. In addition, real estate taxes and insurance increased $1.2 million during the year ended December 31, 2015, compared to the 2014 period, as a result of an increased tax assessment at our CH1 property and a decrease in capitalized real estate taxes and insurance due to less construction activity at NY2 and VA2 during the year.

Depreciation and amortization expense increased $15.0 million as a result of approximately 174,000 NRSF of new data center capital projects placed into service during the year ended December 31, 2015, with a cost basis of approximately $115.6 million. Also, we recognized a $4.2 million increase in amortization expense from deferred leasing commissions related to new leases signed and lease renewals.

General and administrative expense increased $6.3 million primarily as a result of $2.4 million in litigation accruals, an increase in payroll, benefits and bonus expense due to an increase in headcount and fees associated with the redemption by the Funds of 8,500,000 Operating Partnership units. See additional discussion of the litigation accruals in Item 8—Note 15 Commitments and Contingencies in “Financial Statements and Supplementary Data.”

During the years ended December 31, 2015, and 2014, we recognized $0.3 million and $2.0 million impairment charges, respectively, as a result of writing off the costs incurred for internal‑use software previously under development that was discontinued and will no longer be placed into service.

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

	Year Ended December 31,
	2015	2014	$ Change	% Change
Interest expense and fees	$9,556	$8,047	$1,509	18.8%
Amortization of deferred financing costs	1,246	1,897	(651)	(34.3)
Capitalized interest	(3,698)	(4,633)	935	20.2
Total interest expense	$7,104	$5,311	$1,793	33.8%
Percent capitalized	34.2%	46.6%

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

Net cash provided by operating activities was $170.5 million for the year ended December 31, 2016, compared to $142.6 million for the year ended December 31, 2015. This increase of $28.0 million, or 20%, was primarily due to growth in cash receipts from data center rental, power and interconnection services from existing customers and the commencement of new and expansion leases of approximately 443,000 NRSF at an average rental rate of $132 per NRSF and the renewal of approximately 255,000 NRSF at a rent growth rate of 7.6%.

Net cash used in investing activities increased by $236.7 million, or 186%, to $364.2 million for the year ended December 31, 2016, compared to $127.5 million for the year ended December 31, 2015. This increase was due primarily to our $65.0 million acquisition of the Reston Campus Expansion, and construction spend on our SV6 and SV7 properties at our Santa Clara campus.

Net cash provided by financing activities was $191.3 million for the year ended December 31, 2016, compared to $18.8 million used in financing activities for the year ended December 31, 2015. This $210.1 million change was primarily a result of cash proceeds from debt issuances of $250.0 million and net cash proceeds from the revolving credit facility of $51.8 million during the year ended December 31, 2016, compared to cash proceeds from debt issuances of $150.0 million and net cash payments on the revolving credit facility of $76.3 million during the year ended December 31, 2015. The increase in cash proceeds from debt instruments was partially offset by an increase of $21.4 million in dividends and distributions paid on our common stock and Operating Partnership units during the year ended December 31, 2016, as a result of an increase in the quarterly dividend from $0.42 per share or unit paid during the year ended December 31, 2015, to $0.53 per share or unit paid during the year ended December 31, 2016.

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Net cash provided by operating activities was $142.6 million for the year ended December 31, 2015, compared to $99.5 million for the year ended December 31, 2014. The increase in cash provided by operating activities of $43.1 million, or 43%, was due primarily to the growth in data center rental, power and interconnection revenue from existing customers and completion and subsequent leasing of new data center space at several properties. Also, we paid $3.8 million more leasing commissions during the year ended December 31, 2014, compared to the 2015 period.

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

Our short‑term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of December 31, 2016, we had $4.4 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $243.0 million to $271.0 million of capital investment to expand our operating data center portfolio. We plan to begin construction of the first phase of the Reston Campus Expansion in the first quarter of 2017.

The table below summarizes our current projects under construction as of December 31, 2016, and the remaining estimated capital required:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Per	Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	NRSF	Leased
TKD(1)
LA2	Los Angeles	Q1 2017	4,726	$1,699	$2,000	$423	100.0%
DE1(2)	Denver	Q2 2017	8,276	5,951	12,500	1,510	1.2
BO1	Boston	Q3 2017	13,735	10	7,800	568	-

Total TKD			26,737	$7,660	$22,300		18.0%

Deferred Expansion Capital
NY2	New York	Q1 2017	—	$5,029	$6,100
VA2	Northern Virginia	Q1 2017	—	7,705	10,400
CH1	Chicago	Q2 2017	—	6,296	10,000
Total Deferred Expansion Capital			—	$19,030	$26,500

Total			26,737	$26,690	$48,800

(1)

Turn‑Key Data Center (“TKD”) estimated development costs includes two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project. Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers.

(2)	Includes a portion of the cost of infrastructure to support later phases of the development.

We expect to meet our short‑term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and we expect to add incremental debt financing in the first half of 2017 to increase liquidity and continue to term out some of the debt drawn on our credit facility. Timing, pricing, and the type of debt is dependent on market conditions and we have targeted a total issuance amount of approximately $150 million - $250 million.

In June 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated credit agreement ( the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. During the year ended December 31, 2016, we entered into a $100.0 million senior unsecured term loan under the Credit Agreement, maturing on February 2, 2021, and issued $150.0 million of senior unsecured notes due June 15, 2023. The proceeds from these two transactions were used to pay down the revolving credit facility and increase our short-term liquidity. The total amount available for borrowing under our revolving credit facility is equal to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of December 31, 2016, $194.0 million was borrowed and outstanding, $4.5 million was outstanding under letters of credit and therefore $151.5 million remained available for us to borrow under our revolving credit facility. Our Credit Agreement contains an accordion feature which allows our Operating Partnership to increase the total commitment by $200.0 million under specified circumstances, including securing capital from new or existing lenders. Our indebtedness maturity schedule is summarized below.

Our long‑term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, Deferred Expansion Capital, additional phases of our current projects under development, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities, and other capital expenditures. We expect to meet our long‑term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long‑term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or certain accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

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

Indebtedness

A summary of outstanding indebtedness as of December 31, 2016, and 2015, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2016	2015
Revolving credit facility	2.32% and 1.98% at December 31, 2016, and December 31, 2015, respectively	June 24, 2019	$194,000	$142,250
2019 Senior unsecured term loan	3.23% at December 31, 2016, and December 31, 2015	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan	2.60% and 2.43% at December 31, 2016, and December 31, 2015	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.27% at December 31, 2016	February 2, 2021	100,000	—
2023 Senior unsecured notes	4.19% at December 31, 2016	June 15, 2023	150,000	—
Total principal outstanding			694,000	392,250
Unamortized deferred financing costs			(3,550)	(1,243)
Total debt			$690,450	$391,007

As of December 31, 2016, we were in compliance with the covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of December 31, 2016, and 2015, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 8—Note 8—Debt in “Financial Statements and Supplementary Data” included in this Annual Report.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$22,203	$22,567	$23,233	$23,641	$23,231	$24,675	$139,550
Revolving credit facility(1)	4,504	4,504	196,177	—	—	—	205,185
Senior unsecured term loans (2)	9,403	9,403	106,442	154,157	100,203	—	379,608
Senior unsecured notes (3)	6,285	6,285	6,285	6,285	6,285	159,166	190,591
Construction contracts (4)	18,593	—	—	—	—	—	18,593
Other (5)	1,530	1,085	552	455	467	6,237	10,326
Total	$62,518	$43,844	$332,689	$184,538	$130,186	$190,078	$943,853

(1)

Includes $194.0 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of June 24, 2019. The revolving credit facility is subject to variable rates. We estimated interest payments on the revolving credit facility based on the interest rate as of December 31, 2016.

(2)

Includes $100.0 million outstanding and estimated annual interest payments through the maturity date of January 31, 2019. We estimated interest payments based on our $100 million interest rate swap agreement, which effectively fixes the interest rate at 3.23%. Includes $150 million outstanding and estimated annual interest payments through the maturity date of June 24, 2020. We estimated interest payments based on our $75 million interest rate swap agreement, which effectively fixes the interest rate at 2.93%. The remaining $75 million is subject to variable rates, which we estimated based on the interest rate as of December 31, 2016. Also includes $100 million outstanding and estimated annual interest payments through the maturity date of February 2, 2021. We estimated interest payments based on the interest rate as of December 31, 2016.
(3)	Includes $150.0 million outstanding and estimated annual interest payments, fixed at 4.19%, through the maturity date of June 15, 2023.
(4)	Consists of obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.
(5)	Consists of obligations for power contracts, telecommunications leases, and contracts for company‑wide improvements that are ancillary to revenue generation.

Off‑Balance Sheet Arrangements

As of December 31, 2016, the Company did not have any off‑balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” of this Annual Report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

Acquisition of Investment in Real Estate.  When accounting for business combinations and asset acquisitions, we are required to make subjective assessments to allocate the purchase price paid to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above‑market and below‑market leases, value of in-place leases and the value of customer relationships. These allocation assessments involve significant judgment and complex calculations and have a direct impact on our results of operations.

Capitalization of Costs.  Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. We also capitalize a portion of internal sales employees’ compensation and payroll‑related fringe benefits that directly relate to time spent executing successful lease agreements. During the years ended December 31, 2016, 2015, and 2014, we capitalized $10.6 million, $11.9, million, and $10.3 million, respectively, of internal sales commissions, salaries, and payroll‑related fringe benefits.

Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs (including interest), real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred. Indirect costs capitalized for the years ended December 31, 2016, 2015, and 2014, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest	$4,121	$3,698	$4,633
Real estate taxes and insurance	1,614	1,166	1,117
Employee salaries and benefits	3,336	1,458	2,375
Capitalized indirect development costs	$9,071	$6,322	$8,125

Recoverability of Long‑Lived Assets.  We review the carrying value of our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of the asset. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into an impairment review analysis, these changes could result in an adjustment to the carrying amount of our long‑lived assets. To the extent that impairment has occurred, the excess of the carrying amount of the property over its estimated fair value would be charged against net income. No such impairment losses have been recognized to date.

Revenue Recognition.  Rental revenue is recognized on a straight‑line basis over the customer’s lease term. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent receivable on our consolidated balance sheets. Some of our leases contain provisions under which our customers reimburse us for a portion of direct operating expenses, including power, as well as real estate taxes and insurance. Such customer reimbursements are recognized in the period that the expenses are recognized.

Interconnection, utility services, and additional space services are considered separate earnings processes that are typically provided and completed on a month‑to‑month basis and revenue is recognized in the period that the services are performed. Non‑recurring customer set‑up charges and utility installation fees are initially deferred and recognized over the lease term or the expected period of performance unless management determines a separate earnings process exists related to an installation charge. We recognized revenue on a gross basis when we act as the primary obligor and principal to the transaction, thereby taking on the risks and rewards associated with the delivery of services and products.

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

As of December 31, 2016, we had $544.0 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of December 31, 2016, we have two interest rate swap agreements in place to fix the interest rate on $175.0 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $369.0 million of variable rate debt outstanding as of December 31, 2016.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $369.0 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $3.7 million per year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of CoreSite Realty Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CoreSite Realty Corporation:

We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation. We also have audited CoreSite Realty Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CoreSite Realty Corporation’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on CoreSite Realty Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoreSite Realty Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, CoreSite Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado

February 10, 2017

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                            CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2016	2015
ASSETS
Investments in real estate:
Land	$100,258	$74,819
Buildings and improvements	1,472,580	1,037,127
	1,572,838	1,111,946
Less: Accumulated depreciation and amortization	(369,303)	(284,219)
Net investment in operating properties	1,203,535	827,727
Construction in progress	70,738	183,189
Net investments in real estate	1,274,273	1,010,916
Cash and cash equivalents	4,429	6,854
Accounts and other receivables, net of allowance for doubtful accounts of $209 and $56 as of December 31, 2016, and December 31, 2015, respectively	25,125	12,235
Lease intangibles, net of accumulated amortization of $12,385 and $11,437 as of December 31, 2016, and December 31, 2015, respectively	9,913	4,714
Goodwill	41,191	41,191
Other assets, net	96,372	86,633
Total assets	$1,451,303	$1,162,543

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $3,550 and $1,243 as of December 31, 2016, and December 31, 2015, respectively	$690,450	$391,007
Accounts payable and accrued expenses	72,519	75,783
Accrued dividends and distributions	41,849	28,104
Deferred rent payable	7,694	7,934
Acquired below-market lease contracts, net of accumulated amortization of $5,439 and $5,279 as of December 31, 2016, and December 31, 2015, respectively	4,292	4,693
Unearned revenue, prepaid rent and other liabilities	37,413	28,717
Total liabilities	854,217	536,238
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of December 31, 2016, and December 31, 2015	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 33,896,771 and 30,650,703 shares issued and outstanding at December 31, 2016, and December 31, 2015, respectively	334	301
Additional paid-in capital	438,531	390,200
Accumulated other comprehensive loss	(101)	(493)
Distributions in excess of net income	(118,038)	(88,891)
Total stockholders' equity	435,726	416,117
Noncontrolling interests	161,360	210,188
Total equity	597,086	626,305
Total liabilities and equity	$1,451,303	$1,162,543

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating revenues:
Data center revenue:
Rental revenue	$218,060	$183,300	$149,294
Power revenue	111,541	89,495	71,227
Interconnection revenue	53,077	44,234	35,355
Tenant reimbursement and other	9,086	8,295	8,702
Office, light-industrial and other revenue	8,588	7,968	7,842
Total operating revenues	400,352	333,292	272,420
Operating expenses:
Property operating and maintenance	107,212	89,805	75,119
Real estate taxes and insurance	14,250	12,144	7,578
Depreciation and amortization	108,652	95,702	80,722
Sales and marketing	17,495	15,930	14,554
General and administrative	35,369	34,179	27,842
Rent	22,631	21,075	20,397
Impairment of internal-use software	—	322	1,959
Transaction costs	126	51	62
Total operating expenses	305,735	269,208	228,233
Operating income	94,617	64,084	44,187
Gain (loss) on real estate disposal	—	36	1,208
Interest income	35	6	6
Interest expense	(12,612)	(7,104)	(5,311)
Income before income taxes	82,040	57,022	40,090
Income tax expense	(119)	(163)	(38)
Net income	$81,921	$56,859	$40,052
Net income attributable to noncontrolling interests	23,212	22,153	17,287
Net income attributable to CoreSite Realty Corporation	$58,709	$34,706	$22,765
Preferred stock dividends	(8,338)	(8,338)	(8,338)
Net income attributable to common shares	$50,371	$26,368	$14,427
Net income per share attributable to common shares:
Basic	$1.56	$1.05	$0.68
Diluted	$1.54	$1.03	$0.66
Weighted average common shares outstanding
Basic	32,289,414	25,218,500	21,161,614
Diluted	32,732,059	25,706,568	21,740,707

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$81,921	$56,859	$40,052
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(1,112)	(2,426)	(1,409)
Reclassification of other comprehensive income to interest expense	1,740	1,930	1,134
Comprehensive income	82,549	56,363	39,777
Comprehensive income attributable to noncontrolling interests	23,242	21,724	17,137
Comprehensive income attributable to CoreSite Realty Corporation	$59,307	$34,639	$22,640

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Stock	Number	Amount	Capital	Loss	Net Income	Equity	Interests	Equity
Balance at January 1, 2014	$115,000	21,387,152	$209	$267,465	$—	$(50,264)	$332,410	$355,897	$688,307
Issuance of stock awards, net of forfeitures	—	181,124	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	189,090	1	944	—	—	945	—	945
Share-based compensation	—	—	2	6,629	—	—	6,631	—	6,631
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(31,701)	(31,701)	(37,280)	(68,981)
Net income	—	—	—	—	—	22,765	22,765	17,287	40,052
Other comprehensive loss	—	—	—	—	(125)	—	(125)	(150)	(275)
Balance at December 31, 2014	$115,000	21,757,366	$212	$275,038	$(125)	$(67,538)	$322,587	$335,754	$658,341
Redemption of noncontrolling interests	—	8,500,000	85	110,396	(301)	—	110,180	(110,180)	—
Issuance of stock awards, net of forfeitures	—	207,937	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	185,400	3	(2,866)	—	—	(2,863)	—	(2,863)
Share-based compensation	—	—	1	7,632	—	—	7,633	—	7,633
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(47,721)	(47,721)	(37,110)	(84,831)
Net income	—	—	—	—	—	34,706	34,706	22,153	56,859
Other comprehensive loss	—	—	—	—	(67)	—	(67)	(429)	(496)
Balance at December 31, 2015	$115,000	30,650,703	$301	$390,200	$(493)	$(88,891)	$416,117	$210,188	$626,305
Redemption of noncontrolling interests	—	3,007,000	30	37,550	(206)	—	37,374	(37,374)	—
Issuance of stock awards, net of forfeitures	—	164,408	—	—	—	—	—	—	—
Exercise of stock options	—	74,660	1	1,289	—	—	1,290	—	1,290
Share-based compensation	—	—	2	9,492	—	—	9,494	—	9,494
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(79,518)	(79,518)	(34,696)	(114,214)
Net income	—	—	—	—	—	58,709	58,709	23,212	81,921
Other comprehensive income	—	—	—	—	598	—	598	30	628
Balance at December 31, 2016	$115,000	33,896,771	$334	$438,531	$(101)	$(118,038)	$435,726	$161,360	$597,086

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,921	$56,859	$40,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,652	95,702	80,722
Amortization of above/below market leases	(541)	(520)	(556)
Amortization of deferred financing costs	1,333	1,246	1,897
Gain on real estate disposal	—	(36)	(1,208)
Share-based compensation	8,892	7,114	6,125
Bad debt expense	398	201	648
Changes in operating assets and liabilities:
Accounts receivable	(13,199)	(2,146)	(599)
Deferred rent receivable	(7,083)	(7,799)	(4,245)
Deferred leasing costs	(14,395)	(17,555)	(21,390)
Other assets	(8,819)	(5,535)	(4,459)
Accounts payable and accrued expenses	4,910	6,532	(4,160)
Unearned revenue, prepaid rent and other liabilities	8,696	9,561	7,350
Deferred rent payable	(240)	(1,051)	(661)
Net cash provided by operating activities	170,525	142,573	99,516
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(5,878)	(7,736)	(5,893)
Real estate improvements	(293,359)	(122,196)	(100,299)
Acquisition of Reston Campus Expansion	(64,965)	—	—
Proceeds from real estate disposal	—	2,399	—
Net cash used in investing activities	(364,202)	(127,533)	(106,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,290	1,393	2,354
Offering costs	—	—	(147)
Proceeds from revolving credit facility	299,500	87,000	88,250
Payments on revolving credit facility	(247,750)	(163,250)	(44,000)
Proceeds from unsecured debt	250,000	150,000	100,000
Repayments of mortgage loans payable	—	—	(58,250)
Payments of loan fees and costs	(2,981)	(2,315)	(1,000)
Payments to net settle equity awards	—	(4,256)	(1,410)
Dividends and distributions	(108,807)	(87,420)	(73,772)
Net cash provided by (used in) financing activities	191,252	(18,848)	12,025
Net change in cash and cash equivalents	(2,425)	(3,808)	5,349
Cash and cash equivalents, beginning of year	6,854	10,662	5,313
Cash and cash equivalents, end of year	$4,429	$6,854	$10,662
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$11,528	$6,219	$4,072
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$28,805	$37,033	$16,142
Accrual of dividends and distributions	$41,849	$28,104	$22,355

See accompanying notes to consolidated financial statements.

 CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

CoreSite Realty Corporation (the “Company,” “we,” or “our”) was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of December 31, 2016, the Company owns a 70.7% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 29.3% interest in our Operating Partnership. See additional discussion in Note 11, Noncontrolling Interests – Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Intercompany balances and transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued guidance codified in ASC Topic 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. In accordance with the transition guidance of ASC Topic 2017-01, we early adopted the standard on October 1, 2016. As a result of this new guidance acquisitions may now result in an asset purchase rather than a business combination.

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

In March 2016, the FASB issued guidance codified in ASC Topic 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification in the statement of cash flows. The standard will be effective for the fiscal year beginning January 1, 2017 and subsequent interim periods. We do not expect the provisions of ASC 2016-09 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amends the guidance in former ASC 840, Leases. The main principle of ASC 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases on the consolidated balance sheet. Lessor accounting remains mainly consistent with current guidance, with the majority of changes allowing for better alignment with the new lessee model and ASC Topic 606. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach.

In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard establishes a five-step model framework which recognizes revenue as an entity transfers control of goods or services to customer and requires enhanced disclosures. This standard does not apply to leases, which will be accounted for under ASC Topic 842, Leases. The revenue standard is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. As ASC Topic 606 does not impact lessor accounting, we do not believe this standard will significantly impact our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for power, interconnection, tenant reimbursement and other revenue.

We plan to adopt ASC Topic 842 and ASC Topic 606 effective January 1, 2018. As a lessee we do not anticipate the classification of our leases to change, but we will be required to recognize a lease liability and corresponding right-of-use asset on our consolidated balance sheets for all of our operating leases. Using the fixed noncancellable term of all existing data center leases, excluding renewal options, we estimate the initial lease liability and right-of-use asset will be approximately $100 million on our consolidated balance sheet as of December 31, 2016. As we continue to evaluate the provisions of ASC Topic 842, we will evaluate our existing renewal options within our data center leases and ultimately conclude as to whether we are, or are not, reasonably certain, based on relevant factors that may create an economic incentive for us, to exercise renewal options for each of our data center leases. If we determine that we are reasonably certain to exercise all renewal options for each lease, we estimate the initial lease liability and right of use asset will be approximately $300 million on our consolidated balance sheet as of December 31, 2016. Subject to our evaluation of whether we are reasonably certain to exercise renewal options for each of our data center leases as well as resolution of other implementation items, we estimate our straight-line rental expense could increase up to $6 million within our consolidated statement of operations for the year ended December 31, 2016.

In accordance with ASC Topic 842, lessor accounting for our leases remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard defines initial direct costs as only incremental costs of signing a lease. For the year ended December 31, 2016, we estimate that $1 million to $2 million of internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees related to the execution of successful lease agreements will no longer meet the definition of initial direct costs and will be accounted for as a sales and marketing expense in the consolidated statement of operations upon adoption of ASC Topic 842. We are currently evaluating the other impacts of ASC Topic 842 and ASC Topic 606 on our significant accounting policies and consolidated financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing the carrying values of our real estate properties, goodwill, accrued liabilities and performance-based equity compensation plans. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rental expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $4.1 million, $3.7 million and $4.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Depreciation and amortization are calculated using the straight‑line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $89.2 million, $76.1 million and $65.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Acquisition of Investment in Real Estate

When accounting for business combinations and asset acquisitions, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and the value of customer relationships.

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

The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a time period equal to the remaining noncancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants.

The capitalized values for above and below-market lease intangibles, lease origination costs, and customer relationships are amortized over the term of the underlying leases or the expected customer relationship. Amortization related to above-market and below-market leases where the Company is the lessor is recorded as either a reduction of or an increase to rental revenue, amortization related to above-market and below-market leases where the Company is the lessee is recorded as either a reduction of or an increase to rent expense. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the years ended December 31, 2016, 2015, or 2014.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2016, and 2015, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the years ended December 31, 2016, 2015, or 2014.

Cash and Cash Equivalents

Cash and cash equivalents include all non‑restricted cash held in financial institutions and other non‑restricted highly liquid short‑term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including brokers, leasing agents, referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the term of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the consolidated balance sheets and consisted of the following, net of amortization, as of December 31, 2016, and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Internal sales commissions	$18,748	$17,558
Third party commissions	13,643	15,866
External legal counsel	730	718
Total	$33,121	$34,142

Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and the amortization is included as a component of interest expense. Depending on the type of debt instrument, deferred financing costs are reported either in other assets or as a direct deduction from the carrying amount of the related debt liabilities in our consolidated balance sheets.

Recoverability of Long‑Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the years ended December 31, 2016, 2015, and 2014, no impairment of long-lived assets was recognized.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedging instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 9 Derivatives and Hedging Activities.

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. For the years ended December 31, 2016, 2015, and 2014, we recorded zero, $0.3 million, and $2.0 million, respectively, related to impairment of internal use software.

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

When arrangements include multiple elements, the revenue associated with separate elements is allocated based on the relative fair values of those elements. The revenue associated with each element is then recognized as earned. Interconnection services and additional space services are considered as separate earnings processes that are provided and completed on a month-to-month basis and revenue is recognized in the period that services are performed. Customer set-up charges and utility installation fees are initially deferred and recognized over the term of the lease arrangement as revenue.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized as revenue in the period that the related expenses are incurred.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At December 31, 2016, and 2015, the allowance for doubtful accounts totaled $0.2 million and $0.1 million, respectively.

Share‑Based Compensation

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At December 31, 2016, and 2015, the amounts included in unearned revenue, prepaid rent and other liabilities on the consolidated balance sheets were approximately $1.4 million and $1.7 million, respectively.

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

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore, no provision is required in the accompanying consolidated financial statements for federal income taxes with regards to activities of the REIT and its subsidiary pass‑through entities. The allocable share of taxable income is included in the income tax returns of its stockholders. The Company is subject to the statutory requirements of the locations in which it conducts business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as a TRS. Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2016, and 2015, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2013.

Concentration of Credit Risks

Our cash and cash equivalents are maintained in various financial institutions, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk in this area. We have no off‑balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements.

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

3. Acquisitions

On November 10, 2016, we paid cash consideration of $65.0 million to acquire a 21.75-acre operating light-industrial / flex office park located in Reston, Virginia, referred to as the Reston Campus Expansion. The transaction was accounted for as an asset acquisition. We plan to redevelop the existing buildings into over 611,000 of incremental data center NRSF across multiple phases as existing customers vacate their existing space upon expiration of their leases. The acquisition and redevelopment of the Reston Campus Expansion will extend our position as a multi-tenant data center provider in the Northern Virginia market.

4. Acquired Intangible Assets and Liabilities

During the year ended December 31, 2016, through the acquisition of the Reston Campus Expansion, we added $7.5 million of new intangible assets and $0.4 million of new intangible liabilities with a weighted average life of 4.3 years and 5.7 years, respectively. We did not add new intangible assets or liabilities during the year ended December 31, 2015.

Above-market and below-market lease intangibles and other intangibles balances at December 31, 2016, and 2015, are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Lease contracts above-market value	$2,080	$2,191
Accumulated amortization	(1,698)	(1,756)
Lease contracts above-market value, net	$382	$435

Lease contracts below-market value	$9,731	$9,972
Accumulated amortization	(5,439)	(5,279)
Lease contracts below-market value, net	$4,292	$4,693

Other identified intangible assets	$20,218	$13,960
Accumulated amortization	(10,687)	(9,681)
Other identified intangible assets, net	$9,531	$4,279

The net effect of amortization of acquired above‑market and below‑market leases resulted in an increase to rental revenue of $0.5 million, $0.5 million, and $0.6 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The estimated amortization of acquired below‑market leases, net of acquired above‑market leases for each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year Ending December 31,
2017	$600
2018	603
2019	280
2020	175
2021	168
Thereafter	2,084
Total	$3,910

Amortization of all other identified intangible assets was $2.0 million, $2.0 million, and $3.4 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2017	$3,410
2018	2,028
2019	1,509
2020	851
2021	807
Thereafter	926
Total	$9,531

5. Investment in Real Estate

The following is a summary of the properties owned or leased by market at December 31, 2016 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$96,470	$167	$101,791
Chicago	5,493	98,872	6,877	111,242
Denver	—	5,377	5,955	11,332
Los Angeles	28,467	235,073	5,987	269,527
Miami	728	10,499	—	11,227
New York	2,388	128,078	38,632	169,098
Northern Virginia	26,642	292,173	12,085	330,900
San Francisco Bay	31,386	606,038	1,035	638,459
Total	$100,258	$1,472,580	$70,738	$1,643,576

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

6. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31, 2016, and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Deferred leasing costs	$33,121	$34,142
Deferred rent receivable	36,393	29,309
Internal-use software	14,440	10,467
Prepaid expenses	4,390	2,689
Corporate furniture, fixtures and equipment	5,356	6,157
Deferred financing costs	1,604	2,251
Other	1,068	1,618
Total	$96,372	$86,633

Deferred leasing costs are amortized as amortization expense on a straight‑line basis over the remaining lease terms of the underlying leases. The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2017	$14,066
2018	9,644
2019	4,190
2020	1,672
2021	1,303
Thereafter	2,246
Total	$33,121

7. Leases

The future minimum lease payments to be received under noncancelable operating leases in effect at December 31, 2016, are as follows (in thousands):

Year Ending December 31,
2017	$222,932
2018	166,859
2019	116,940
2020	84,493
2021	71,929
Thereafter	196,737
Total	$859,890

As the lessee, the Company currently leases data center space under noncancelable operating lease agreements at NY1, LA1, DC1, DE1, and DE2, and its headquarters located in Denver, CO. The future minimum lease payments to be paid under noncancelable real estate leases in effect at December 31, 2016, are as follows (in thousands):

Year Ending December 31,
2017	$20,485
2018	20,849
2019	21,515
2020	21,923
2021	21,638
Thereafter	19,784
Total	$126,194

8. Debt

A  summary of outstanding indebtedness as of December 31, 2016, and 2015, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2016	2015
Revolving credit facility	2.32% and 1.98% at December 31, 2016, and December 31, 2015, respectively	June 24, 2019	$194,000	$142,250
2019 Senior unsecured term loan(1)	3.23% at December 31, 2016, and December 31, 2015	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.60% and 2.43% at December 31, 2016, and December 31, 2015	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.27% at December 31, 2016	February 2, 2021	100,000	—
2023 Senior unsecured notes	4.19% at December 31, 2016	June 15, 2023	150,000	—
Total principal outstanding			694,000	392,250
Unamortized deferred financing costs			(3,550)	(1,243)
Total debt			$690,450	$391,007

(1)

Our Operating Partnership entered into a swap agreement with respect to the 2019 Term Loan (as defined below) to swap the variable interest rate associated with $100 million, or 100%, of the 2019 Term Loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio. See “Derivatives and Hedging Activities” in Note 9 below.

(2)

Our Operating Partnership entered into a swap agreement with respect to the 2020 Term Loan to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Term Loan (as defined below) to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of December 31, 2016, is 2.60%. See “Derivatives and Hedging Activities” in Note 9 below.

Revolving Credit Facility

On June 24, 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated credit agreement (as amended, the “Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement maturity date is June 24, 2019, with a one- time extension option, which, if exercised, would extend the maturity date to June 24, 2020. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement includes a total commitment of $500 million, providing for a $350 million revolving credit facility and a $150 million unsecured term loan scheduled to mature on June 24, 2020. See “2020 Senior Unsecured Term Loan” below for a discussion of the $150 million term loan. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $500 million to $700 million, under specified circumstances, including securing capital from new or existing lenders.

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

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2016, our Operating Partnership’s leverage ratio was 23.3% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility, which is part of the Credit Agreement, is equal to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of December 31, 2016, the borrowing capacity was $350.0 million. As of December 31, 2016, $194.0 million was borrowed and outstanding, $4.5 million was outstanding under letters of credit and therefore $151.5 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of December 31, 2016, was 23.3%.
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of December 31, 2016, was 0.0%.
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of December 31, 2016, was 8.0 to 1.0; and

•

a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of December 31, 2016, our unhedged variable rate debt ratio was 12.3%.

As of December 31, 2016, we were in compliance with all of the financial covenants under the Credit Agreement.

2019 Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (as amended, the “2019 Term Loan”). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million under specified circumstances including securing capital from new or existing lenders. The 2019 Term

Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of December 31, 2016, we were in compliance with all of the financial covenants under the 2019 Term Loan.

The borrowings under the 2019 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2016, our Operating Partnership’s leverage ratio was 23.3% and the interest rate was LIBOR plus 175 basis points.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the "2020 Term Loan"). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2019 Term Loan, the 2021 Term Loan and the 2023 Notes and contains the same financial covenants and other customary restrictive covenants. As of December 31, 2016, we were in compliance with all of the financial covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership' s leverage ratio. At December 31, 2016, the Operating Partnership's leverage ratio was 23.3% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2019 Term Loan, the 2020 Term Loan, the 2023 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of December 31, 2016, we were in compliance with all of the financial covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2016, our Operating Partnership’s leverage ratio was 23.3% and the interest rate was LIBOR plus 150 basis points.

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

The 2023 Notes rank pari passu with the 2019 Term Loan, the 2020 Term Loan, the 2021 Term Loan and the Credit Agreement. The Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. The aforementioned covenants are subject to a number of exceptions and qualifications set forth in the Note Purchase Agreement. As of December 31, 2016, we were in compliance with all of the financial covenants under the Note Purchase Agreement.

Debt Maturities

The following table summarizes the amount of our outstanding debt and when such debt currently becomes due (in thousands):

Year Ending December 31,
2017	$—
2018	—
2019	294,000
2020	150,000
2021	100,000
Thereafter	150,000
Total principal outstanding	694,000
Unamortized deferred financing costs	(3,550)
Total debt, net	$690,450

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income related to the unrealized loss on derivative contracts of $1.1 million, $2.4 million, and $1.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The amounts reclassified from other comprehensive income to interest expense on the consolidated statements of operations were $1.7 million, $1.9 million, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016, 2015, and 2014, we did not record any amount in earnings related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning January 1, 2017, we estimate that $0.9 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had a $0.4 million and $0.8 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our consolidated balance sheets as of December 31, 2016 and 2015, respectively. We also had a $0.3 million derivative asset recognized in other assets in our consolidated balance sheet as of December 31, 2016. We had no derivative assets recognized in other assets in our consolidated balance sheet as of December 31, 2015.

10. Stockholders’ Equity

At December 31, 2016, 120 million shares were authorized to be issued by the Company, of which 100 million shares represent common stock and 20 million represent preferred stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of stock to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class of series of shares to be issued.

Common Stock

At December 31, 2016, we had 33.9 million shares of common stock issued and outstanding. Since our initial public offering (“IPO”), we have issued common stock under our 2010 Equity Incentive Award Plan, in which certain of our employees and outside directors participate in stock‑based compensation plans that provide compensation in the form of common stock. Under the Equity Incentive Award Plan, we received proceeds (made payments) from the exercise of stock options, net of settlements, of $1.3 million, ($2.9) million, and $0.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Also, we issued shares of common stock as restricted stock award and performance stock award grants, net of forfeitures, and option exercises, net of settlements, in the amount of 239,068, 393,337 and 370,214 during the years ended December 31, 2016, 2015, and 2014, respectively. See Note 12, Equity Incentive Award Plan, for additional information on our 2010 Equity Incentive Award Plan.

During the year ended December 31, 2016, and 2015, 3,007,000 and 8,500,000 common Operating Partnership units held by the Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the offer and sale of 3,007,000 and 8,500,000 shares of our common stock, respectively. See Note 11, Noncontrolling Interests – Operating Partnership, for additional information.

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

Dividends

In 2016, 2015, and 2014, we paid all our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends per share for the years then ended:

	Year Ended December 31,
Record Date	2016	2015	2014
Common Stock:
Ordinary income	$2.36	$1.70	$1.15
Qualified dividend	—	—	—
Capital gains	—	—	—
Return of capital	—	—	—
Total dividend (1)	$2.36	$1.70	$1.15

Preferred Stock:
Ordinary income	$1.81	$1.81	$1.81
Qualified dividend	—	—	—
Capital gains	—	—	—
Total dividend (2)	$1.81	$1.81	$1.81

(1)

Of the $2.36 taxable dividend in 2016, $0.80 was paid in January 2017, of which $0.44 will apply to tax year 2017. Of the $1.70 taxable dividend in 2015, $0.53 was paid in January 2016, of which $0.41 will apply to tax year 2016. Of the $1.15 taxable dividends in 2014, $0.42 was paid in January 2015, of which $0.32 applies to tax year 2015.

(2)

Of the $1.81 taxable dividend in 2016, $0.45 was paid in January 2017. Of the $1.81 taxable dividend in 2015, $0.45 was paid in January 2016. Of the $1.81 taxable dividend in 2014, $0.45 was paid in January 2015.

In order to comply with the real estate investment trust requirements of the Code, we are generally required to make common stock distributions (other than capital gain distributions) to our stockholders at least equal to (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net taxable income (after tax), if any, from foreclosure property, minus (ii) certain excess non‑cash income. Our common stock dividend policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Internal Revenue Code, while allowing us to retain cash to meet other needs, such as capital improvements and other investment activities.

Common stock dividends are characterized for federal income tax purposes as ordinary income, qualified dividend, capital gains, non‑taxable return of capital or a combination of the four. Common stock dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder’s basis in the common stock. To the extent that a dividend exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common stock, it will generally be treated as a gain from the sale or exchange of that stockholder’s common stock. At the beginning of each year, we notify our stockholders of the taxability of the common stock dividends paid during the preceding year.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Our federal tax return for the year ended December 31, 2016 has not been filed. The taxability information presented for our dividends paid in 2016 is based upon management’s estimates.

11. Noncontrolling Interests — Operating Partnership

Noncontrolling interests represent the limited partnership interests in our Operating Partnership held by individuals and entities other than CoreSite Realty Corporation. The current holders of common Operating Partnership units are eligible to have the common Operating Partnership units redeemed for cash or common stock on a one‑for‑one basis, at our option.

In connection with the issuance of our 7.25% Series A cumulative redeemable preferred stock on December 12, 2012, our Operating Partnership issued 4,600,000 7.25% Series A cumulative redeemable preferred Operating Partnership units to us. Preferred Operating Partnership units rank senior to the common Operating Partnership units held by both us and noncontrolling interests.

The following table shows the ownership interests in our Operating Partnership as of December 31, 2016, and 2015:

	December 31, 2016		December 31, 2015
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,376,568	70.7%	30,136,556	64.1%
Noncontrolling interests	13,851,347	29.3	16,858,347	35.9
Total	47,227,915	100.0%	46,994,903	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the year ended December 31, 2016, we issued 233,012 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of March 31, 2016, June 30, 2016, and September 30, 2016, received quarterly distributions of $0.53 per unit payable in correlation with declared dividends on common stock. Holders of common Operating Partnership units of record as of December 30, 2016, received quarterly distributions of $0.80 per unit payable in correlation with declared dividends on common stock.

During the year ended December 31, 2016, 3,007,000 common Operating Partnership units held by The Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the sale of 3,007,000 shares of our common stock. This redemption was recorded as a $37.4 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the consolidated balance sheets. During the year ended December 31, 2015, 8,500,000 common Operating Partnership units held by The Carlyle Group were redeemed for shares of our common stock in connection with the sale of 8,500,000 shares of our common stock. This redemption was recorded as a $110.2 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the consolidated balance sheets.

The redemption value of the noncontrolling interests at December 31, 2016, was $1.1 billion based on the closing price of the Company’s common stock of $79.37 on that date.

12. Equity Incentive Award Plan

Our Board of Directors adopted and, with the approval of our stockholders, amended the 2010 Equity Incentive Award Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of December 31, 2016, 3,109,189 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black‑Scholes option‑pricing model. The fair values are amortized on a straight‑line basis over the vesting periods. Stock options have not been granted since the year ending December 31, 2013.

The following table sets forth stock option activity under the 2010 Plan for the years ended December 31, 2016, 2015, and 2014.

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	1,133,915	$19.89	7.6 years	$14.0 million
Granted	—	—
Exercised	(307,022)	16.10		$5.6 million
Forfeited	(64,851)	25.83
Expired	(3,947)	15.80
Options outstanding, December 31, 2014	758,095	$20.94	6.7 years	$13.7 million
Granted	—	—
Exercised	(410,322)	20.15		$12.0 million
Forfeited	(7,281)	27.53
Expired	(282)	15.23
Options outstanding, December 31, 2015	340,210	$21.77	5.8 years	$11.9 million
Granted	—	—
Exercised	(74,660)	17.27		$3.8 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2016	265,550	$22.96	5.0 years	$15.0 million

Exercisable at December 31,
2014	474,132	$18.78	6.4 years	$9.6 million
2015	234,943	$18.47	5.4 years	$9.0 million
2016	249,227	$22.29	4.9 years	$14.2 million

The following table sets forth the number of shares subject to options that are unvested as of December 31, 2016, 2015, and 2014, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2013	635,739	$7.10
Granted	—	—
Forfeited	(64,851)	8.03
Vested	(286,924)	6.25
Unvested balance, December 31, 2014	283,964	$7.75
Granted	—	—
Forfeited	(7,281)	8.48
Vested	(171,416)	6.86
Unvested balance, December 31, 2015	105,267	$9.13
Granted	—	—
Forfeited	—	—
Vested	(88,944)	8.97
Unvested balance, December 31, 2016	16,323	$9.99

As of December 31, 2016, total unearned compensation on options was less than $0.1 million, and the weighted-average vesting period was 0.2 years. As the Company has been a publicly traded company only since September 28, 2010, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. We utilize the simplified method of estimating the term for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the years ended 2016, 2015 or 2014.

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

The following table sets forth the number of unvested restricted stock awards and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards and Units	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2013	495,151	$25.08
Granted	216,175	31.51
Forfeited	(109,798)	27.64
Vested	(207,512)	22.79
Unvested balance, December 31, 2014	394,016	$29.10
Granted	187,644	47.41
Forfeited	(34,788)	36.06
Vested	(169,260)	26.96
Unvested balance, December 31, 2015	377,612	$38.51
Granted	182,628	66.69
Forfeited	(37,383)	53.87
Vested	(199,216)	36.57
Unvested balance, December 31, 2016	323,641	$53.84

As of December 31, 2016, total unearned compensation on restricted awards was approximately $12.3 million, and the weighted-average vesting period was 2.5 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 0% and 150% of a target number of shares for PSAs granted in 2014 and between 25% and 175% of the target for PSAs granted in 2015 and 2016. The PSAs are earned as follows: (i) 20% of the PSAs are eligible to be earned upon TSR achievement in year one of the performance period, (ii) 20% of the PSAs are eligible to be earned upon TSR achievement in year two of the performance period, (iii) 20% of the PSAs are eligible to be earned upon TSR achievement in year three of the performance period, and (iv) 40% of the PSAs are eligible to be earned upon a cumulative TSR achievement over the three-year performance period. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not achieve maximum relative TSR versus the MSCI US REIT Index. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2013	—	—	—	$—
Granted	—	91,335	60,889	25.89
Performance adjustment	—	—	—	—
Forfeited	—	(5,484)	(3,656)	25.89
Vested	—	—	—	25.89
Unvested balance, December 31, 2014	—	85,851	57,233	$25.89
Granted	11,222	78,553	44,886	61.22
Performance adjustment	9,981	(7,190)	(1,465)	—
Forfeited	(1,018)	(13,657)	(8,572)	43.38
Vested	(594)	(594)	(594)	25.89
Unvested balance, December 31, 2015	19,591	142,963	91,488	$42.78
Granted	11,796	82,572	47,184	84.78
Performance adjustment	29,256	—	11,893	—
Forfeited	(13,474)	(55,916)	(34,695)	69.12
Vested	(1,894)	(1,894)	(1,894)	42.17
Unvested balance, December 31, 2016	45,275	167,725	113,976	$54.24

As of December 31, 2016, total unearned compensation on PSAs was approximately $2.9 million, and the weighted-average vesting period was 2.0 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Expected term (in years)	2.83	2.83	2.83
Expected volatility	25.29%	25.51%	32.98%
Expected annual dividend(1)	—	—	—
Risk-free rate	0.97%	1.02%	0.64%
______________________
(1) The fair value of the PSAs assumes reinvestment of dividends.

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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common shares	$50,371	$26,368	$14,427
Weighted-average common shares outstanding - basic	32,289,414	25,218,500	21,161,614
Effect of potentially dilutive common shares:
Stock options	192,464	302,264	349,533
Unvested awards	250,181	185,804	229,560
Weighted-average common shares outstanding - diluted	32,732,059	25,706,568	21,740,707
Net income per share attributable to common shares
Basic	$1.56	$1.05	$ 0.68
Diluted	$1.54	$1.03	$ 0.66

In the calculations above, we have excluded weighted-average potentially dilutive securities of 29,618, 117,048 and 180,020 for the years ended December 31, 2016, 2015, and 2014, respectively, as their effect would have been antidilutive.

14. Employee Benefit Plan

We have a tax qualified retirement 401(k) plan that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees are eligible to participate after one month of employment. Additionally, after six months of employment, we provide a safe harbor contribution equal to 3% of the participant’s annual salary. The employee and employer contributions are limited to the maximum amount allowed by the Internal Revenue Service. Both employee and employer contributions vest immediately. For the years ended December 31, 2016, 2015, and 2014, our contributions were $0.9 million, $0.8 million, and $0.8 million, respectively.

15. Estimated Fair Value of Financial Instruments

Authoritative guidance issued by FASB establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market‑based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under the authoritative guidance are as follows:

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured term notes was $694.0 million and $392.3 million as of December 31, 2016 and 2015, respectively, with a fair value of $673.0 million and $393.0 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

16. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At December 31, 2016, we had open commitments related to construction contracts of approximately $18.6 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At December 31, 2016, we had open commitments related to these contracts of approximately $10.3 million.

We have agreed with affiliates of the Carlyle Group that have directly or indirectly contributed their interests in the properties in our portfolio to our Operating Partnership that if we directly or indirectly sell, convey, transfer or otherwise dispose of all or any portion of these interests in a taxable transaction, we will make an interest-free loan to the contributors in an amount equal to the contributor’s tax liabilities, based on an assumed tax rate, with respect to built-in-gains generated from the initial contribution. These tax protection provisions apply for a period expiring on the earliest of (i) the seventh anniversary of the completion of our IPO, September 23, 2017, and (ii) the date on which these contributors (or certain transferees) dispose in certain taxable transactions of 90% of the Operating Partnership units that were issued to them in connection with the contribution of these properties.

We entered into a Memorandum of Understanding with the Virginia Economic Development Partnership Authority (the “Virginia Memorandum of Understanding”) pursuant to which we are afforded the opportunity to benefit from an exemption from sales and use tax for certain qualifying data center related purchases and equipment leases. This exemption also extends to our customers who execute a Landlord-Tenant Participation Agreement under the Virginia Memorandum of Understanding. The Virginia Memorandum of Understanding establishes thresholds relating to the level of capital investment and qualifying new jobs created within the Commonwealth of Virginia by us and our customers who have agreed to sign participation agreements. In the event those thresholds are not met as of the agreed upon performance date of June 1, 2017, we would be required to repay the sales and use tax benefit we have received, as well as any tax benefit received by our customers who default on their obligation to repay the tax benefit they have received under the exemption program up to a maximum of $7.5 million. We estimate that we may be required to repay between $0.0 million and $4.0 million for sales and use tax benefits we have received under the exemption program, of which none has been accrued in accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2016, and 2015, as we believe we will meet the thresholds as of the performance date.

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

On February 4, 2016, the Superior Court granted our motion for summary adjudication, finding that U.S.Colo had contractually waived all claims for lost revenue or profits or other consequential damages. The case was set to start trial on August 29, 2016, but upon unopposed application, the Superior Court vacated the August 29, 2016, trial date, continued the trial date to July 24, 2017, set a final status conference for July 14, 2017, and reset other procedural deadlines in the action. We intend to vigorously defend this legal proceeding.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties entered into a Memorandum of Understanding, pursuant to which the parties agreed to settle the lawsuit. The settlement, which remains subject to Superior Court approval, resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California, as well a related class action lawsuit filed on July 22, 2016, alleging similar claims, in exchange for a $600,000 payment to be made by us. We anticipate that a hearing for Superior Court approval of the settlement will occur during the first half of 2017. There can be no assurance that the settlement will be finally approved by the Superior Court. We intend to vigorously defend this legal proceeding if the settlement is not approved.

While it is not feasible to predict or determine the outcome of these legal proceedings, as of December 31, 2016, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.6 million and $3.1 million in the aggregate, of which $2.9 million has been accrued in accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2016.

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2016, and 2015 (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue	$110,508	$101,274	$96,090	$92,480
Operating income	27,933	22,505	22,558	21,621
Net income	23,161	19,319	19,835	19,606
Net income attributable to common shares	14,895	12,180	12,035	11,261
Net income per share attributable to common shares - basic	$0.45	$0.36	$0.38	$0.37
Net income per share attributable to common shares - diluted	$0.44	$0.36	$0.37	$0.37

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Revenue	$90,919	$86,382	$81,336	$74,655
Operating income	19,321	16,751	14,676	13,336
Net income	17,387	14,530	12,882	12,060
Net income attributable to common shares	9,342	6,920	5,538	4,568
Net income per share attributable to common shares - basic	$0.32	$0.26	$0.23	$0.21
Net income per share attributable to common shares - diluted	$0.32	$0.26	$0.22	$0.21

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2016

					Gross Amount Carried at
		Initial Cost		Costs Capitalized	December 31, 2016			Accumulated	Year
			Building and	Subsequent to		Building and		Depreciation at	Acquired
Property Name	Location	Land	Improvements	Acquisition	Land	Improvements	Total	December 31, 2016	or Leased
	(In thousands)
BO1	Somerville, MA	$6,100	$26,748	$68,943	$5,154	$96,637	$101,791	$43,636	2007
CH1	Chicago, IL	5,493	49,522	56,227	5,493	105,749	111,242	28,918	2010
DC1	Washington, DC	—	4,797	3,851	—	8,648	8,648	5,237	2010
DE1	Denver, CO	—	37	9,972	—	10,009	10,009	1,496	2012
DE2	Denver, CO	—	4	1,319	—	1,323	1,323	797	2012
LA1	Los Angeles, CA	—	41,099	33,947	—	75,046	75,046	33,584	2010
LA2	Los Angeles, CA	28,467	94,114	71,900	28,467	166,014	194,481	42,653	2010
MI1	Miami, FL	728	9,325	1,174	728	10,499	11,227	2,771	2010
NY1	New York, NY	—	—	35,581	—	35,581	35,581	19,445	2007
NY2	Secaucus, NJ	4,952	18,408	110,157	2,388	131,129	133,517	14,761	2013
SV1	San Jose, CA	6,863	91,719	39,902	6,863	131,621	138,484	29,694	2010
SV2	Milpitas, CA	5,086	5,046	24,127	5,086	29,173	34,259	17,071	2006
SV3	Santa Clara, CA	4,162	3,482	47,939	3,972	51,611	55,583	29,811	2007
SV4	Santa Clara, CA	4,632	3,716	95,088	4,501	98,935	103,436	30,159	2007
SV5	Santa Clara, CA	2,572	—	23,613	2,544	23,641	26,185	1,895	2007
SV6	Santa Clara, CA	4,741	—	36,852	4,825	36,768	41,593	615	2007
SV7	Santa Clara, CA	3,793	—	235,126	3,595	235,324	238,919	2,606	2007
VA1	Reston, VA	6,903	32,939	89,705	6,903	122,644	129,547	52,542	2007
VA2	Reston, VA	5,197	—	128,169	5,539	127,827	133,366	11,444	2007
Reston Campus Expansion	Reston, VA	14,200	43,949	1,190	14,200	45,139	59,339	168	2016
	Total	$103,889	$424,905	$1,114,782	$100,258	$1,543,318	$1,643,576	$369,303

None of our properties are encumbered.

The aggregate cost of the total properties for federal income tax purposes was approximately $1,592.6 million (unaudited) at December 31, 2016.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation (Continued)

December 31, 2016

The following table reconciles the historical cost and accumulated depreciation of our properties for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Property
Balance, beginning of year	$1,295,135	$1,146,548	$1,048,525
Additions - property acquisitions	58,149	—	—
Additions - improvements	290,292	148,587	98,969
Deduction - cost of land disposal	—	—	(946)
Balance, end of year	$1,643,576	$1,295,135	$1,146,548

Accumulated Depreciation
Balance, beginning of year	$284,219	$215,978	$155,704
Additions, net of disposals	85,084	68,241	60,274
Balance, end of year	$369,303	$284,219	$215,978

See accompanying report of independent registered public accounting firm.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15(d)‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15(d)‑15(f) under the Exchange Act). The internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.

Based on its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures might deteriorate.

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2016, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which is included on page 58 of this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2016, and is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30‑day period following our 2017 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2016, and is incorporated herein by reference.

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

(b)	The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation—7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(12)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non‑Employee Directors.(1)*
10.7	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.8	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.9	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.10	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.11	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.12	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.13	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.14	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.15	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(9)
10.16	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(9).
10.17	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.18

Fifth Amendment to Lease between GI TC One Wilshire, LLC (formerly known as Hines REIT One Wilshire LP) and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of May 29, 2015.(15)

Exhibit Number	Description
10.19	Sixth Amendment to Lease between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C., effective as of May 31, 2016.(18)
10.20	Form of Restricted Stock Agreement.(3)*
10.21	Form of Restricted Unit Agreement.(1)*
10.22	Form of Management Rights Agreement.(1)*
10.23	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.24	Employment Agreement between CoreSite L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.25	Consulting and Separation Agreement among CoreSite Realty Corporation, CoreSite, L.P., CoreSite L.L.C. and Thomas M. Ray, dated as of July 27, 2016.(20)*
10.26	Employment Agreement between CoreSite L.L.C. and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.27	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.28	Employment Agreement between CoreSite L.L.C. and Steve Smith, dated April 20, 2015.(11)*
10.29	Employment Offer Letter between CoreSite L.L.C. and Brian Warren, dated as of September 25, 2011.(17)*
10.30	Employment Agreement between CoreSite L.L.C. and Paul E. Szurek, dated as of July 27, 2016.(20)*
10.31

Third Amended and Restated Credit Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, the other lenders party thereto, Regions Bank and TD Securities (USA) LLC, as co‑documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of June 24, 2015.(6)

10.32

First Amendment to Third Amended and Restated Credit Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto, dated as of February 2, 2016.(16)

10.33

Second Amendment to Third Amended and Restated Credit Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto, dated as of June 15, 2016.(19)

10.34

Joinder Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder, dated as of June 28, 2013.(13)

10.35

Joinder Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder, dated as of June 28, 2013.(13)

10.36	2016 Executive Short‑Term Incentive Plan.(11)*
10.37

Term Loan Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, Royal Bank of Canada, as administrative agent and a lender, the other lenders party thereto, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(14)

10.38

First Amendment to Term Loan Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, Royal Bank of Canada, as administrative agent and a lender, and the other lenders party thereto, dated as of June 25, 2015.(6)

10.39

Second Amendment to Term Loan Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, Royal Bank of Canada, as administrative agent and a lender, and the other lenders party thereto, dated as of June 15, 2016.(19)

10.40	Note Purchase Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto, dated as of June 15, 2016.(19)
10.41	Amended and Restated Non‑Employee Director Compensation Policy.(21)
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of CoreSite Realty Corporation.

Exhibit Number	Description
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Represents management contract or compensatory plan or agreement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S‑11 (Registration No. 333‑166810) filed on September 22, 2010.
(2)	Incorporated by reference to our Post‑Effective Amendment to our Registration Statement on Form S‑11 (Registration No. 333‑166810) filed on September 22, 2010.
(3)	Incorporated by reference to our Current Report on Form 8‑K filed on October 1, 2010.
(4)	Incorporated by reference to our Current Report on Form 8‑K filed on January 6, 2011.
(5)	Incorporated by reference to our Current Report on Form 8‑K filed on February 11, 2011.
(6)	Incorporated by reference to our Current Report on Form 8‑K filed on June 25, 2015.
(7)	Incorporated by reference to our Current Report on Form 8‑K filed April 10, 2012.
(8)	Incorporated by reference to our Current Report on Form 8‑K filed on December 18, 2012.
(9)	Incorporated by reference to our Current Report on Form 8‑K filed on November 2, 2012.
(10)	Incorporated by reference to our Current Report on Form 8‑K filed on January 14, 2013.
(11)	Incorporated by reference to our Quarterly Report on Form 10‑Q filed on April 24, 2015.
(12)	Incorporated by reference to our Current Report on Form 8‑K filed on May 24, 2013.
(13)	Incorporated by reference to our Current Report on Form 8‑K filed on June 28, 2013.
(14)	Incorporated by reference to our Current Report on Form 8‑K filed on February 5, 2014.
(15)	Incorporated by reference to our Current Report on Form 8‑K filed on June 4, 2015.
(16)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2016.
(17)	Incorporated by reference to our Quarterly Report on Form 10‑Q filed on April 29, 2016.
(18)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on June 16, 2016.
(20)	Incorporated by reference to our Current Report on Form 8-K filed July 28, 2016.
(21)	Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on February 12, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2017	CORESITE REALTY CORPORATION

	By:	/s/ Paul E. Szurek
Paul E. Szurek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Szurek	President and Chief Executive Officer	February 10, 2017
Paul E. Szurek	(Principal Executive Officer) and Director

/s/ Jeffrey S. Finnin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2017
Jeffrey S. Finnin

/s/ Robert G. Stuckey	Chairman of the Board of Directors	February 10, 2017
Robert G. Stuckey

/s/ James A. Attwood, Jr.	Director	February 10, 2017
James A. Attwood, Jr.

/s/ Kelly C. Chambliss	Director	February 10, 2017
Kelly C. Chambliss

/s/ Michael R. Koehler	Director	February 10, 2017
Michael R. Koehler

/s/ J. David Thompson	Director	February 10, 2017
J. David Thompson

/s/ David A. Wilson	Director	February 10, 2017
David A. Wilson

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation—7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Bylaws of CoreSite Realty Corporation.(1)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(12)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non‑Employee Directors.(1)*
10.7	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.8	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.9	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.10	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.11	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.12	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.13	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.14	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.15	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(9)
10.16	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(9).
10.17	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(10)
10.18

Fifth Amendment to Lease between GI TC One Wilshire, LLC (formerly known as Hines REIT One Wilshire LP) and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of May 29, 2015.(15)

10.19	Sixth Amendment to Lease between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C., effective as of May 31, 2016.(18)
10.20	Form of Restricted Stock Agreement.(3)*
10.21	Form of Restricted Unit Agreement.(1)*
10.22	Form of Management Rights Agreement.(1)*
10.23	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.24	Employment Agreement between CoreSite L.L.C. and Thomas M. Ray, dated as of August 1, 2010.(1)*
10.25	Consulting and Separation Agreement among CoreSite Realty Corporation, CoreSite, L.P., CoreSite L.L.C. and Thomas M. Ray, dated as of July 27, 2016.(20)*
10.26	Employment Agreement between CoreSite L.L.C. and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*

Exhibit Number	Description
10.27	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.28	Employment Agreement between CoreSite L.L.C. and Steve Smith, dated April 20, 2015.(11)*
10.29	Employment Offer Letter between CoreSite L.L.C. and Brian Warren, dated as of September 25, 2011.(17)*
10.30	Employment Agreement between CoreSite L.L.C. and Paul E. Szurek, dated as of July 27, 2016.(20)*
10.31

Third Amended and Restated Credit Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, the other lenders party thereto, Regions Bank and TD Securities (USA) LLC, as co‑documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of June 24, 2015.(6)

10.32

First Amendment to Third Amended and Restated Credit Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto, dated as of February 2, 2016.(16)

10.33

Second Amendment to Third Amended and Restated Credit Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto, dated as of June 15, 2016.(19)

10.34

Joinder Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder, dated as of June 28, 2013.(13)

10.35

Joinder Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder, dated as of June 28, 2013.(13)

10.36	2016 Executive Short‑Term Incentive Plan.(11)*
10.37

Term Loan Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, Royal Bank of Canada, as administrative agent and a lender, the other lenders party thereto, Regions Capital Markets, as syndication agent, and RBC Capital Markets and Regions Capital Markets as joint lead arrangers and joint book managers, dated as of January 31, 2014.(14)

10.38

First Amendment to Term Loan Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, Royal Bank of Canada, as administrative agent and a lender, and the other lenders party thereto, dated as of June 25, 2015.(6)

10.39

Second Amendment to Term Loan Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, Royal Bank of Canada, as administrative agent and a lender, and the other lenders party thereto, dated as of June 15, 2016.(19)

10.40	Note Purchase Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto, dated as of June 15, 2016.(19)
10.41	Amended and Restated Non‑Employee Director Compensation Policy.(21)
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of CoreSite Realty Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Represents management contract or compensatory plan or agreement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S‑11 (Registration No. 333‑166810) filed on September 22, 2010.
(2)	Incorporated by reference to our Post‑Effective Amendment to our Registration Statement on Form S‑11 (Registration No. 333‑166810) filed on September 22, 2010.
(3)	Incorporated by reference to our Current Report on Form 8‑K filed on October 1, 2010.
(4)	Incorporated by reference to our Current Report on Form 8‑K filed on January 6, 2011.
(5)	Incorporated by reference to our Current Report on Form 8‑K filed on February 11, 2011.
(6)	Incorporated by reference to our Current Report on Form 8‑K filed on June 25, 2015.
(7)	Incorporated by reference to our Current Report on Form 8‑K filed April 10, 2012.
(8)	Incorporated by reference to our Current Report on Form 8‑K filed on December 18, 2012.
(9)	Incorporated by reference to our Current Report on Form 8‑K filed on November 2, 2012.
(10)	Incorporated by reference to our Current Report on Form 8‑K filed on January 14, 2013.
(11)	Incorporated by reference to our Quarterly Report on Form 10‑Q filed on April 24, 2015.
(12)	Incorporated by reference to our Current Report on Form 8‑K filed on May 24, 2013.
(13)	Incorporated by reference to our Current Report on Form 8‑K filed on June 28, 2013.
(14)	Incorporated by reference to our Current Report on Form 8‑K filed on February 5, 2014.
(15)	Incorporated by reference to our Current Report on Form 8‑K filed on June 4, 2015.
(16)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2016.
(17)	Incorporated by reference to our Quarterly Report on Form 10‑Q filed on April 29, 2016.
(18)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016.
(19)	Incorporated by reference to our Current Report on Form 8-K filed on June 16, 2016.
(20)	Incorporated by reference to our Current Report on Form 8-K filed July 28, 2016.
(21)	Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on February 12, 2016.