Form 10-Q
period 2017-03-31
CoreSite Realty Corp
filed 2017-04-28
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock outstanding at April 26, 2017,  was 34,195,567.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Investments in real estate:
Land	$97,258	$100,258
Buildings and improvements	1,475,029	1,472,580
	1,572,287	1,572,838
Less: Accumulated depreciation and amortization	(395,039)	(369,303)
Net investment in operating properties	1,177,248	1,203,535
Construction in progress	98,695	70,738
Net investments in real estate	1,275,943	1,274,273
Cash and cash equivalents	2,386	4,429
Accounts and other receivables, net of allowance for doubtful accounts of $30 and $209 as of March 31, 2017, and December 31, 2016, respectively	21,369	25,125
Lease intangibles, net of accumulated amortization of $13,555 and $12,385 as of March 31, 2017, and December 31, 2016, respectively	8,743	9,913
Goodwill	41,191	41,191
Other assets, net	102,957	96,372
Total assets	$1,452,589	$1,451,303

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $3,343 and $3,550 as of March 31, 2017, and December 31, 2016, respectively	$719,657	$690,450
Accounts payable and accrued expenses	55,164	72,519
Accrued dividends and distributions	41,097	41,849
Deferred rent payable	9,099	7,694
Acquired below-market lease contracts, net of accumulated amortization of $5,645 and $5,439 as of March 31, 2017, and December 31, 2016, respectively	4,086	4,292
Unearned revenue, prepaid rent and other liabilities	34,820	37,413
Total liabilities	863,923	854,217
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of March 31, 2017, and December 31, 2016	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 34,193,619 and 33,896,771 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	338	334
Additional paid-in capital	444,653	438,531
Accumulated other comprehensive income (loss)	332	(101)
Distributions in excess of net income	(128,797)	(118,038)
Total stockholders' equity	431,526	435,726
Noncontrolling interests	157,140	161,360
Total equity	588,666	597,086
Total liabilities and equity	$1,452,589	$1,451,303

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Data center revenue:
Rental revenue	$64,251	$50,371
Power revenue	30,861	25,574
Interconnection revenue	14,512	12,742
Tenant reimbursement and other	2,276	1,830
Office, light-industrial and other revenue	3,021	1,963
Total operating revenues	114,921	92,480
Operating expenses:
Property operating and maintenance	29,226	24,663
Real estate taxes and insurance	4,504	3,065
Depreciation and amortization	32,338	24,770
Sales and marketing	4,503	4,221
General and administrative	8,124	8,720
Rent	5,962	5,417
Transaction costs	—	3
Total operating expenses	84,657	70,859
Operating income	30,264	21,621
Interest income	—	1
Interest expense	(5,107)	(2,012)
Income before income taxes	25,157	19,610
Income tax expense	(97)	(4)
Net income	$25,060	$19,606
Net income attributable to noncontrolling interests	6,684	6,261
Net income attributable to CoreSite Realty Corporation	$18,376	$13,345
Preferred stock dividends	(2,084)	(2,084)
Net income attributable to common shares	$16,292	$11,261
Net income per share attributable to common shares:
Basic	$0.49	$0.37
Diluted	$0.48	$0.37
Weighted average common shares outstanding
Basic	33,558,787	30,252,693
Diluted	33,981,776	30,694,747

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$25,060	$19,606
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	313	(3,198)
Reclassification of other comprehensive income to interest expense	297	456
Comprehensive income	25,670	16,864
Comprehensive income attributable to noncontrolling interests	6,861	5,281
Comprehensive income attributable to CoreSite Realty Corporation	$18,809	$11,583

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Stock	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2017	$115,000	33,896,771	$334	$438,531	$(101)	$(118,038)	$435,726	$161,360	$597,086
Issuance of stock awards, net of forfeitures	—	133,149	—	—	—	—	—	—	—
Exercise of stock options	—	163,699	2	4,172	—	—	4,174	—	4,174
Share-based compensation	—	—	2	1,950	—	—	1,952	—	1,952
Dividends declared on preferred stock	—	—	—	—	—	(2,084)	(2,084)	—	(2,084)
Dividends and distributions	—	—	—	—	—	(27,051)	(27,051)	(11,081)	(38,132)
Net income	—	—	—	—	—	18,376	18,376	6,684	25,060
Other comprehensive income	—	—	—	—	433	—	433	177	610
Balance at March 31, 2017	$115,000	34,193,619	$338	$444,653	$332	$(128,797)	$431,526	$157,140	$588,666

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,060	$19,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,338	24,770
Amortization of above/below market leases	(124)	(133)
Amortization of deferred financing costs	369	283
Share-based compensation	1,802	2,093
Bad debt expense	(96)	142
Changes in operating assets and liabilities:
Accounts receivable	3,853	(4,011)
Deferred rent receivable	(1,350)	(1,047)
Deferred leasing costs	(3,660)	(3,541)
Other assets	(7,243)	(6,102)
Accounts payable and accrued expenses	846	(5,533)
Unearned revenue, prepaid rent and other liabilities	(2,255)	129
Deferred rent payable	1,405	(320)
Net cash provided by operating activities	50,945	26,336
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(2,608)	(777)
Real estate improvements	(42,586)	(70,601)
Net cash used in investing activities	(45,194)	(71,378)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,174	1,009
Proceeds from revolving credit facility	38,000	60,750
Payments on revolving credit facility	(9,000)	(92,000)
Proceeds from unsecured debt	—	100,000
Payments of loan fees and costs	—	(1,035)
Dividends and distributions	(40,968)	(27,336)
Net cash provided by (used in) financing activities	(7,794)	41,388
Net change in cash and cash equivalents	(2,043)	(3,654)
Cash and cash equivalents, beginning of period	4,429	6,854
Cash and cash equivalents, end of period	$2,386	$3,200
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$3,302	$1,748
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$9,461	$33,931
Accrual of dividends and distributions	$41,097	$28,158

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

 1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,”  “us,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of March 31, 2017, the Company owns a 70.9% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 29.1% interest in our Operating Partnership. See additional discussion in Note 8, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the expected results for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Intercompany balances and transactions have been eliminated upon consolidation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard establishes a five-step model framework which recognizes revenue as an entity transfers control of goods or services to the customer and requires enhanced disclosures. This standard does not apply to leases, which will be accounted for under ASC Topic 842, Leases. The revenue standard is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. As ASC Topic 606 does not impact lessor accounting, we do not believe this standard will significantly impact our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for power, interconnection, tenant reimbursement and other revenue.

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

We plan to adopt ASC Topic 842 and ASC Topic 606 effective January 1, 2018, which will result in a transition date of January 1, 2016. As a lessee we do not anticipate the classification of our leases to change, but we will be required to recognize a lease liability and corresponding right-of-use asset on our consolidated balance sheets for all of our operating leases. Using the fixed noncancellable term of all existing data center leases, excluding renewal options, we estimate the initial lease liability and right-of-use asset will be approximately $100 million on our consolidated balance sheet as of the transition date. As we continue to evaluate the provisions of ASC Topic 842, we will evaluate our existing renewal options within our data center leases and ultimately conclude as to whether we are, or are not, reasonably certain, based on relevant factors that may create an economic incentive for us, to exercise renewal options for each of our data center leases. If we determine that we are reasonably certain to exercise all renewal options for each lease, we estimate the initial lease liability and right-of-use asset will be approximately $300 million on our consolidated balance sheet as of the transition date. Subject to our evaluation of whether we are reasonably certain to exercise renewal options for each of our data center leases as well as resolution of other implementation items, we estimate our straight-line rental expense could increase up to $1.3 million and $1.2 million within our consolidated statement of operations for the three months ended March 31, 2017, and 2016, respectively.

In accordance with ASC Topic 842, lessor accounting for our leases remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard defines initial direct costs as only incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees related to the execution of successful lease agreements will not meet the definition of initial direct costs under the new standard and will be accounted for as a sales and marketing expense in the consolidated statement of operations upon adoption of ASC Topic 842. We estimate sales and marketing expense could increase up to $0.5 million for both the three months ended March 31, 2017, and 2016. We are currently evaluating the other impacts of ASC Topic 842 and ASC Topic 606 on our significant accounting policies and consolidated financial statements.

In August 2016, the FASB issued guidance codified in Accounting Standards Update (“ASU”) Topic 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard will be effective for the fiscal year beginning January 1, 2018, and subsequent interim periods. We do not expect the provisions of ASC 2016-15 to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance codified in ASU Topic 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASC 2017-04 to have a material impact on our consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.6 million and $1.1 million for the three months ended March 31, 2017, and 2016, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was  $26.8 million and $20.1 million for the three months ended March 31, 2017, and 2016, respectively.

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

The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease and, for below-market leases, over a time period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three months ended March 31, 2017, or 2016.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2017, and December 31, 2016, we had approximately $41.2 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three months ended March 31, 2017, or 2016.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Internal sales commissions	$18,493	$18,748
Third party commissions	12,883	13,643
External legal counsel	742	730
Total	$32,118	$33,121

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three months ended March 31, 2017, and 2016, no impairment of long-lived assets was recognized.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three months ended March 31, 2017, and 2016.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For both the three months ended March 31, 2017, and 2016, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At March 31, 2017, and December 31, 2016, the allowance for doubtful accounts totaled less than $0.1 million and $0.2 million, respectively.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At March 31, 2017, and December 31, 2016, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.4  million.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2017, and December 31, 2016, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at March 31, 2017 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$96,604	$377	$102,135
Chicago	5,493	99,661	8,439	113,593
Denver	—	5,413	8,546	13,959
Los Angeles	28,467	240,475	12,268	281,210
Miami	728	10,516	152	11,396
New York	2,388	128,638	39,786	170,812
Northern Virginia(1)	23,642	284,442	26,341	334,425
San Francisco Bay	31,386	609,280	2,786	643,452
Total	$97,258	$1,475,029	$98,695	$1,670,982

(1)

On February 23, 2017, we executed a ten-year lease for 25,000 square feet at a new property, referred to as DC2, to further expand our data center presence in Washington D.C., which is under construction as of March 31, 2017.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Deferred leasing costs	$32,118	$33,121
Deferred rent receivable	37,743	36,393
Internal-use software	15,254	14,440
Prepaid expenses	8,746	4,390
Corporate furniture, fixtures and equipment	6,196	5,356
Deferred financing costs - revolving credit facility	1,442	1,604
Other	1,458	1,068
Total	$102,957	$96,372

5. Debt

A summary of outstanding indebtedness as of March 31, 2017, and December 31, 2016, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2017	2016
Revolving credit facility	2.53% and 2.32% at March 31, 2017, and December 31, 2016, respectively	June 24, 2019	$223,000	$194,000
2019 Senior unsecured term loan(1)	3.23% at March 31, 2017, and December 31, 2016	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan(2)	2.71% and 2.60% at March 31, 2017, and December 31, 2016	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.48% and 2.27% at March 31, 2017, and December 31, 2016	February 2, 2021	100,000	100,000
2023 Senior unsecured notes	4.19% at March 31, 2017, and December 31, 2016	June 15, 2023	150,000	150,000
Total principal outstanding			723,000	694,000
Unamortized deferred financing costs			(3,343)	(3,550)
Total debt			$719,657	$690,450

(1)

Our Operating Partnership entered into a swap agreement with respect to the 2019 Term Loan (as defined below) to swap the variable interest rate associated with $100 million, or 100%, of the 2019 Term Loan to a fixed rate of approximately 3.23% per annum at our current leverage ratio. See Note 6 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership entered into a swap agreement with respect to the 2020 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50%, of the principal amount of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of March 31, 2017, is 2.48%. See Note 6 – Derivatives and Hedging Activities.

Subsequent Debt Financing

On April 19, 2017, and April 20, 2017, our Operating Partnership executed two separate financing transactions resulting in additional liquidity of $275 million, which will be used to refinance existing debt and for general corporate purposes. The new debt is comprised of a $100 million increase to the current 2019 Term Loan with a new five-year term maturing in April 2022 and the issuance of $175 million of 3.91% senior notes due April 2024. See “2019 Senior Unsecured Term Loan” and “2024 Senior Unsecured Notes” below for additional discussion.

Revolving Credit Facility

On February 2, 2016, our Operating Partnership and certain subsidiary co-borrowers entered into the first amendment to the third amended and restated credit agreement (as amended, the “Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement maturity date is June 24, 2019, with a one-time extension option, which, if exercised, would extend the maturity date to June 24, 2020. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement includes a total commitment of $600 million, providing for a $350 million revolving credit facility, a  $150 million unsecured term loan scheduled to mature on June 24, 2020, and a $100 million unsecured term loan scheduled to mature on February 2, 2021. See “2020 Senior Unsecured Term Loan” and “2021 Senior Unsecured Term Loan” below for a discussion of the $150 million and $100 million term loans. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $600 million to $800 million, under specified circumstances, including securing capital from new or existing lenders.

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2017, our Operating Partnership’s leverage ratio was 22.4% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility, which is part of the Credit Agreement, is equal to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of March 31, 2017, the borrowing capacity was $350.0 million. As of March 31, 2017,  $223.0 million was borrowed and outstanding, $4.5 million was outstanding under letters of credit and therefore $122.5 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of March 31, 2017, was 22.4%
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of March 31, 2017, was 0.0
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of March 31, 2017, was 8.6 to 1.0; and

•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of March 31, 2017, our unhedged variable rate debt ratio was 12.2%.

As of March 31, 2017, we were in compliance with all of the financial covenants under the Credit Agreement.

2019 Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (the “2019 Term Loan”). The 2019 Term Loan has a five-year term and contains an accordion feature, which allows our Operating Partnership to increase the total commitments by $100 million, to $200 million, under specified circumstances, including securing capital from new or existing lenders. The 2019 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of March 31, 2017, we were in compliance with all of the financial covenants under the 2019 Term Loan.

The borrowings under the 2019 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 175 basis points to 265 basis points, or (ii) a base rate plus 75 basis points to 165 basis points, each depending on our Operating Partnership's leverage ratio. At March 31, 2017, our Operating Partnership’s leverage ratio was 22.4% and the interest rate was LIBOR plus 175 basis points.

On April 19, 2017, our Operating Partnership and certain subsidiaries amended the 2019 Term Loan to (i) exercise the accordion feature to increase the total commitments to $200 million, (ii) extend the maturity of the facility from January 31, 2019, to April 19, 2022, (iii) amend the accordion feature to allow an increase in total commitments from $200 million to $300 million, and (iv) explicitly permit the issuance of the 2024 Notes defined below. All other terms of the 2019 Term Loan remain materially unchanged.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2019 Term Loan, the 2021 Term Loan, the 2023 Notes and the 2024 Notes and contains the same financial covenants and other customary restrictive covenants. As of March 31, 2017, we were in compliance with all of the financial covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership's leverage ratio. At March 31, 2017, the Operating Partnership’s leverage ratio was 22.4% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2019 Term Loan, the 2020 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants. As of March 31, 2017, we were in compliance with all of the financial covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2017, our Operating Partnership’s leverage ratio was 22.4% and the interest rate was LIBOR plus 150 basis points.

2023 Senior Unsecured Notes

On June 15, 2016, our Operating Partnership issued an aggregate principal amount of $150 million, 4.19% senior unsecured notes due June 15, 2023 (the “2023 Notes”) in a private placement to certain accredited investors. The terms of the 2023 Notes are governed by a note purchase agreement, dated June 15, 2016 (the “2023 Note Purchase Agreement”), by and among our Operating Partnership, the Company and the purchasers named therein.

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

Our Operating Partnership may prepay all or a portion of the 2023 Notes upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the 2023 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2023 Notes will have the right to require our Operating Partnership to purchase 100% of such holder’s 2023 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2023 Notes rank pari passu with the 2019 Term Loan, the 2020 Term Loan, the 2021 Term Loan, the 2024 Notes and the Credit Agreement. The 2023 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. The aforementioned covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of March 31, 2017, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

2024 Senior Unsecured Notes

On April 20, 2017, our Operating Partnership issued an aggregate principal amount of $175 million, 3.91% senior unsecured notes due April 20, 2024 (the “2024 Notes”) in a private placement to certain accredited investors. The terms of the 2024 Notes are governed by a note purchase agreement, dated April 20, 2017 (the “2024 Note Purchase Agreement”), by and among our Operating Partnership, the Company and the purchasers named therein.

Interest is payable semiannually, on the 15th day of June and December in each year, commencing on December 15, 2017. The 2024 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of our Operating Partnership’s subsidiaries that guarantees indebtedness under our subsidiary guarantors.

Our Operating Partnership may prepay all or a portion of the 2024 Notes upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the 2024 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2024 Notes will have the right to require our Operating Partnership to purchase 100% of such holder’s 2024 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2024 Notes rank pari passu with the 2019 Term Loan, the 2020 Term Loan, the 2021 Term Loan, the 2023 Notes and the Credit Agreement. The 2024 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. The aforementioned covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due, adjusted for the April 2017 debt financing transactions,  which includes the amended 2019 Term Loan, the 2024 Notes, and the repayment of the revolving credit facility (in thousands):

Year Ending December 31,
2017	$—
2018	—
2019	—
2020	150,000
2021	100,000
Thereafter	473,000
Total principal outstanding	723,000
Unamortized deferred financing costs	(3,343)
Total debt, net	$719,657

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

On April 21, 2017, we terminated $50 million of our $100 million five-year interest rate swap.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income related to the unrealized loss or gain on derivative contracts were a gain of $0.3 million and a loss of $3.2 million for the three months ended March 31, 2017, and 2016, respectively. The amounts reclassified from other comprehensive income to interest expense on the condensed consolidated statements of operations were $0.3 million and $0.5 million for the three months ended March 31, 2017, and 2016. Any ineffective portion of the change in fair value of the derivatives is recognized directly in net income. During the three months ended March 31, 2017, and 2016, we did not record any amount in net income related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning April 1, 2017, we estimate that $0.4 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $0.1 million and $0.4 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheets as of March 31, 2017, and December 31, 2016, respectively. We also had a $0.6 million and $0.3 million derivative asset recognized in other assets in our consolidated balance sheets as of March 31, 2017, and December 31, 2016, respectively.

7. Stockholders’ Equity

We declared the following dividends per share on our Series A cumulative preferred stock and common stock during the three months ended March 31, 2017:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Stock
March 9, 2017	March 31, 2017	April 17, 2017	$0.4531	(1)	$0.80

(1)	Dividend covers the period from January 15, 2017, to April 14, 2017.

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

The following table shows the ownership interests in our Operating Partnership as of March 31, 2017, and December 31, 2016:

	March 31, 2017		December 31, 2016
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,764,350	70.9%	33,376,568	70.7%
Noncontrolling interests	13,851,347	29.1	13,851,347	29.3
Total	47,615,697	100.0%	47,227,915	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the three months ended March 31, 2017, we issued 387,782 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of March 31, 2017, received quarterly distributions of $0.80 per unit, payable in correlation with declared dividends on common stock.

The redemption value of the noncontrolling interests at March 31, 2017, was $1.2 billion based on the closing price of the Company’s common stock of $90.05 per share on that date.

9. Equity Incentive Plan

Our Board of Directors adopted and, with the approval of our stockholders, amended the 2010 Equity Award Incentive Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock which are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of March 31, 2017,  3,054,224 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

The following table sets forth stock option activity under the 2010 Plan for the three months ended March 31, 2017:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2016	265,550	$22.96
Granted	—	—
Exercised	(163,699)	25.50
Forfeited	—	—
Expired	—	—
Options outstanding, March 31, 2017	101,851	$19.07

The following table sets forth the number of shares subject to options that are unvested as of March 31, 2017, and the fair value of these options at the grant date:

	Number of	Weighted-
	Shares	Average Fair
	Subject to	Value at Grant
	Option	Date
Unvested balance, December 31, 2016	16,323	$9.99
Granted	—	—
Forfeited	—	—
Vested	(16,323)	9.99
Unvested balance, March 31, 2017	—	$—

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

		Weighted-
	Restricted	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2016	323,641	$53.84
Granted	126,846	85.51
Forfeited	(26,321)	62.23
Vested	(117,242)	41.33
Unvested balance, March 31, 2017	306,924	$69.48

As of March 31, 2017, total unearned compensation on restricted awards was approximately $20.0 million, and the weighted-average vesting period was 3.0 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 0% and 150% of a target number of shares for PSAs granted in 2014 and between 25% and 175% of the target number of shares for PSAs granted in 2015, 2016, and 2017. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not achieve maximum relative TSR versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis to expense over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which will be accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2016	44,835	167,725	113,976	$54.24
Granted	7,143	49,999	28,571	105.30
Performance adjustment (1)	62,841	—	23,725	—
Forfeited	(5,674)	(16,836)	(11,255)	79.09
Vested	(70,518)	(70,518)	(70,518)	25.89
Unvested balance, March 31, 2017	38,627	130,370	84,499	$84.49

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of March 31, 2017, total unearned compensation on PSAs was approximately $5.1 million, and the weighted-average vesting period was 2.5 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the three months ended March 31, 2017, and 2016.

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	2.81	2.83
Expected volatility	23.33%	25.29%
Expected annual dividend(1)	—	—
Risk-free rate	1.60%	0.97%

(1)	The fair value of the PSAs assumes reinvestment of dividends.

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

	Three Months Ended March 31,
	2017	2016
Net income attributable to common shares	$16,292	$11,261
Weighted-average common shares outstanding - basic	33,558,787	30,252,693
Effect of potentially dilutive common shares:
Stock options	156,035	200,379
Unvested awards	266,954	241,675
Weighted-average common shares outstanding - diluted	33,981,776	30,694,747
Net income per share attributable to common shares
Basic	$0.49	$0.37
Diluted	$0.48	$0.37

In the calculations above, we have excluded weighted-average potentially dilutive securities of 39,937 and 59,408 for the three months ended March 31, 2017, and 2016, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of March 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $723.0 million and $694.0 million as of March 31, 2017, and December 31, 2016, respectively, with a fair value of $725.8 million and $673.0 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At March 31, 2017, we had open commitments related to construction contracts of approximately  $16.3 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At March 31, 2017, we had open commitments related to these contracts of approximately  $10.4 million.

We entered into a Memorandum of Understanding with the Virginia Economic Development Partnership Authority (the “Virginia Memorandum of Understanding”) pursuant to which we are afforded the opportunity to benefit from an exemption from sales and use tax for certain qualifying data center related purchases and equipment leases. This exemption also extends to our customers who execute a Landlord-Tenant Participation Agreement under the Virginia Memorandum of Understanding.  The Virginia Memorandum of Understanding establishes thresholds relating to the level of capital investment and qualifying new jobs created within the Commonwealth of Virginia by us and our customers who have agreed to sign participation agreements. In the event those thresholds are not met as of the agreed upon performance date of June 1, 2017, we would be required to repay the sales and use tax benefit we have received, as well as any tax benefit received by our customers who default on their obligation to repay the tax benefit they have received under the exemption program up to a maximum of $7.5 million. We estimate that we may be required to repay between $0.0 million and $4.0 million for sales and use tax benefits we have received under the exemption program, of which none has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheets as of March 31, 2017, and December 31, 2016, as we believe we will meet the thresholds as of the June 1, 2017, performance date.

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

The case was set to start trial on August 29, 2016, but upon unopposed application, the Superior Court vacated the August 29, 2016, trial date, continued the trial date to July 24, 2017, set a final status conference for July 14, 2017, and reset other procedural deadlines in the action. On April 7, 2017, US Colo filed another unopposed application to further continue the trial date. We intend to vigorously defend this legal proceeding.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties entered into a Memorandum of Understanding, pursuant to which the parties agreed to settle the lawsuit. The settlement, which remains subject to Superior Court approval, resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California, as well a related class action lawsuit filed on July 22, 2016, alleging similar claims, in exchange for a $600,000 payment to be made by us. A hearing for Superior Court approval of the settlement has been scheduled for June 5, 2017. There can be no assurance that the settlement will be finally approved by the Superior Court. We intend to vigorously defend this legal proceeding if the settlement is not approved.

While it is not feasible to predict or determine the outcome of these legal proceedings, as of March 31, 2017, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.6 million and $3.1 million in the aggregate, of which $2.9 million has been accrued in accounts payable and accrued expenses in our consolidated balance sheet as of March 31, 2017.

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

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,”  “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our ability to service existing debt; (x) our failure to qualify or maintain our status as a REIT; (xi) financial market fluctuations; (xii) changes in real estate and zoning laws and increases in real estate taxes; (xiii) delays or disruptions in third-party network connectivity; (xiv) service failures or price increases by third party power suppliers; (xv) inability to renew net leases on the data center properties we lease; and (xvi) other factors affecting the real estate or technology industries generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by applicable law. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Our Portfolio

As of March 31, 2017, our property portfolio included 20 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 3.5 million net rentable square feet (“NRSF”), of which over 2.2 million NRSF is existing data center space. The approximately 1.0 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of March 31, 2017:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,029	85,932	80.0%	—	—%	85,932	80.0%	—	85,932
SV2	8,201	76,676	92.7	—	—	76,676	92.7	—	76,676
Santa Clara campus(6)	62,009	538,615	99.4	76,885	27.4	615,500	90.4	—	615,500
San Francisco Bay Total	76,239	701,223	96.3	76,885	27.4	778,108	89.5	—	778,108
Los Angeles
One Wilshire campus
LA1*	29,378	139,053	94.4	—	—	139,053	94.4	10,352	149,405
LA2	33,757	259,069	91.5	43,345	34.2	302,414	83.3	122,476	424,890
Los Angeles Total	63,135	398,122	92.5	43,345	34.2	441,467	86.8	132,828	574,295
Northern Virginia
VA1	27,980	198,632	94.6	—	—	198,632	94.6	3,087	201,719
VA2	15,012	115,336	100.0	73,111	28.7	188,447	72.3	—	188,447
DC1*	3,228	22,137	85.6	—	—	22,137	85.6	—	22,137
DC2*	—	—	—	—	—	—	—	24,563	24,563
Reston Campus Expansion(7)	1,136	48,928	100.0	—	—	48,928	100.0	611,072	660,000
Northern Virginia Total	47,356	385,033	96.4	73,111	28.7	458,144	85.6	638,722	1,096,866
Chicago
CH1	18,946	178,407	95.2	—	—	178,407	95.2	—	178,407
Boston
BO1	17,341	166,026	98.8	14,031	72.3	180,057	96.8	73,619	253,676
New York
NY1*	5,397	48,404	75.5	—	—	48,404	75.5	—	48,404
NY2	10,735	68,822	96.9	32,920	51.3	101,742	82.1	134,508	236,250
New York Total	16,132	117,226	88.1	32,920	51.3	150,146	80.0	134,508	284,654
Denver
DE1*	1,408	5,878	99.3	—	—	5,878	99.3	23,906	29,784
DE2*	491	5,140	100.0	—	—	5,140	100.0	—	5,140
Denver Total	1,899	11,018	99.6	—	—	11,018	99.6	23,906	34,924
Miami
MI1	1,372	30,176	61.0	—	—	30,176	61.0	13,154	43,330
Total Data Center Facilities	$242,420	1,987,231	94.7%	240,292	34.9%	2,227,523	88.2%	1,016,737	3,244,260

Office and Light-Industrial(7)	7,915	354,721	79.3	—	—	354,721	79.3	—	354,721
Reston Office and Light-Industrial(8)	2,886	178,712	100.0	—	—	178,712	100.0	(178,712)	—

Total Portfolio	$253,221	2,520,664	92.9%	240,292	34.9%	2,760,956	87.8%	838,025	3,598,981

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space

(such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 29).

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of March 31, 2017, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $260.1 million as of March 31, 2017, which includes $6.9 million in operating expense reimbursements under modified gross and triple-net leases. See footnote (6) below for more information regarding annualized rent for the Santa Clara campus.

(5)

Includes customer leases that have commenced and are occupied as of March 31, 2017. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of March 31, 2017. The percent occupied for stabilized data center space would have been 95.0%, rather than 94.7%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 89.1%, rather than 87.8% if all leases signed in current and prior periods had commenced.

(6)

The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease term expires. The $4.1 million payable pursuant to this agreement is scheduled to expire in the second quarter of 2017.

(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.
(8)

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

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2015, excluding space for which development was completed and became available to be leased after December 31, 2015. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the March 31, 2017, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2016, and 2015, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,732	85,932	80.0%	234,238	81.2%	320,170	80.9%
SV2	8,201	76,676	92.7	—	—	76,676	92.7
Santa Clara campus(3)	33,848	252,009	98.8	712	84.3	252,721	98.8
San Francisco Bay Total	53,781	414,617	93.8	234,950	81.2	649,567	89.2
Los Angeles
One Wilshire campus
LA1*	29,564	139,053	94.4	4,373	80.0	143,426	93.9
LA2	28,966	254,343	91.3	7,029	95.2	261,372	91.4
Los Angeles Total	58,530	393,396	92.4	11,402	89.3	404,798	92.3
Northern Virginia
VA1	29,075	198,633	94.6	61,050	91.1	259,683	93.8
VA2	9,962	92,173	100.0	—	—	92,173	100.0
DC1*	3,228	22,137	85.6	—	—	22,137	85.6
Northern Virginia Total	42,265	312,943	95.6	61,050	91.1	373,993	94.8
Chicago
CH1	19,037	178,407	95.2	4,946	76.0	183,353	94.7
Boston
BO1	16,150	166,026	98.8	19,495	76.6	185,521	96.5
New York
NY1*	5,410	48,404	75.5	209	100.0	48,613	75.6
NY2	10,976	101,742	82.1	20,735	22.7	122,477	72.1
New York Total	16,386	150,146	80.0	20,944	23.4	171,090	73.1
Denver
DE1*	1,408	5,878	99.3	—	—	5,878	99.3
DE2*	491	5,140	100.0	—	—	5,140	100.0
Denver Total	1,899	11,018	99.6	—	—	11,018	99.6
Miami
MI1	1,395	30,176	61.0	1,934	55.7	32,110	60.7
Total Facilities at March 31, 2017(4)	$209,443	1,656,729	92.6%	354,721	79.3%	2,011,450	90.3%

Total Facilities at December 31, 2016	$206,038		92.4%		76.2%		89.5%

Total Facilities at December 31, 2015	$191,088		89.8%		72.6%		86.7%

*Indicates properties in which we hold a leasehold interest.

(1)

Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(2)	Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF.
(3)

The annualized rent for the Santa Clara campus includes amounts associated with a restructured lease agreement involving a customer that has vacated its leased space and is paying discounted rent payments that may be applied to new lease arrangements elsewhere in our portfolio on a dollar-for-dollar basis until the original lease term expires. The $4.1 million payable pursuant to this agreement is scheduled to expire in the second quarter of 2017.

(4)

The percent occupied for data center space, office and light-industrial space, and total space would have been 93.1%,  79.3% and 90.6%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $209.4 million at March 31, 2017, compared to $206.0 million at December 31, 2016. The increase of $3.4 million in Same-Store annualized rent is due primarily to the increase in data center occupancy at our Northern Virginia and New York markets which resulted in an increase of 7,218 occupied NRSF.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of March 31, 2017:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
One Wilshire campus
LA1	—	10,352	10,352
LA2	41,629	80,847	122,476
Los Angeles Total	41,629	91,199	132,828
Northern Virginia
VA1	3,087	—	3,087
DC2	24,563	—	24,563
Reston Campus Expansion(3)	24,922	586,150	611,072
Northern Virginia Total	52,572	586,150	638,722
Boston
BO1	13,735	59,884	73,619
New York
NY2	—	134,508	134,508
Denver
DE1	8,276	15,630	23,906
Miami
MI1	—	13,154	13,154
Total Facilities(4)	116,212	900,525	1,016,737

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

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended March 31, 2017 (in thousands):

Three Months Ended
March 31, 2017
Data center expansion	$22,644
Non-recurring investments	3,301
Tenant improvements	1,848
Recurring capital expenditures	2,582
Total capital expenditures	$30,375

During the three months ended March 31, 2017, we incurred approximately $30.4 million of capital expenditures, of which approximately $22.6 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of the capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the three months ended March 31, 2017, we completed development of one computer room placed into service at LA2. The following table sets forth capital expenditures spent on data center NRSF placed into service during the three months ended March 31, 2017, or under construction as of March 31, 2017:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
LA2	$9,459	4,726	41,629
DE1	2,577	—	8,276
Reston Expansion	2,343	—	24,922
Other	8,265	—	41,385
Total	$22,644	4,726	116,212

During the three months ended March 31, 2017, we incurred approximately $3.3 million in non-recurring investments, of which $2.2 million is a result of internal IT software development and the remaining $1.1 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the three months ended March 31, 2017, we incurred approximately $1.8 million in tenant improvements, which relates to numerous small tenant improvement projects at various properties.

During the three months ended March 31, 2017, we incurred approximately $2.6 million of recurring capital expenditures within our portfolio for required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 336,000 NRSF of data center and office and light-industrial space currently unoccupied in our total portfolio, 815 and 706 data center leases representing approximately 13.0% and 14.3% of the NRSF in our operating data center portfolio with current average annualized rental rates of $152 per NRSF and $152 per NRSF are scheduled to expire during the remainder of 2017 and the year ending December 31, 2018, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space. As of March 31, 2017, we had approximately 262,000 NRSF of unoccupied data center space of which approximately 35,000 NRSF is leased with a future commencement date. The loss of one or more significant customers could have a material adverse effect on our results of operations. During the three months ended March 31, 2017, we entered into new and expansion leases totaling approximately 46,000 NRSF. The following table summarizes our leasing activity during the three months ended March 31, 2017:

		GAAP	Total
	Number of	Annualized	Leased	GAAP Rental	GAAP Rent
	Leases(1)	Rent	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	118	$9,121	37,352	$244

New/expansion leases signed	128	$9,701	46,484	$209

Renewal leases signed	178	$13,885	95,108	$146	5.5%

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
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

Results of Operations

Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2017, and 2016. A summary of our operating results for the three months ended March 31, 2017, and 2016, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating revenue	$114,921	$92,480	$22,441	24.3%
Operating expense	84,657	70,859	13,798	19.5
Operating income	30,264	21,621	8,643	40.0
Interest expense	5,107	2,012	3,095	153.8
Net income	25,060	19,606	5,454	27.8

Operating Revenue

Operating revenue during the three months ended March 31, 2017, and 2016, was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Data center revenue:
Rental revenue	$64,251	$50,371	$13,880	27.6%
Power revenue	30,861	25,574	5,287	20.7
Interconnection revenue	14,512	12,742	1,770	13.9
Tenant reimbursement and other	2,276	1,830	446	24.4
Total data center revenue	111,900	90,517	21,383	23.6
Office, light-industrial and other revenue	3,021	1,963	1,058	53.9
Total operating revenues	$114,921	$92,480	$22,441	24.3%

A majority of the increase in operating revenues was due to a $19.2 million increase in data center rental and power revenue during the three months ended March 31, 2017, compared to the 2016 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 435,000 NRSF at an average rental rate of $139 per NRSF during the twelve months ended March 31, 2017. The increase in operating revenues was also attributable to the renewal of approximately 294,000 NRSF at a rent growth rate of 6.6% and the acquisition of the Reston Campus expansion during twelve months ended March 31, 2017. This increase was partially offset by the move-out of customer leases totaling approximately 69,000 NRSF at an average rental rate of $186 per NRSF during the twelve months ended March 31, 2017.

In addition, interconnection revenue increased $1.8 million, or 13.9%, during the three months ended March 31, 2017, compared to the 2016 period, primarily as a result of an increase in the volume of cross connects from new and existing customers. During the twelve months ended March 31, 2017, total cross connect volume grew 10.3%.

Operating Expenses

Operating expenses during the three months ended March 31, 2017, and 2016, were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Property operating and maintenance	$29,226	$24,663	$4,563	18.5%
Real estate taxes and insurance	4,504	3,065	1,439	46.9
Depreciation and amortization	32,338	24,770	7,568	30.6
Sales and marketing	4,503	4,221	282	6.7
General and administrative	8,124	8,720	(596)	(6.8)
Rent	5,962	5,417	545	10.1
Transaction costs	—	3	(3)	(100.0)
Total operating expenses	$84,657	$70,859	$13,798	19.5%

Property operating and maintenance expense increased $4.6 million, or 18.5%, primarily as a result of an increase in power expense due to increased customer consumption as a result of the commencement of new and expansion leases during the twelve months ended March 31, 2017, that resulted in a 30.7% increase in occupied data center NRSF from 1,503,235 NRSF as of March 31, 2016, to 1,965,323 NRSF as of March 31, 2017. In addition, payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $1.4 million, or 46.9%, during the three months ended March 31, 2017, compared to the 2016 period, primarily as a result of decreased capitalized real estate taxes due to SV6, SV7, and computer rooms at LA2 and VA2 being placed into service and increased tax assessments at our Los Angeles properties. We also realized real estate tax expense related to our Reston Campus Expansion, which we did not own during the three months ended March 31, 2016.

Depreciation and amortization expense increased $7.6 million during the three months ended March 31, 2017,  compared to the 2016 period, as a result of an increase in depreciation expense from approximately 460,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $319.5 million.

Interest Expense

Interest expense increased $3.1 million during the three months ended March 31, 2017, compared to the 2016 period,  primarily as a result of the increase in overall debt outstanding during the three months ended March 31, 2017. The total principal debt outstanding was $723.0 million and $461.0 million as of March 31, 2017, and 2016, respectively. A summary of interest expense for the three months ended March 31, 2017, and 2016, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Interest expense and fees	$5,298	$2,814	$2,484	88.3%
Amortization of deferred financing costs	369	283	86	30.4
Capitalized interest	(560)	(1,085)	525	48.4
Total interest expense	$5,107	$2,012	$3,095	153.8%
Percent capitalized	9.9%	35.0%

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Net cash provided by operating activities was $50.9 million for the three months ended March 31, 2017, compared to $26.3 million for the three months ended March 31, 2016. The increase of $24.6 million, or 93% was primarily due to the commencement of new and expansion leases of approximately 435,000 NRSF at an average rental rate of $139 per NRSF, the renewal of approximately 294,000 NRSF at a rent growth rate of 6.6%, and growth in cash receipts from data center rental, power and interconnection services from existing customers.

Net cash used in investing activities decreased by $26.2 million, or 37%, to $45.2 million for the three months ended March 31, 2017, compared to $71.4 million for the three months ended March 31, 2016. This decrease was due primarily to construction spend on our SV6 and SV7 properties at our Santa Clara campus during the three months ended March 31, 2016.

Net cash used in financing activities was $7.8 million for the three months ended March 31, 2017, compared to $41.4 million provided by financing activities for the three months ended March 31, 2016. The $49.2 million change in financing activities was primarily a result of net cash proceeds from the revolving credit facility of $29.0 million during the three months ended March 31, 2017, compared to cash proceeds from the 2021 Term Loan of $100 million and net cash payments on the revolving credit facility of $31.3 million during the three months ended March 31, 2016. There was also an increase of $13.6 million in dividends and distributions paid on our common stock and Operating Partnership units during the three months ended March 31, 2017, as a result of an increase in the quarterly dividend from $0.53 per share or unit paid during the three months ended March 31, 2016, to $0.80 per share or unit paid during the three months ended March 31, 2017.

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

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of March 31, 2017, we had $2.4 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $230 million to $250 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the remaining estimated capital required on our current projects under construction as of March 31, 2017, shown in the table below, as well as the commencement of the next phase of the Reston Campus Expansion:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Per	Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	NRSF	Leased
TKD(1)
DE1(2)	Denver	Q3 2017	8,276	$8,439	$12,500	$1,510	8.0%
VA1	Northern Virginia	Q3 2017	3,087	5	1,700	551	—
BO1	Boston	Q3 2017	13,735	194	7,800	568	—
LA2(2)	Los Angeles	Q4 2017	41,629	8,008	45,200	1,086	—
DC2	Northern Virginia	Q4 2017	24,563	79	17,400	708	—
VA3 Phase 1A	Northern Virginia	Q4 2017	24,922	208	22,300	895	—
Total TKD			116,212	$16,933	$106,900		0.6%

Deferred Expansion Capital
VA2	Northern Virginia	Q2 2017	—	$8,427	$10,400
CH1	Chicago	Q2 2017	—	8,174	10,000
SV2	San Francisco Bay	Q2 2017	—	27	1,400
VA2	Northern Virginia	Q3 2017	—	269	1,100
Total Deferred Expansion Capital			—	$16,897	$22,900

Total			116,212	$33,830	$129,800

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

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash provided by operations and by incurring additional indebtedness.

In June 2015, our Operating Partnership and certain subsidiary co-borrowers entered into a third amended and restated credit agreement (the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. The total amount available for borrowing under our revolving credit facility is equal to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of March 31, 2017,  $223.0 million was borrowed and outstanding, $4.5 million was outstanding under letters of credit and therefore $122.5 million remained available for us to borrow under our revolving credit facility. Our Credit Agreement contains an accordion feature which allows our Operating Partnership to increase the total commitment by $200.0 million under specified circumstances, including securing capital from new or existing lenders. Our indebtedness maturity schedule is summarized below.

On April 19, 2017, our Operating Partnership and certain subsidiaries amended our $100 million senior unsecured term loan entered into in January 2014 (the “2019 Term Loan”) to (i) exercise the accordion feature to increase the total commitments to $200 million and (ii) extend the maturity of the facility from January 31, 2019, to April 19, 2022.  Additionally, on April 20, 2017, our Operating Partnership issued an aggregate principal amount of $175 million, 3.91% senior unsecured notes due April 20, 2024 (the “2024 Notes”) in a private placement to certain accredited investors. The proceeds from these two transactions were used to pay down the revolving credit facility and increase our short-term liquidity. Including the subsequent repayment of the revolving credit facility, we have the ability to borrow approximately $345.5 million under the revolving credit facility. Refer to Item 1. Financial Statements — Note 5 — Debt for additional information.

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, Deferred Expansion Capital, additional phases of our current projects under construction, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or certain accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of March 31, 2017, and December 31, 2016, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2017	2016
Revolving credit facility	2.53% and 2.32% at March 31, 2017, and December 31, 2016, respectively	June 24, 2019	$223,000	$194,000
2019 Senior unsecured term loan	3.23% at March 31, 2017, and December 31, 2016	January 31, 2019	100,000	100,000
2020 Senior unsecured term loan	2.71% and 2.60% at March 31, 2017, and December 31, 2016	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.48% and 2.27% at March 31, 2017, and December 31, 2016	February 2, 2021	100,000	100,000
2023 Senior unsecured notes	4.19% at March 31, 2017, and December 31, 2016	June 15, 2023	150,000	150,000
Total principal outstanding			723,000	694,000
Unamortized deferred financing costs			(3,343)	(3,550)
Total debt			$719,657	$690,450

As of March 31, 2017, we were in compliance with the covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of March 31, 2017, and December 31, 2016, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, subsequent debt financing, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defined FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared during the period.

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

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$25,060	$19,606
Real estate depreciation and amortization	31,029	23,385
FFO	56,089	42,991
Preferred stock dividends	(2,084)	(2,084)
FFO attributable to common shares and units	$54,005	$40,907
FFO per common share and OP unit - diluted	$1.13	$0.86

Distribution Policy

In order to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”), we are generally required to make annual distributions to our stockholders of at least 90% of our net taxable income. Our common share distribution policy is to distribute a percentage of our cash flow to ensure that we will, at a minimum, meet the distribution requirements of the Code while considering other cash requirements, such as capital improvements, investment activities and other capital needs.

We have made distributions every quarter since our initial public offering. During the three months ended March 31, 2017, we declared a dividend of $0.80 per common share and Operating Partnership Unit as of March 31, 2017. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of March 31, 2017, we had $573.0 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of March 31, 2017, we have two interest rate swap agreements in place to fix the interest rate on $175.0 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $398.0 million of variable rate debt outstanding as of March 31, 2017. See additional discussion in Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $398.0 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $4.0 million per year.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, we implemented certain billing and procurement components of our new accounting and financial reporting information technology system.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The case was set to start trial on August 29, 2016, but upon unopposed application, the Superior Court vacated the August 29, 2016, trial date, continued the trial date to July 24, 2017, set a final status conference for July 14, 2017, and reset other procedural deadlines in the action. On April 7, 2017, US Colo filed another unopposed application to further continue the trial date. We intend to vigorously defend this legal proceeding.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties entered into a

Memorandum of Understanding, pursuant to which the parties agreed to settle the lawsuit. The settlement, which remains subject to Superior Court approval, resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California, as well a related class action lawsuit filed on July 22, 2016, alleging similar claims, in exchange for a $600,000 payment to be made by us. A hearing for Superior Court approval of the settlement has been scheduled for June 5, 2017. There can be no assurance that the settlement will be finally approved by the Superior Court. We intend to vigorously defend this legal proceeding if the settlement is not approved.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Amended and Restated Bylaws of CoreSite Realty Corporation.(4)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	2017 Executive Short-Term Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Represents management contract or compensatory plan or agreement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed March 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: April 28, 2017	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Articles Supplementary of CoreSite Realty Corporation — 7.25% Series A Cumulative Redeemable Preferred Stock.(2)

3.3	Amended and Restated Bylaws of CoreSite Realty Corporation.(4)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	2017 Executive Short-Term Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed March 9, 2017.