Form 10-Q
period 2017-06-30
CoreSite Realty Corp
filed 2017-07-28
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock outstanding at July 26, 2017, was 34,235,066.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2017

PAGE
NO.

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016 (unaudited)	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017, and 2016 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017, and 2016 (unaudited)	5

Condensed Consolidated Statement of Equity for the six months ended June 30, 2017 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017, and 2016 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4. Controls and Procedures	38

PART II. OTHER INFORMATION	39

ITEM 1. Legal Proceedings	39

ITEM 1A. Risk Factors	40

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3. Defaults Upon Senior Securities	40

ITEM 4. Mine Safety Disclosures	40

ITEM 5. Other Information	40

ITEM 6. Exhibits	40

Signatures	42

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Investments in real estate:
Land	$97,258	$100,258
Buildings and improvements	1,484,740	1,472,580
	1,581,998	1,572,838
Less: Accumulated depreciation and amortization	(420,768)	(369,303)
Net investment in operating properties	1,161,230	1,203,535
Construction in progress	128,423	70,738
Net investments in real estate	1,289,653	1,274,273
Cash and cash equivalents	22,334	4,429
Accounts and other receivables, net of allowance for doubtful accounts of $470 and $209 as of June 30, 2017, and December 31, 2016, respectively	21,558	25,125
Lease intangibles, net of accumulated amortization of $13,329 and $12,385 as of June 30, 2017, and December 31, 2016, respectively	7,664	9,913
Goodwill	40,646	41,191
Other assets, net	103,653	96,372
Total assets	$1,485,508	$1,451,303

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $5,497 and $3,550 as of June 30, 2017, and December 31, 2016, respectively	$769,503	$690,450
Accounts payable and accrued expenses	49,718	72,519
Accrued dividends and distributions	46,180	41,849
Deferred rent payable	9,405	7,694
Acquired below-market lease contracts, net of accumulated amortization of $5,852 and $5,439 as of June 30, 2017, and December 31, 2016, respectively	3,879	4,292
Unearned revenue, prepaid rent and other liabilities	36,380	37,413
Total liabilities	915,065	854,217
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of June 30, 2017, and December 31, 2016	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 34,227,944 and 33,896,771 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	338	334
Additional paid-in capital	447,796	438,531
Accumulated other comprehensive income (loss)	223	(101)
Distributions in excess of net income	(143,881)	(118,038)
Total stockholders' equity	419,476	435,726
Noncontrolling interests	150,967	161,360
Total equity	570,443	597,086
Total liabilities and equity	$1,485,508	$1,451,303

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues:
Data center revenue:
Rental revenue	$64,853	$52,364	$129,104	$102,735
Power revenue	32,410	26,401	63,271	51,975
Interconnection revenue	15,325	12,977	29,837	25,719
Tenant reimbursement and other	2,329	2,326	4,605	4,156
Office, light-industrial and other revenue	2,969	2,022	5,990	3,985
Total operating revenues	117,886	96,090	232,807	188,570
Operating expenses:
Property operating and maintenance	31,781	25,576	61,007	50,239
Real estate taxes and insurance	3,824	3,070	8,328	6,135
Depreciation and amortization	32,207	26,227	64,545	50,997
Sales and marketing	4,414	4,501	8,917	8,722
General and administrative	9,508	8,818	17,632	17,538
Rent	5,931	5,334	11,893	10,751
Transaction costs	139	6	139	9
Total operating expenses	87,804	73,532	172,461	144,391
Operating income	30,082	22,558	60,346	44,179
Interest expense	(5,958)	(2,680)	(11,065)	(4,691)
Income before income taxes	24,124	19,878	49,281	39,488
Income tax benefit (expense)	11	(43)	(86)	(47)
Net income	$24,135	$19,835	$49,195	$39,441
Net income attributable to noncontrolling interests	6,407	5,715	13,091	11,976
Net income attributable to CoreSite Realty Corporation	$17,728	$14,120	$36,104	$27,465
Preferred stock dividends	(2,085)	(2,085)	(4,169)	(4,169)
Net income attributable to common shares	$15,643	$12,035	$31,935	$23,296
Net income per share attributable to common shares:
Basic	$0.46	$0.38	$0.95	$0.75
Diluted	$0.46	$0.37	$0.94	$0.74
Weighted average common shares outstanding
Basic	33,835,727	32,022,845	33,698,022	31,137,769
Diluted	34,053,816	32,435,606	34,009,930	31,554,157

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$24,135	$19,835	$49,195	$39,441
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(323)	(1,223)	(10)	(4,421)
Reclassification of other comprehensive income to interest expense	170	450	467	906
Comprehensive income	23,982	19,062	49,652	35,926
Comprehensive income attributable to noncontrolling interests	6,363	5,510	13,224	10,791
Comprehensive income attributable to CoreSite Realty Corporation	$17,619	$13,552	$36,428	$25,135

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Stock	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2017	$115,000	33,896,771	$334	$438,531	$(101)	$(118,038)	$435,726	$161,360	$597,086
Redemption of noncontrolling interests	—	6,700	—	76	—	—	76	(76)	—
Issuance of stock awards, net of forfeitures	—	134,025	—	—	—	—	—	—	—
Exercise of stock options	—	190,448	2	4,676	—	—	4,678	—	4,678
Share-based compensation	—	—	2	4,513	—	—	4,515	—	4,515
Dividends declared on preferred stock	—	—	—	—	—	(4,169)	(4,169)	—	(4,169)
Dividends and distributions	—	—	—	—	—	(57,778)	(57,778)	(23,541)	(81,319)
Net income	—	—	—	—	—	36,104	36,104	13,091	49,195
Other comprehensive income	—	—	—	—	324	—	324	133	457
Balance at June 30, 2017	$115,000	34,227,944	$338	$447,796	$223	$(143,881)	$419,476	$150,967	$570,443

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,195	$39,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,545	50,997
Amortization of above/below market leases	(251)	(276)
Amortization of deferred financing costs	786	594
Share-based compensation	4,171	4,404
Bad debt expense	347	160
Changes in operating assets and liabilities:
Accounts receivable	3,220	(1,727)
Deferred rent receivable	(2,548)	(1,641)
Deferred leasing costs	(6,758)	(6,638)
Other assets	(8,751)	(6,499)
Accounts payable and accrued expenses	990	(2,371)
Unearned revenue, prepaid rent and other liabilities	(722)	(987)
Deferred rent payable	1,711	(492)
Net cash provided by operating activities	105,935	74,965
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(4,809)	(2,069)
Real estate improvements	(85,333)	(129,065)
Net cash used in investing activities	(90,142)	(131,134)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,678	1,186
Proceeds from revolving credit facility	75,000	101,500
Payments on revolving credit facility	(269,000)	(243,750)
Proceeds from unsecured debt	275,000	250,000
Payments of loan fees and costs	(2,410)	(2,809)
Dividends and distributions	(81,156)	(54,569)
Net cash provided by financing activities	2,112	51,558
Net change in cash and cash equivalents	17,905	(4,611)
Cash and cash equivalents, beginning of period	4,429	6,854
Cash and cash equivalents, end of period	$22,334	$2,243
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$9,271	$4,063
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$4,079	$78,223
Accrual of dividends and distributions	$46,180	$28,326

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,”  “us,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of June 30, 2017, the Company owns a 70.9% common interest in our Operating Partnership and affiliates of The Carlyle Group and others own a 29.1% interest in our Operating Partnership. See additional discussion in Note 8, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the expected results for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our Operating Partnership meets the definition and criteria of a variable interest entity (“VIE”) and we are the primary beneficiary of the VIE. Our sole significant asset is the investment in our Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership. Our debt is an obligation of our Operating Partnership where the creditors also have recourse against the credit of the Company. Intercompany balances and transactions have been eliminated upon consolidation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition. The standard establishes a five-step model framework which recognizes revenue as an entity transfers control of goods or services to the customer and requires enhanced disclosures. This standard does not apply to leases, which will be accounted for under ASC Topic 842, Leases. The revenue standard is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. As ASC Topic 606 does not impact lessor accounting, we do not believe this standard will significantly impact our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for power, interconnection, tenant reimbursement and other revenue.

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amends the guidance in former ASC Topic 840, Leases. The main principle of ASC 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases on the consolidated balance sheet. Lessor accounting remains mainly consistent with current guidance, with the majority of changes allowing for better alignment with the new lessee model and ASC Topic 606. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach.

We plan to adopt ASC Topic 842 and ASC Topic 606 effective January 1, 2018, which will result in a transition date of January 1, 2016. As a lessee we do not anticipate the classification of our leases to change, but we will be required to recognize a lease liability and corresponding right-of-use asset on our consolidated balance sheets for all of our operating leases. Using the fixed noncancellable term of all existing data center leases, excluding renewal options, we estimate the initial lease liability and right-of-use asset will be approximately $100 million on our consolidated balance sheet as of the transition date. As we continue to evaluate the provisions of ASC Topic 842, we will evaluate our existing renewal options within our data center leases and ultimately conclude as to whether we are, or are not, reasonably certain, based on relevant factors that may create an economic incentive for us, to exercise renewal options for each of our data center operating leases. If we determine that we are reasonably certain to exercise all renewal options for each lease, we estimate the initial lease liability and right-of-use asset will be approximately $300 million on our consolidated balance sheet as of the transition date. Subject to our evaluation of whether we are reasonably certain to exercise renewal options for each of our data center leases as well as resolution of other implementation items, we estimate our straight-line rental expense could increase up to $1.3 million and $1.2 million within our consolidated statement of operations for the three months ended June 30, 2017, and 2016, respectively, and $2.5 million and $2.4 million for the six months ended June 30, 2017, and 2016, respectively.

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

In August 2016, the FASB issued guidance codified in Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard will be effective for the fiscal year beginning January 1, 2018, and subsequent interim periods. We do not expect the provisions of ASU 2016-15 to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance codified in ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASU 2017-04 to have a material impact on our consolidated financial statements.

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

Adjustments and Reclassifications

Certain immaterial amounts included in the condensed consolidated financial statements for 2016 have been reclassified to conform to the 2017 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.8 million and $0.9 million for the three months ended June 30, 2017, and 2016, respectively, and $1.4 million and $2.0 million for the six months ended June 30, 2017, and 2016, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $26.7 million and $21.5 million for the three months ended June 30, 2017, and 2016, respectively, and $53.5 million and $41.6 million for the six months ended June 30, 2017, and 2016, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or six months ended June 30, 2017, or 2016.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2017, and December 31, 2016, we had $40.6 million and $41.2 million of goodwill, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or six months ended June 30, 2017, or 2016. During the three and six months ended June 30, 2017, goodwill was reduced by $0.5 million due to the receipt of cash from an escrow account associated with an entity acquired at the time of the Company’s initial public offering.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Internal sales commissions	$17,976	$18,748
Third party commissions	12,167	13,643
External legal counsel	800	730
Total	$30,943	$33,121

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and six months ended June 30, 2017, and 2016, no impairment of long-lived assets was recognized.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three and six months ended June 30, 2017, and 2016.

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

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For both the three months ended June 30, 2017, and 2016, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.1 million. For both the six months ended June 30, 2017, and 2016, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.3 million.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At June 30, 2017, and December 31, 2016, the allowance for doubtful accounts totaled $0.5 million and $0.2 million, respectively.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At June 30, 2017, and December 31, 2016, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.4 million.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2017, and December 31, 2016, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at June 30, 2017 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$97,607	$3,240	$106,001
Chicago	5,493	100,198	11,225	116,916
Denver	—	5,720	9,847	15,567
Los Angeles	28,467	244,622	24,085	297,174
Miami	728	10,602	254	11,584
New York	2,388	129,550	39,839	171,777
Northern Virginia(1)	23,642	285,772	36,856	346,270
San Francisco Bay	31,386	610,669	3,077	645,132
Total	$97,258	$1,484,740	$128,423	$1,710,421

(1)

On February 23, 2017, we executed a ten-year lease for 25,000 square feet at a new property, which we refer to as DC2, to further expand our data center presence in Washington D.C, within our Northern Virginia market. DC2 is under construction as of June 30, 2017.

4. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Deferred leasing costs	$30,943	$33,121
Deferred rent receivable	38,941	36,393
Internal-use software	16,171	14,440
Prepaid expenses	8,252	4,390
Corporate furniture, fixtures and equipment	6,416	5,356
Deferred financing costs - revolving credit facility	1,281	1,604
Other	1,649	1,068
Total	$103,653	$96,372

5. Debt

A summary of outstanding indebtedness as of June 30, 2017, and December 31, 2016, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2017	2016
Revolving credit facility	2.77% and 2.32% at June 30, 2017, and December 31, 2016, respectively	June 24, 2019	$—	$194,000
2020 Senior unsecured term loan(1)	2.83% and 2.60% at June 30, 2017, and December 31, 2016, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.72% and 2.27% at June 30, 2017, and December 31, 2016, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan(2)	2.79% and 3.23% at June 30, 2017, and December 31, 2016, respectively	April 19, 2022	200,000	100,000
2023 Senior unsecured notes	4.19% at June 30, 2017, and December 31, 2016, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2017	April 20, 2024	175,000	—
Total principal outstanding		`	775,000	694,000
Unamortized deferred financing costs			(5,497)	(3,550)
Total debt			$769,503	$690,450

(1)

Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2017, is 2.83%. See Note 6 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership has in place a swap agreement with respect to the 2022 Term Loan (as defined below) to swap the variable interest rate associated with $50 million, or 25% of the principal amount, of the 2022 Term Loan to a fixed rate of approximately 2.98% and 3.23% per annum at our current leverage ratio as of June 30, 2017, and December 31, 2016, respectively. The interest rate on the remaining $150 million of the 2022 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2017, is 2.79%. See Note 6 – Derivatives and Hedging Activities.

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

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2017, our Operating Partnership’s leverage ratio was 23.6% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility, which is part of the Credit Agreement, is equal to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of June 30, 2017, the borrowing capacity was $350.0 million. As of June 30, 2017, there were no borrowings outstanding, $4.5 million was outstanding under letters of credit and therefore $345.5 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of June 30, 2017, was 23.6%
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of June 30, 2017, was 0.0%
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of June 30, 2017, was 7.6 to 1.0; and

•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of June 30, 2017, was 9.8%.

As of June 30, 2017, we were in compliance with all of the financial covenants under the Credit Agreement.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2017, we were in compliance with all of the financial covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership's leverage ratio. At June 30, 2017, the Operating Partnership’s leverage ratio was 23.6% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2017, we were in compliance with all of the financial covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2017, our Operating Partnership’s leverage ratio was 23.6% and the interest rate was LIBOR plus 150 basis points.

2022 Senior Unsecured Term Loan

On April 19, 2017, our Operating Partnership and certain subsidiaries amended and restated the $100 million senior unsecured term loan, originally entered into on January 31, 2014, to (i) exercise the accordion feature to increase the total commitments to $200 million, (ii) extend the maturity of the facility from January 31, 2019, to April 19, 2022, (iii) amend the accordion feature to allow an increase in total commitments from $200 million to $300 million, under specified circumstances, including securing capital from new or existing lenders, and (iv) explicitly permit the issuance of the 2024 Notes defined below (the “2022 Term Loan”).

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2017, we were in compliance with all of the financial covenants under the 2022 Term Loan.

The borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 210 basis points, or (ii) a base rate plus 50 basis points to 110 basis points, each depending on our Operating Partnership's leverage ratio. At June 30, 2017, our Operating Partnership’s leverage ratio was 23.6% and the interest rate was LIBOR plus 150 basis points.

2023 Senior Unsecured Notes

On June 15, 2016, our Operating Partnership issued an aggregate principal amount of $150 million, 4.19% senior unsecured notes due June 15, 2023 (the “2023 Notes”), in a private placement to certain accredited investors. The terms of the 2023 Notes are governed by a note purchase agreement, dated June 15, 2016 (the “2023 Note Purchase Agreement”), by and among our Operating Partnership, the Company and the purchasers of the 2023 Notes.

Interest is payable semiannually, on the 15th day of June and December of each year, commencing on December 15, 2016. The 2023 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of our Operating Partnership’s subsidiaries that guarantees indebtedness under our Operating Partnership’s Credit Agreement (the “Subsidiary Guarantors”).

Our Operating Partnership may prepay all or a portion of the 2023 Notes upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the 2023 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2023 Notes have the right to require our Operating Partnership to purchase 100% of such holders’ 2023 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2024 Notes and the Credit Agreement. The 2023 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, additional financial covenants in the Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of June 30, 2017, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

2024 Senior Unsecured Notes

On April 20, 2017, our Operating Partnership issued an aggregate principal amount of $175 million, 3.91% senior unsecured notes due April 20, 2024 (the “2024 Notes”), in a private placement to certain accredited investors. The terms of the 2024 Notes are governed by a note purchase agreement, dated April 20, 2017 (the “2024 Note Purchase Agreement”), by and among our Operating Partnership, the Company and the purchasers of the 2024 Notes.

Interest is payable semiannually, on the 15th day of June and December of each year, commencing on December 15, 2017. The 2024 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of the Subsidiary Guarantors.

Our Operating Partnership may prepay all or a portion of the 2024 Notes upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the 2024 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2024 Notes will have the right to require our Operating Partnership to purchase 100% of such holders’ 2024 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes and the Credit Agreement. The 2024 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of June 30, 2017, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of June 30, 2017, based on when such debt currently becomes due (in thousands):

Year Ending December 31,
2017	$—
2018	—
2019	—
2020	150,000
2021	100,000
Thereafter	525,000
Total principal outstanding	775,000
Unamortized deferred financing costs	(5,497)
Total debt, net	$769,503

6. Derivatives and Hedging Activities

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 2.93% per annum. Also, on February 3, 2014, we entered into a five-year interest rate swap agreement that effectively fixes the interest rate on $100 million of outstanding debt at approximately 3.23% per annum. On April 21, 2017, we terminated $50 million of this $100 million five-year interest rate swap, resulting in a remaining $50 million interest rate swap effective through February 2, 2019, at approximately 2.98% per annum. Both interest rate swap agreements were designated for hedge accounting.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized loss on derivative contracts were $0.3 million and $1.2 million for the three months ended June 30, 2017, and 2016, respectively, and were less than $0.1 million and $4.4 million for the six months ended June 30, 2017, and 2016, respectively. The amounts reclassified from other comprehensive income or loss to interest expense on the condensed consolidated statements of operations were $0.2 million and $0.5 million for the three months ended June 30, 2017, and 2016, respectively, and were $0.5 million and $0.9 million for the six months ended June 30, 2017, and 2016, respectively. Any ineffective portion of the change in fair value of the derivatives is recognized directly in net income. During the three and six months ended June 30, 2017, and 2016, we did not record any amount in net income related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning July 1, 2017, we estimate that $0.2 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had less than $0.1 million and $0.4 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, respectively. We also had a $0.4 million and $0.3 million derivative asset recognized in other assets in our consolidated balance sheets as of June 30, 2017, and December 31, 2016, respectively.

7. Stockholders’ Equity

We declared the following dividends per share on our Series A cumulative preferred stock and common stock during the six months ended June 30, 2017:

Declaration Date	Record Date	Payment Date	Preferred Stock		Common Stock
March 9, 2017	March 31, 2017	April 17, 2017	$0.4531	(1)	$0.80
May 30, 2017	June 30, 2017	July 17, 2017	0.4531	(2)	0.90
			$0.9062		$1.70

(1)	Dividend covers the period from January 15, 2017, to April 14, 2017.
(2)	Dividend covers the period from April 15, 2017, to July 14, 2017.

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

The following table shows the ownership interests in our Operating Partnership as of June 30, 2017, and December 31, 2016:

	June 30, 2017		December 31, 2016
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,799,558	70.9%	33,376,568	70.7%
Noncontrolling interests	13,844,647	29.1	13,851,347	29.3
Total	47,644,205	100.0%	47,227,915	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the six months ended June 30, 2017, we issued 422,990 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of June 30, 2017, received quarterly distributions of $0.90 per unit, payable in correlation with declared dividends on common stock.

The redemption value of the noncontrolling interests at June 30, 2017, was $1.4 billion based on the closing price of the Company’s common stock of $103.53 per share on that date.

9. Equity Incentive Plan

Our Board of Directors adopted and, with the approval of our stockholders, amended the 2010 Equity Award Incentive Plan (as amended, the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of our Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock that are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of June 30, 2017, 3,046,822 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

The following table sets forth stock option activity under the 2010 Plan for the six months ended June 30, 2017:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2016	265,550	$22.96
Granted	—	—
Exercised	(190,448)	24.56
Forfeited	—	—
Expired	—	—
Options outstanding, June 30, 2017	75,102	$19.15

The following table sets forth the number of shares subject to options that are unvested as of June 30, 2017, and the fair value of these options at the grant date:

	Number of	Weighted-
	Shares	Average Fair
	Subject to	Value at Grant
	Option	Date
Unvested balance, December 31, 2016	16,323	$9.99
Granted	—	—
Forfeited	—	—
Vested	(16,323)	9.99
Unvested balance, June 30, 2017	—	$—

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

		Weighted-
	Restricted	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2016	323,641	$53.84
Granted	137,260	86.24
Forfeited	(29,806)	63.84
Vested	(127,517)	42.69
Unvested balance, June 30, 2017	303,578	$70.54

As of June 30, 2017, total unearned compensation on restricted awards was approximately $18.6 million, and the weighted-average vesting period was 2.7 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 0% and 150% of a target number of shares for PSAs granted in 2014 and between 25% and 175% of the target number of shares for PSAs granted in 2015, 2016, and 2017. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not meet the maximum relative TSR performance threshold versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by or otherwise in service of the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis to expense over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which are accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2016	44,835	167,725	113,976	$54.24
Granted	7,210	50,472	28,841	105.50
Performance adjustment (1)	62,841	—	23,725	—
Forfeited	(5,674)	(16,836)	(11,255)	79.09
Vested	(70,518)	(70,518)	(70,518)	25.89
Unvested balance, June 30, 2017	38,694	130,843	84,769	$84.63

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of June 30, 2017, total unearned compensation on PSAs was approximately $4.4 million, and the weighted-average vesting period was 2.3 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the six months ended June 30, 2017, and 2016.

	Six Months Ended June 30,
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shares	$15,643	$12,035	$31,935	$23,296
Weighted-average common shares outstanding - basic	33,835,727	32,022,845	33,698,022	31,137,769
Effect of potentially dilutive common shares:
Stock options	76,968	193,061	117,550	198,350
Unvested awards	141,121	219,700	194,358	218,038
Weighted-average common shares outstanding - diluted	34,053,816	32,435,606	34,009,930	31,554,157
Net income per share attributable to common shares
Basic	$0.46	$0.38	$0.95	$0.75
Diluted	$0.46	$0.37	$0.94	$0.74

In the calculations above, we have excluded weighted-average potentially dilutive securities of 562 and zero for the three months ended June 30, 2017, and 2016, respectively, and 92,260 and 118,940 for the six months ended June 30, 2017, and 2016, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of June 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $775.0 million and $694.0 million as of June 30, 2017, and December 31, 2016, respectively, with a fair value of $777.2 million and $673.0 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At June 30, 2017, we had open commitments related to construction contracts of approximately $28.3 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At June 30, 2017, we had open commitments related to these contracts of approximately $10.2 million.

We entered into a Memorandum of Understanding with the Virginia Economic Development Partnership Authority (the “Virginia Memorandum of Understanding”) pursuant to which we are afforded the opportunity to benefit from an exemption from sales and use tax for certain qualifying data center related purchases and equipment leases. This exemption also extends to our customers who execute a Landlord-Tenant Participation Agreement under the Virginia Memorandum of Understanding. The Virginia Memorandum of Understanding establishes thresholds relating to the level of capital investment and qualifying new jobs created within the Commonwealth of Virginia by us and our customers who have agreed to sign participation agreements. In the event those thresholds are not met as of the agreed upon performance date of June 1, 2017, we would be required to repay the sales and use tax benefit we have received, as well as any tax benefit received by our customers who default on their obligation to repay the tax benefit they have received under the exemption program up to a maximum of $7.5 million. We estimate that we may be required to repay between $0.0 million and $5.0 million for sales and use tax benefits we have received under the exemption program, of which none has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, as we have reported to the Virginia Economic Development Partnership that we have met the thresholds as of the June 1, 2017 performance date. We are awaiting a satisfaction letter from the Virginia Economic Development Partnership Authority certifying our performance.

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

The case was set to start trial on July 24, 2017 (after being rescheduled previously), but upon unopposed application by U.S. Colo, the Superior Court vacated the July 24, 2017, trial date, continued the trial date to April 9, 2018, set a final status conference for March 29, 2018, and reset other procedural deadlines in the action. We intend to vigorously defend this legal proceeding.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties agreed upon class-wide settlement terms, subject to court approval. On June 26, 2017, the Superior Court granted preliminary approval of the parties’ settlement, which resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California. The proposed settlement also resolves a related class action lawsuit filed on July 22, 2016, alleging similar claims. As part of the settlement, we agree to pay $600,000. The Superior Court set a hearing for November 28, 2017, to determine whether final settlement approval of the settlement will be granted. In the meantime, notice of the proposed settlement will be sent to class members who will then have an opportunity to object or opt out of the settlement. There can be no assurance that the settlement will be finally approved by the Superior Court. We intend to vigorously defend this legal proceeding if the settlement is not approved.

While it is not feasible to predict or determine the outcome of these legal proceedings, as of June 30, 2017, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.6 million and $3.1 million in the aggregate, of which $2.9 million has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheet as of June 30, 2017.

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

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,”  “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to develop and lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our ability to service existing debt; (x) our failure to qualify or maintain our status as a REIT; (xi) financial market fluctuations; (xii) changes in real estate and zoning laws and increases in real estate taxes; (xiii) delays or disruptions in third-party network connectivity; (xiv) service failures or price increases by third party power suppliers; (xv) inability to renew net leases on the data center properties we lease; and (xvi) other factors affecting the real estate or technology industries generally.

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

We deliver secure, reliable, high-performance data center and interconnection solutions to a growing customer ecosystem across eight key North American markets. More than 1,200 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose us to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

Our Portfolio

As of June 30, 2017, our property portfolio included 20 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 3.5 million net rentable square feet (“NRSF”), of which over 2.2 million NRSF is existing data center space. The approximately 1.0 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of June 30, 2017:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$5,793	85,932	77.2%	—	—%	85,932	77.2%	—	85,932
SV2	8,591	76,676	93.7	—	—	76,676	93.7	—	76,676
Santa Clara campus	59,623	538,615	99.1	76,885	32.7	615,500	90.8	—	615,500
San Francisco Bay Total	74,007	701,223	95.8	76,885	32.7	778,108	89.6	—	778,108
Los Angeles
One Wilshire campus
LA1*	29,868	139,053	95.1	—	—	139,053	95.1	10,352	149,405
LA2	35,372	264,512	91.7	43,345	43.4	307,857	84.9	117,033	424,890
Los Angeles Total	65,240	403,565	92.9	43,345	43.4	446,910	88.1	127,385	574,295
Northern Virginia
VA1	28,328	198,632	93.2	—	—	198,632	93.2	3,087	201,719
VA2	15,906	115,336	100.0	73,111	30.9	188,447	73.2	—	188,447
DC1*	3,275	22,137	80.4	—	—	22,137	80.4	—	22,137
DC2*	—	—	—	—	—	—	—	24,563	24,563
Reston Campus Expansion(6)	1,136	48,928	100.0	—	—	48,928	100.0	611,072	660,000
Northern Virginia Total	48,645	385,033	95.4	73,111	30.9	458,144	85.1	638,722	1,096,866
Chicago
CH1	19,285	178,407	95.9	—	—	178,407	95.9	—	178,407
Boston
BO1	17,786	166,026	98.9	14,031	76.7	180,057	97.1	73,619	253,676
New York
NY1*	5,460	48,404	75.9	—	—	48,404	75.9	—	48,404
NY2	12,243	101,742	82.9	—	—	101,742	82.9	134,508	236,250
New York Total	17,703	150,146	80.6	—	—	150,146	80.6	134,508	284,654
Denver
DE1*	1,453	5,878	98.8	—	—	5,878	98.8	23,906	29,784
DE2*	529	5,140	100.0	—	—	5,140	100.0	—	5,140
Denver Total	1,982	11,018	99.3	—	—	11,018	99.3	23,906	34,924
Miami
MI1	1,441	30,176	64.8	—	—	30,176	64.8	13,154	43,330
Total Data Center Facilities	$246,089	2,025,594	93.8%	207,372	37.3%	2,232,966	88.6%	1,011,294	3,244,260

Office and Light-Industrial(7)	7,960	354,721	79.4	—	—	354,721	79.4	—	354,721
Reston Office and Light-Industrial(6)	2,107	150,375	100.0	—	—	150,375	100.0	(150,375)	—

Total Portfolio	$256,156	2,530,690	92.2%	207,372	37.3%	2,738,062	88.0%	860,919	3,598,981

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space

(such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 30).

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of June 30, 2017, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $262.9 million as of June 30, 2017, which includes $6.7 million in operating expense reimbursements under modified gross and triple-net leases.

(5)

Includes customer leases that have commenced and are occupied as of June 30, 2017. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of June 30, 2017. The percent occupied for stabilized data center space would have been 94.1%, rather than 93.8%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 89.2%, rather than 88.0%, if all leases signed in current and prior periods had commenced.

(6)

Based upon our expectations regarding entitlements for the Reston Campus Expansion, we may build approximately 611,000 NRSF of incremental data center capacity across multiple phases. Currently, 150,375 NRSF and 48,928 NRSF is reflected in operating office and light-industrial space and powered shell data center space, respectively.

(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2015, excluding space for which development was completed and became available to be leased after December 31, 2015. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the June 30, 2017, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2016, and 2015, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,515	85,932	77.2%	234,238	81.2%	320,170	80.1%
SV2	8,591	76,676	93.7	—	—	76,676	93.7
Santa Clara campus	29,947	252,009	98.1	712	84.3	252,721	98.0
San Francisco Bay Total	50,053	414,617	92.9	234,950	81.2	649,567	88.7
Los Angeles
One Wilshire campus
LA1*	30,059	139,053	95.1	4,373	80.0	143,426	94.6
LA2	29,335	259,786	91.5	7,029	95.2	266,815	91.6
Los Angeles Total	59,394	398,839	92.8	11,402	89.3	410,241	92.7
Northern Virginia
VA1	29,419	198,632	93.2	61,050	91.2	259,682	92.8
VA2	10,185	92,173	100.0	—	—	92,173	100.0
DC1*	3,275	22,137	80.4	—	—	22,137	80.4
Northern Virginia Total	42,879	312,942	94.3	61,050	91.2	373,992	93.8
Chicago
CH1	19,376	178,407	95.9	4,946	76.0	183,353	95.4
Boston
BO1	16,152	166,026	98.9	19,495	76.6	185,521	96.5
New York
NY1*	5,473	48,404	75.9	209	100.0	48,613	76.0
NY2	12,492	101,742	82.9	20,735	23.7	122,477	72.8
New York Total	17,965	150,146	80.6	20,944	24.5	171,090	73.8
Denver
DE1*	1,453	5,878	98.8	—	—	5,878	98.8
DE2*	529	5,140	100.0	—	—	5,140	100.0
Denver Total	1,982	11,018	99.3	—	—	11,018	99.3
Miami
MI1	1,464	30,176	64.8	1,934	55.7	32,110	64.2
Total Facilities at June 30, 2017(3)	$209,265	1,662,171	92.5%	354,721	79.4%	2,016,892	90.2%

Total Facilities at December 31, 2016	$206,038		92.3%		76.2%		89.5%

Total Facilities at December 31, 2015	$191,088		89.8%		72.6%		86.8%

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
(3)

The percent occupied for data center space, office and light-industrial space, and total space would have been 92.8%, 80.9% and 90.7%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $209.3 million at June 30, 2017, compared to $206.0 million at December 31, 2016. The increase of $3.2 million is due primarily to the increase of $2.9 million, $1.8 million, $1.8 million, and $0.9 million in Same-Store annualized rent at our New York, Northern Virginia (including Washington D.C.), Los Angeles, and Chicago markets, respectively. This increase was partially offset by the expiration of $4.1 million in annualized rent associated with a restructured lease agreement at our Santa Clara campus.

Development space is unoccupied space or entitled land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of June 30, 2017:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
One Wilshire campus
LA1	—	10,352	10,352
LA2	87,263	29,770	117,033
Los Angeles Total	87,263	40,122	127,385
Northern Virginia
VA1	3,087	—	3,087
DC2	24,563	—	24,563
Reston Campus Expansion(3)	24,922	586,150	611,072
Northern Virginia Total	52,572	586,150	638,722
Boston
BO1	13,735	59,884	73,619
New York
NY2	—	134,508	134,508
Denver
DE1	8,276	15,630	23,906
Miami
MI1	—	13,154	13,154
Total Facilities(4)	161,846	849,448	1,011,294

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

(3)

Based upon our expectations regarding entitlements for the campus, we may build approximately 611,000 NRSF of incremental data center capacity across multiple phases. Currently, 150,375 NRSF and 48,928 NRSF is reflected in operating office and light-industrial space and powered shell data center space, respectively.

(4)

In addition to our development opportunities disclosed within this table, we have entitled and unentitled land adjacent to our NY2 and LA2 facilities, in the form of existing parking lots. By utilizing this land, we believe that we could develop 100,000 NRSF and 180,000 NRSF on our available acreage in New York and Los Angeles, respectively, upon receipt of necessary entitlements. On June 16, 2017, we submitted an application for the entitlement of approximately 180,000 NRSF in Los Angeles, which we refer to as LA3. Additionally, on April 24, 2017, we signed a contract to acquire a 2-acre land parcel immediately adjacent to our Santa Clara campus, which we refer to as SV8. We estimate that we can build approximately 160,000 NRSF of new data center capacity and anticipate closing on this land parcel in the third quarter of 2017, subject to customary due diligence.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the six months ended June 30, 2017 (in thousands):

Six Months Ended
June 30, 2017
Data center expansion	$52,610
Non-recurring investments	6,025
Tenant improvements	4,046
Recurring capital expenditures	9,557
Total capital expenditures	$72,238

During the six months ended June 30, 2017, we incurred approximately $72.2 million of capital expenditures, of which approximately $52.6 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the six months ended June 30, 2017, we completed development of one computer room at LA2. The following table sets forth capital expenditures spent on data center NRSF placed into service during the six months ended June 30, 2017, or under construction as of June 30, 2017:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
LA2	$21,096	4,726	87,263
Reston Expansion	9,453	—	24,922
DE1	4,031	—	8,276
BO1	3,624	—	13,735
DC2	1,788	—	24,563
Other	12,618	—	3,087
Total	$52,610	4,726	161,846

During the six months ended June 30, 2017, we incurred approximately $6.0 million in non-recurring investments, of which $4.4 million is a result of internal IT software development projects and the remaining $1.6 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the six months ended June 30, 2017, we incurred approximately $4.0 million in tenant improvements, which relates to numerous small tenant improvement projects at various properties.

During the six months ended June 30, 2017, we incurred approximately $9.6 million of recurring capital expenditures within our portfolio, of which $3.0 million relates to the replacement and upgrade of an existing chiller system and the remaining $6.6 million is for other required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 328,000 NRSF of data center and office and light-industrial space currently unoccupied in our total portfolio, 599 and 850 data center leases representing approximately 9.1% and 15.8% of the NRSF in our operating data center portfolio with current average annualized rental rates of $159 per NRSF and $155 per NRSF are scheduled to expire during the remainder of 2017 and the year ending December 31, 2018, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve rental rates of currently leased space and to lease available space. As of June 30, 2017, we had approximately 417,000 NRSF of unoccupied or under construction data center space of which approximately 60,000 NRSF is leased with a future commencement date. The loss of one or more significant customers could have a material adverse effect on our results of operations. During the six months ended June 30, 2017, we entered into new and expansion leases totaling approximately 98,000 NRSF. The following table summarizes our leasing activity during the six months ended June 30, 2017:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental	GAAP Rent
	Three Months Ended	Leases(1)	Rent	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	June 30, 2017	129	$6,580	25,712	$256
	March 31, 2017	118	9,121	37,352	244

New/expansion leases signed(5)	June 30, 2017	119	$11,918	51,568	$208
	March 31, 2017	128	9,701	46,484	209

Renewal leases signed	June 30, 2017	172	$12,934	83,097	$156	6.5%
	March 31, 2017	178	13,885	95,108	146	5.5

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)

Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)	GAAP rental rates represent annual contractual rent per NRSF adjusted for straight-line rents in accordance with GAAP.
(4)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.
(5)	GAAP annualized rent includes contractual payments related to reserved dedicated expansion space, which is excluded from the GAAP annualized rent per leased NRSF rate.

Results of Operations

Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2017, and 2016. A summary of our operating results for the three months ended June 30, 2017, and 2016, is as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Operating revenue	$117,886	$96,090	$21,796	22.7%
Operating expense	87,804	73,532	14,272	19.4
Operating income	30,082	22,558	7,524	33.4
Interest expense	5,958	2,680	3,278	122.3
Net income	24,135	19,835	4,300	21.7

Operating Revenue

Operating revenue during the three months ended June 30, 2017, and 2016, was as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Data center revenue:
Rental revenue	$64,853	$52,364	$12,489	23.9%
Power revenue	32,410	26,401	6,009	22.8
Interconnection revenue	15,325	12,977	2,348	18.1
Tenant reimbursement and other	2,329	2,326	3	0.1
Total data center revenue	114,917	94,068	20,849	22.2
Office, light-industrial and other revenue	2,969	2,022	947	46.8
Total operating revenues	$117,886	$96,090	$21,796	22.7%

A majority of the increase in operating revenues was due to a $18.5 million increase in data center rental and power revenue during the three months ended June 30, 2017, compared to the 2016 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 303,000 NRSF at an average rental rate of $188 per NRSF during the twelve months ended June 30, 2017. The increase in operating revenues was also attributable to the lease renewals of approximately 307,000 NRSF at a rent growth rate of 6.1% and the acquisition of the Reston Campus Expansion during the twelve months ended June 30, 2017. This increase was partially offset by the move-out of customer leases totaling approximately 72,000 NRSF at an average rental rate of $180 per NRSF during the twelve months ended June 30, 2017, and the expiration of $4.1 million of annualized rent associated with a restructured lease agreement at our Santa Clara campus.

In addition, interconnection revenue increased $2.3 million, or 18.1%, during the three months ended June 30, 2017, compared to the 2016 period. The increase is primarily a result of an 11.8% increase in the volume of cross connects from new and existing customers during the twelve months ended June 30, 2017, and revenue increases resulting from customers migrating to our higher priced fiber product.

Operating Expenses

Operating expenses during the three months ended June 30, 2017, and 2016, were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Property operating and maintenance	$31,781	$25,576	$6,205	24.3%
Real estate taxes and insurance	3,824	3,070	754	24.6
Depreciation and amortization	32,207	26,227	5,980	22.8
Sales and marketing	4,414	4,501	(87)	(1.9)
General and administrative	9,508	8,818	690	7.8
Rent	5,931	5,334	597	11.2
Transaction costs	139	6	133	2,216.7
Total operating expenses	$87,804	$73,532	$14,272	19.4%

Property operating and maintenance expense increased $6.2 million, or 24.3%, primarily as a result of an increase in power expense due to increased customer consumption as a result of the commencement of new and expansion leases during the twelve months ended June 30, 2017, which resulted in a 19.2% increase in occupied data center NRSF. In addition, maintenance expense increased due to SV7 being placed into service during the twelve months ended June 30, 2017, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $0.8 million, or 24.6%, during the three months ended June 30, 2017, compared to the 2016 period, primarily as a result of increased tax assessments at SV7 resulting from the completion of construction in 2016 and increased tax assessments at our Los Angeles properties. We also recognized real estate tax expense related to our Reston Campus Expansion, which we did not own during the three months ended June 30, 2016. These increases were partially offset by an increase in capitalized real estate taxes resulting from the development of the Reston Campus Expansion and a benefit from a personal property tax audit at one of our Santa Clara properties.

Depreciation and amortization expense increased $6.0 million during the three months ended June 30, 2017, compared to the 2016 period, as a result of an increase in depreciation expense from approximately 232,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $235.3 million.

Interest Expense

Interest expense increased $3.3 million during the three months ended June 30, 2017, compared to the 2016 period, primarily as a result of the increase in overall debt outstanding and increased interest rates. The total principal debt outstanding was $775.0 million and $500.0 million as of June 30, 2017, and 2016, respectively. Our daily weighted average interest rate increased from 2.48% during the three months ended June 30, 2016, to 3.24% during the three months ended June 30, 2017. A summary of interest expense for the three months ended June 30, 2017, and 2016, is as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Interest expense and fees	$6,374	$3,245	$3,129	96.4%
Amortization of deferred financing costs	417	311	106	34.1
Capitalized interest	(833)	(876)	43	(4.9)
Total interest expense	$5,958	$2,680	$3,278	122.3%
Percent capitalized	12.3%	24.6%

Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2017, and 2016. A summary of our operating results for the six months ended June 30, 2017, and 2016, is as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Operating revenue	$232,807	$188,570	$44,237	23.5%
Operating expense	172,461	144,391	28,070	19.4
Operating income	60,346	44,179	16,167	36.6
Interest expense	11,065	4,691	6,374	135.9
Net income	49,195	39,441	9,754	24.7

Operating Revenue

Operating revenue during the six months ended June 30, 2017, and 2016, was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Data center revenue:
Rental revenue	$129,104	$102,735	$26,369	25.7%
Power revenue	63,271	51,975	11,296	21.7
Interconnection revenue	29,837	25,719	4,118	16.0
Tenant reimbursement and other	4,605	4,156	449	10.8
Total data center revenue	226,817	184,585	42,232	22.9
Office, light-industrial and other revenue	5,990	3,985	2,005	50.3
Total operating revenues	$232,807	$188,570	$44,237	23.5%

A majority of the increase in operating revenues was due to a $37.7 million increase in data center rental and power revenue during the six months ended June 30, 2017, compared to the 2016 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 303,000 NRSF at an average rental rate of $188 per NRSF during the twelve months ended June 30, 2017. The increase in operating revenues was also attributable to the lease renewals of approximately 307,000 NRSF at a rent growth rate of 6.1% and the acquisition of the Reston Campus Expansion during the twelve months ended June 30, 2017. This increase was partially offset by the move-out of customer leases totaling approximately 72,000 NRSF at an average rental rate of $180 per NRSF during the twelve months ended June 30, 2017, and the expiration of $4.1 million of annualized rent associated with a restructured lease agreement at our Santa Clara campus.

In addition, interconnection revenue increased $4.1 million, or 16.0%, during the six months ended June 30, 2017, compared to the 2016 period. The increase is primarily a result of an 11.8% increase in the volume of cross connects from new and existing customers during the twelve months ended June 30, 2017, and revenue increases resulting from customers migrating to our higher priced fiber product.

Operating Expenses

Operating expenses during the six months ended June 30, 2017, and 2016, were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Property operating and maintenance	$61,007	$50,239	$10,768	21.4%
Real estate taxes and insurance	8,328	6,135	2,193	35.7
Depreciation and amortization	64,545	50,997	13,548	26.6
Sales and marketing	8,917	8,722	195	2.2
General and administrative	17,632	17,538	94	0.5
Rent	11,893	10,751	1,142	10.6
Transaction costs	139	9	130	1,444.4
Total operating expenses	$172,461	$144,391	$28,070	19.4%

Property operating and maintenance expense increased $10.8 million, or 21.4%, primarily as a result of an increase in power expense due to increased customer consumption as a result of the commencement of new and expansion leases during the twelve months ended June 30, 2017, which resulted in a 19.2% increase in occupied data center NRSF. In addition, maintenance expense increased due to SV7 being placed into service during the twelve months ended June 30, 2017, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $2.2 million, or 35.7%, during the six months ended June 30, 2017, compared to the 2016 period, primarily as a result of increased tax assessments at SV7 resulting from the completion of construction in 2016 and increased tax assessments at our Los Angeles properties. We also recognized real estate tax expense related to our Reston Campus Expansion, which we did not own during the six months ended June 30, 2016. These increases were partially offset by an increase in capitalized real estate taxes resulting from the development of the Reston Campus Expansion and a benefit from a personal property tax audit at one of our Santa Clara properties.

Depreciation and amortization expense increased $13.5 million during the six months ended June 30, 2017, compared to the 2016 period, as a result of an increase in depreciation expense from approximately 232,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $235.3 million.

Interest Expense

Interest expense increased $6.4 million during the six months ended June 30, 2017, compared to the 2016 period, primarily as a result of the increase in overall debt outstanding and increased interest rates. The total principal debt outstanding was $775.0 million and $500.0 million as of June 30, 2017, and 2016, respectively. Our daily weighted average interest rate increased from 2.45% during the six months June 30, 2016, to 3.03% during the six months ended June 30, 2017. A summary of interest expense for the six months ended June 30, 2017, and 2016, is as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Interest expense and fees	$11,672	$6,058	$5,614	92.7%
Amortization of deferred financing costs	786	594	192	32.3
Capitalized interest	(1,393)	(1,961)	568	(29.0)
Total interest expense	$11,065	$4,691	$6,374	135.9%
Percent capitalized	11.2%	29.5%

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

Net cash provided by operating activities was $105.9 million for the six months ended June 30, 2017, compared to $75.0 million for the six months ended June 30, 2016. The increase of $31.0 million, or 41%, was primarily due to the commencement of new and expansion leases of approximately 303,000 NRSF at an average rental rate of $188 per NRSF, the lease renewals of approximately 307,000 NRSF at a rent growth rate of 6.1%, and growth in cash receipts from data center rental, power and interconnection services from existing customers.

Net cash used in investing activities decreased by $41.0 million, or 31%, to $90.1 million for the six months ended June 30, 2017, compared to $131.1 million for the six months ended June 30, 2016. This decrease was due primarily to higher construction spend on our SV6 and SV7 properties at our Santa Clara campus during the six months ended June 30, 2016, compared to construction spend on active development projects during the six months ended June 30, 2017.

Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2017, compared to $51.6 million for the six months ended June 30, 2016. The $49.4 million decrease in financing activities was primarily a result of cash proceeds from the 2022 Term Loan, as defined below, and 2024 Notes, as defined below, of $275.0 million and net cash payments on the revolving credit facility of $194.0 million during the six months ended June 30, 2017, compared to cash proceeds from the 2021 senior unsecured term loan and 2023 senior unsecured notes, as defined below, of $250.0 million and net cash payments on the revolving credit facility of $142.3 million during the six months ended June 30, 2016. There was also an increase of $26.6 million in dividends and distributions paid on our common stock and Operating Partnership units during the six months ended June 30, 2017, as a result of an increase in the quarterly dividend from $0.53 per share or unit paid during the six months ended June 30, 2016, to $0.80 per share and unit paid during the six months ended June 30, 2017.

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

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs, including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. As of June 30, 2017, we had $22.3 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $280 million to $300 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the remaining estimated capital required on our current projects under construction as of June 30, 2017, shown in the table below, as well as the commencement of the second phase of the Reston Campus Expansion and the pending purchase and development of SV8:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Per	Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	NRSF	Leased
TKD(1)
DE1(2)	Denver	Q3 2017	8,276	$9,469	$12,500	$1,510	35.2%
VA1	Northern Virginia	Q3 2017	3,087	52	1,700	551	-
BO1	Boston	Q4 2017	13,735	2,563	7,800	568	-
VA3 Phase 1A	Northern Virginia	Q4 2017	24,922	5,947	22,300	895	-
DC2	Northern Virginia	Q1 2018	24,563	1,788	17,400	708	-
LA2(2)	Los Angeles	Q1 2018	47,338	11,309	45,200	955	62.3
LA2	Los Angeles	Q1 2018	39,925	148	15,000	376	-
Total TKD			161,846	$31,276	$121,900		20.0%

Total Deferred Expansion Capital			—	$22,836	$30,300

Total			161,846	$54,112	$152,200

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

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash on hand, cash provided by operations and by incurring additional indebtedness.

On February 2, 2016, our Operating Partnership and certain subsidiary co-borrowers entered into the first amendment to the third amended and restated credit agreement (the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. The total amount available for borrowing under our revolving credit facility is equal to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of June 30, 2017, there were no borrowings outstanding, $4.5 million was outstanding under letters of credit and therefore $345.5 million remained available for us to borrow under our revolving credit facility. Our Credit Agreement contains an accordion feature which allows our Operating Partnership to increase the total commitment by $200.0 million under specified circumstances, including securing capital from new or existing lenders. Our indebtedness maturity schedule is summarized below.

On April 19, 2017, our Operating Partnership and certain subsidiaries amended and restated our $100 million senior unsecured term loan entered into in January 2014 to (i) exercise the accordion feature to increase the total commitments to $200 million and (ii) extend the maturity of the facility from January 31, 2019, to April 19, 2022 (the “2022 Term Loan”). Additionally, on April 20, 2017, our Operating Partnership issued an aggregate principal amount of $175 million, 3.91% senior unsecured notes due April 20, 2024 (the “2024 Notes”) in a private placement to certain accredited investors. The proceeds from these two transactions were used to pay down the revolving credit facility and increase our short-term liquidity. Refer to Item 1. Financial Statements — Note 5 — Debt for additional information.

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, Deferred Expansion Capital, additional phases of our current projects under construction, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common and preferred stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of June 30, 2017, and December 31, 2016, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2017	2016
Revolving credit facility	2.77% and 2.32% at June 30, 2017, and December 31, 2016, respectively	June 24, 2019	$—	$194,000
2020 Senior unsecured term loan	2.83% and 2.60% at June 30, 2017, and December 31, 2016, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.72% and 2.27% at June 30, 2017, and December 31, 2016, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	2.79% and 3.23% at June 30, 2017, and December 31, 2016, respectively	April 19, 2022	200,000	100,000
2023 Senior unsecured notes	4.19% at June 30, 2017, and December 31, 2016, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2017	April 20, 2024	175,000	—
Total principal outstanding			775,000	694,000
Unamortized deferred financing costs			(5,497)	(3,550)
Total debt			$769,503	$690,450

As of June 30, 2017, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of June 30, 2017, and December 31, 2016, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, subsequent debt financing, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$24,135	$19,835	$49,195	$39,441
Real estate depreciation and amortization	30,879	24,864	61,908	48,249
FFO	55,014	44,699	111,103	87,690
Preferred stock dividends	(2,085)	(2,085)	(4,169)	(4,169)
FFO attributable to common shares and units	$52,929	$42,614	$106,934	$83,521
FFO per common share and OP unit - diluted	$1.10	$0.89	$2.23	$1.75

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

We have made distributions every quarter since our initial public offering. During the three months ended June 30, 2017, we declared a dividend of $0.90 per common share and Operating Partnership Unit as of June 30, 2017. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2017, we had $450.0 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of June 30, 2017, we have two interest rate swap agreements in place to fix the interest rate on $125.0 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $325.0 million of variable rate debt outstanding as of June 30, 2017. See additional discussion in Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $325.0 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $3.3 million per year.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The case was set to start trial on July 24, 2017 (after being rescheduled previously), but upon unopposed application by U.S. Colo, the Superior Court vacated the July 24, 2017, trial date, continued the trial date to April 9, 2018, set a final status conference for March 29, 2018, and reset other procedural deadlines in the action. We intend to vigorously defend this legal proceeding.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties agreed upon class-wide settlement terms, subject to court approval. On June 26, 2017, the Superior Court granted preliminary approval of the parties’ settlement, which resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California. The proposed settlement also resolves a related class action lawsuit filed on July 22, 2016, alleging similar claims. As part of the settlement, we agreed to pay $600,000. The Superior Court set a hearing for November 28, 2017, to determine whether final settlement approval of the settlement will be granted. In the meantime, notice of the proposed settlement will be sent to class members who will then have an opportunity to object or opt out of the settlement. There can be no assurance that the settlement will be finally approved by the Superior Court. We intend to vigorously defend this legal proceeding if the settlement is not approved.

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

10.1

Amended and Restated Term Loan Agreement, among CoreSite, L.P., as borrower, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, and the other lenders party thereto, dated as of April 19, 2017.(5)

10.2

Third Amendment to Third Amended and Restated Credit Agreement, among CoreSite, L.P., as borrower, KeyBank National Association, as administrative agent, on behalf of itself and certain other lenders, and the other lenders party thereto, dated as of April 19, 2017.(5)

10.3	Note Purchase Agreement by and among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto, dated as of April 20, 2017.(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: July 28, 2017	By:	/s/ Jeffrey S. Finnin
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

10.1

Amended and Restated Term Loan Agreement, among CoreSite, L.P., as borrower, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, and the other lenders party thereto, dated as of April 19, 2017.(5)

10.2

Third Amendment to Third Amended and Restated Credit Agreement, among CoreSite, L.P., as borrower, KeyBank National Association, as administrative agent, on behalf of itself and certain other lenders, and the other lenders party thereto, dated as of April 19, 2017.(5)

10.3	Note Purchase Agreement by and among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto, dated as of April 20, 2017.(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2017.