Form 10-Q
period 2017-09-30
CoreSite Realty Corp
filed 2017-10-27
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock outstanding at October 25, 2017, was 34,241,504.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Investments in real estate:
Land	$97,258	$100,258
Buildings and improvements	1,512,015	1,472,580
	1,609,273	1,572,838
Less: Accumulated depreciation and amortization	(446,742)	(369,303)
Net investment in operating properties	1,162,531	1,203,535
Construction in progress	153,079	70,738
Net investments in real estate	1,315,610	1,274,273
Cash and cash equivalents	4,682	4,429
Accounts and other receivables, net of allowance for doubtful accounts of $1,020 and $209 as of September 30, 2017, and December 31, 2016, respectively	27,990	25,125
Lease intangibles, net of accumulated amortization of $7,910 and $12,385 as of September 30, 2017, and December 31, 2016, respectively	6,989	9,913
Goodwill	40,646	41,191
Other assets, net	104,039	96,372
Total assets	$1,499,956	$1,451,303

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $5,213 and $3,550 as of September 30, 2017, and December 31, 2016, respectively	$788,787	$690,450
Accounts payable and accrued expenses	67,798	72,519
Accrued dividends and distributions	46,523	41,849
Deferred rent payable	9,674	7,694
Acquired below-market lease contracts, net of accumulated amortization of $5,424 and $5,439 as of September 30, 2017, and December 31, 2016, respectively	3,688	4,292
Unearned revenue, prepaid rent and other liabilities	31,260	37,413
Total liabilities	947,730	854,217
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 4,600,000 shares issued and outstanding as of September 30, 2017, and December 31, 2016	115,000	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 34,241,504 and 33,896,771 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	338	334
Additional paid-in capital	450,594	438,531
Accumulated other comprehensive income (loss)	314	(101)
Distributions in excess of net income	(158,926)	(118,038)
Total stockholders' equity	407,320	435,726
Noncontrolling interests	144,906	161,360
Total equity	552,226	597,086
Total liabilities and equity	$1,499,956	$1,451,303

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues:
Data center revenue:
Rental revenue	$66,657	$54,219	$195,761	$156,954
Power revenue	35,110	28,844	98,381	80,819
Interconnection revenue	16,201	13,374	46,038	39,093
Tenant reimbursement and other	2,185	2,826	6,790	6,982
Office, light-industrial and other revenue	2,915	2,011	8,905	5,996
Total operating revenues	123,068	101,274	355,875	289,844
Operating expenses:
Property operating and maintenance	37,091	28,283	98,098	78,522
Real estate taxes and insurance	2,622	3,524	10,950	9,659
Depreciation and amortization	32,077	26,981	96,622	77,978
Sales and marketing	4,643	4,465	13,560	13,187
General and administrative	9,759	9,432	27,391	26,970
Rent	6,077	5,967	17,970	16,718
Transaction costs	—	117	139	126
Total operating expenses	92,269	78,769	264,730	223,160
Operating income	30,799	22,505	91,145	66,684
Interest expense	(6,447)	(3,188)	(17,512)	(7,879)
Income before income taxes	24,352	19,317	73,633	58,805
Income tax benefit (expense)	(64)	2	(150)	(45)
Net income	$24,288	$19,319	$73,483	$58,760
Net income attributable to noncontrolling interests	6,446	5,055	19,537	17,031
Net income attributable to CoreSite Realty Corporation	$17,842	$14,264	$53,946	$41,729
Preferred stock dividends	(2,084)	(2,084)	(6,253)	(6,253)
Net income attributable to common shares	$15,758	$12,180	$47,693	$35,476
Net income per share attributable to common shares:
Basic	$0.47	$0.36	$1.41	$1.11
Diluted	$0.46	$0.36	$1.40	$1.10
Weighted average common shares outstanding
Basic	33,878,881	33,425,762	33,758,971	31,906,000
Diluted	34,114,169	33,912,155	34,033,842	32,361,367

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$24,288	$19,319	$73,483	$58,760
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	41	824	31	(3,597)
Reclassification of other comprehensive income to interest expense	87	432	554	1,338
Comprehensive income	24,416	20,575	74,068	56,501
Comprehensive income attributable to noncontrolling interests	6,483	5,423	19,707	16,214
Comprehensive income attributable to CoreSite Realty Corporation	$17,933	$15,152	$54,361	$40,287

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Stock	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2017	$115,000	33,896,771	$334	$438,531	$(101)	$(118,038)	$435,726	$161,360	$597,086
Redemption of noncontrolling interests	—	15,011	—	167	—	—	167	(167)	—
Issuance of stock awards, net of forfeitures	—	131,961	—	—	—	—	—	—	—
Exercise of stock options	—	197,761	2	4,818	—	—	4,820	—	4,820
Share-based compensation	—	—	2	7,078	—	—	7,080	—	7,080
Dividends declared on preferred stock	—	—	—	—	—	(6,253)	(6,253)	—	(6,253)
Dividends and distributions	—	—	—	—	—	(88,581)	(88,581)	(35,994)	(124,575)
Net income	—	—	—	—	—	53,946	53,946	19,537	73,483
Other comprehensive income	—	—	—	—	415	—	415	170	585
Balance at September 30, 2017	$115,000	34,241,504	$338	$450,594	$314	$(158,926)	$407,320	$144,906	$552,226

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,483	$58,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,622	77,978
Amortization of above/below market leases	(428)	(417)
Amortization of deferred financing costs	1,231	964
Share-based compensation	6,545	6,874
Bad debt expense	1,003	272
Changes in operating assets and liabilities:
Accounts receivable	(3,867)	(4,140)
Deferred rent receivable	(3,161)	(1,906)
Deferred leasing costs	(9,956)	(10,534)
Other assets	(10,385)	(8,499)
Accounts payable and accrued expenses	3,758	1,413
Unearned revenue, prepaid rent and other liabilities	(5,841)	2,480
Deferred rent payable	1,980	(356)
Net cash provided by operating activities	150,984	122,889
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(6,281)	(3,487)
Real estate improvements	(108,548)	(234,963)
Acquisition of SV8 land	(12,158)	—
Escrow deposits	—	(4,075)
Net cash used in investing activities	(126,987)	(242,525)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,820	1,243
Proceeds from revolving credit facility	107,000	200,250
Payments on revolving credit facility	(282,000)	(247,750)
Proceeds from unsecured debt	275,000	250,000
Payments of loan fees and costs	(2,410)	(2,981)
Dividends and distributions	(126,154)	(81,684)
Net cash provided by (used in) financing activities	(23,744)	119,078
Net change in cash and cash equivalents	253	(558)
Cash and cash equivalents, beginning of period	4,429	6,854
Cash and cash equivalents, end of period	$4,682	$6,296
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$12,310	$5,912
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$17,303	$46,048
Accrual of dividends and distributions	$46,523	$28,630

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,”  “us,” or “our”) was organized in the state of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of September 30, 2017, the Company owns a 71.0% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others own a 29.0% interest in our Operating Partnership. See additional discussion in Note 8, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the expected results for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition. The standard establishes a five-step model framework which recognizes revenue as an entity transfers control of goods or services to the customer and requires enhanced disclosures. This standard does not apply to leases, which will be accounted for under ASC Topic 842, Leases. The revenue standard is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. As ASC Topic 606 does not impact lessor accounting, we do not believe this standard will significantly impact our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for nonlease components, including power, interconnection, tenant reimbursement and other revenue.

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amends the guidance in former ASC Topic 840, Leases. We are party to leases as both a lessor and lessee. The main principle of ASC 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases on the consolidated balance sheet. Lessor accounting remains mainly consistent with current guidance, with the majority of changes allowing for better alignment with the new lessee model and ASC Topic 606. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach. We plan to adopt ASC Topic 842 and ASC Topic 606 effective January 1, 2018, which will result in a transition date of January 1, 2016.

As a lessee we do not anticipate any change in the classification of our leases, but we will be required to recognize a lease liability and corresponding right-of-use asset on our consolidated balance sheets for all of our operating leases. Using the fixed noncancellable term of all existing data center leases, excluding renewal options, we estimate the initial lease liability and right-of-use asset will be approximately $100 million on our consolidated balance sheet as of the transition date. As we continue to evaluate the provisions of ASC Topic 842, we are evaluating our existing renewal options within our data center leases and ultimately conclude as to whether we are, or are not, reasonably certain, based on relevant factors that may create an economic incentive for us, to exercise renewal options for each of our data center operating leases. If we determine that we are reasonably certain to exercise all renewal options for each lease, we estimate the initial lease liability and right-of-use asset will be approximately $300 million on our consolidated balance sheet as of the transition date. Subject to our evaluation of whether we are reasonably certain to exercise renewal options for each of our data center leases as well as resolution of other implementation items, we estimate our straight-line rental expense could increase up to $4.0 million within our consolidated statements of operations for each year ended December 31, 2016, 2017, and on a prospective basis for 2018.

In accordance with ASC Topic 842, lessor accounting for our leases remains largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees related to the execution of successful lease agreements will not meet the definition of initial direct costs under the new standard and will be accounted for as a sales and marketing expense in the consolidated statements of operations upon adoption of ASC Topic 842. On a prospective basis, we estimate that the sales and marketing expense in our consolidated statement of operations will increase by approximately $1.5 million for the year ending December 31, 2018, as a result of the narrower definition of initial direct costs.

We are currently evaluating the other impacts of ASC Topic 842 and ASC Topic 606 on our significant accounting policies and consolidated financial statements, such as the adoption of practical expedients and transition methods.

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

In August 2017, the FASB issued guidance codified in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 simplifies the accounting for hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We do not expect the provisions of ASU 2017-12 to have a material impact on our consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the property is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $0.8 million and $1.6 million for the three months ended September 30, 2017, and 2016, respectively, and $2.2 million and $3.5 million for the nine months ended September 30, 2017, and 2016, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $27.0 million and $22.3 million for the three months ended September 30, 2017, and 2016, respectively, and $80.5 million and $63.9 million for the nine months ended September 30, 2017, and 2016, respectively.

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

The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease and, for below-market leases, over a time period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or nine months ended September 30, 2017, or 2016, in the condensed consolidated financial statements.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2017, and December 31, 2016, we had $40.6 million and $41.2 million of goodwill, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or nine months ended September 30, 2017, or 2016. During the nine months ended September 30, 2017, goodwill was reduced by $0.5 million due to the receipt of cash from an escrow account associated with an entity acquired at the time of the Company’s initial public offering.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Internal sales commissions	$17,352	$18,748
Third party commissions	12,104	13,643
External legal counsel	776	730
Total	$30,232	$33,121

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and nine months ended September 30, 2017, and 2016, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, and 2016.

Revenue Recognition

Our customer arrangements contain lease and nonlease elements. Consideration called for by the arrangement is separated at the inception of the arrangement into the lease and nonlease elements based on the relative fair value of each element. For the lease elements, rental revenue is recognized on a straight‑line basis over the customer’s lease term.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent receivable within our condensed consolidated balance sheets.

Nonlease elements include power and interconnection services. Power revenue is recognized each month as the power services are delivered to and utilized by our customers. Power services may include non‑recurring customer set‑up charges and installation fees that are initially deferred and recognized over the expected performance period. Interconnection services are contracted on a month-to-month basis and revenue is recognized each month as these services are delivered to and utilized by our customers.

Some of our data center leases contain provisions under which our customers reimburse us for a portion of real estate taxes, insurance, common area maintenance, and other recoverable costs.  Such customer reimbursements are recognized in the period that the expenses are recognized.

Above-market and below-market lease intangibles that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining noncancelable term of the underlying leases. For the three months ended September 30, 2017, and 2016, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.2 million and $0.1 million, respectively. For both the nine months ended September 30, 2017, and 2016, the net effect of amortization of acquired above-market and below-market leases resulted in an increase to rental revenue of $0.4 million.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At September 30, 2017, and December 31, 2016, the allowance for doubtful accounts totaled $1.0 million and $0.2 million, respectively, on the condensed consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At September 30, 2017, and December 31, 2016, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.5 million and $1.4 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2017, and December 31, 2016, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2014.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at September 30, 2017 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$97,991	$5,807	$108,952
Chicago	5,493	100,469	11,321	117,283
Denver	—	16,730	379	17,109
Los Angeles	28,467	245,734	38,906	313,107
Miami	728	11,435	2	12,165
New York	2,388	131,095	40,188	173,671
Northern Virginia(1)	23,642	297,633	39,910	361,185
San Francisco Bay(2)	31,386	610,928	16,566	658,880
Total	$97,258	$1,512,015	$153,079	$1,762,352

(1)

On February 23, 2017, we executed a ten-year lease for 25,000 square feet at a new property, which we refer to as DC2, to further expand our data center presence in Washington D.C, within our Northern Virginia market. DC2 is under construction as of September 30, 2017.

(2)

On August 29, 2017, we acquired a two-acre land parcel adjacent to our existing Santa Clara campus, with a total real estate cost of $12.2 million. In accordance with the purchase and sale agreement, the seller has committed to pay us $0.3 million over six months to assist them to vacate the property. We will account for the $0.3 million of cash receipts as ancillary operations which will reduce the basis of the land parcel. We plan to build a turn-key data center on the acquired land parcel, which we refer to as SV8, upon the receipt of necessary entitlements.

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Deferred leasing costs	$30,232	$33,121
Deferred rent receivable	39,555	36,393
Internal-use software	17,248	14,440
Prepaid expenses	8,396	4,390
Corporate furniture, fixtures and equipment	6,377	5,356
Deferred financing costs - revolving credit facility	1,119	1,604
Other	1,112	1,068
Total	$104,039	$96,372

5. Debt

A summary of outstanding indebtedness as of September 30, 2017, and December 31, 2016, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2017	2016
Revolving credit facility	2.78% and 2.32% at September 30, 2017, and December 31, 2016, respectively	June 24, 2019	$19,000	$194,000
2020 Senior unsecured term loan(1)	2.83% and 2.60% at September 30, 2017, and December 31, 2016, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.73% and 2.27% at September 30, 2017, and December 31, 2016, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan(2)	2.79% and 3.23% at September 30, 2017, and December 31, 2016, respectively	April 19, 2022	200,000	100,000
2023 Senior unsecured notes	4.19% at September 30, 2017, and December 31, 2016, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at September 30, 2017	April 20, 2024	175,000	—
Total principal outstanding		`	794,000	694,000
Unamortized deferred financing costs			(5,213)	(3,550)
Total debt			$788,787	$690,450

(1)

Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2017, is 2.83%. See Note 6 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership has in place a swap agreement with respect to the 2022 Term Loan (as defined below) to swap the variable interest rate associated with $50 million, or 25% of the principal amount of the 2022 Term Loan to a fixed rate of approximately 2.98% at our current leverage ratio as of September 30, 2017. The interest rate on the remaining $150 million of the 2022 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2017, is 2.79%. See Note 6 – Derivatives and Hedging Activities.

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

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2017, our Operating Partnership’s leverage ratio was 23.8% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility is equal to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of September 30, 2017, the borrowing capacity was $350.0 million. As of September 30, 2017, there were $19.0 million of borrowings outstanding, $3.5 million was outstanding under letters of credit, and therefore, $327.5 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of September 30, 2017, was 23.8%
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of September 30, 2017, was 0.0%
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of September 30, 2017, was 7.4 to 1.0; and

•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of September 30, 2017, was 10.3%.

The Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, and the 2024 Notes and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2017, we were in compliance with all of the financial covenants under the Credit Agreement.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2017, we were in compliance with all of the financial covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership's leverage ratio. At September 30, 2017, the Operating Partnership’s leverage ratio was 23.8% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2017, we were in compliance with all of the financial covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2017, our Operating Partnership’s leverage ratio was 23.8% and the interest rate was LIBOR plus 150 basis points.

2022 Senior Unsecured Term Loan

On April 19, 2017, our Operating Partnership and certain subsidiaries amended and restated the $100 million senior unsecured term loan, originally entered into on January 31, 2014, to (i) exercise the accordion feature to increase the total commitments to $200 million, (ii) extend the maturity of the term loan from January 31, 2019, to April 19, 2022, (iii) amend the accordion feature to allow an increase in total commitments from $200 million to $300 million, under specified circumstances, including securing capital from new or existing lenders, and (iv) explicitly permit the issuance of the 2024 Notes defined below (the “2022 Term Loan”).

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2017, we were in compliance with all of the financial covenants under the 2022 Term Loan.

The borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 210 basis points, or (ii) a base rate plus 50 basis points to 110 basis points, each depending on our Operating Partnership's leverage ratio. At September 30, 2017, our Operating Partnership’s leverage ratio was 23.8% and the interest rate was LIBOR plus 150 basis points.

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

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2024 Notes and the Credit Agreement. The 2023 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, additional financial covenants in the Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of September 30, 2017, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes and the Credit Agreement. The 2024 Note Purchase Agreement contains the same financial covenants as the Credit

Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of September 30, 2017, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of September 30, 2017, based on when such debt currently becomes due (in thousands):

Year Ending December 31,
2017	$—
2018	—
2019	19,000
2020	150,000
2021	100,000
Thereafter	525,000
Total principal outstanding	794,000
Unamortized deferred financing costs	(5,213)
Total debt, net	$788,787

6. Derivatives and Hedging Activities

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 2.93% per annum. Also, on February 3, 2014, we entered into a five-year interest rate swap agreement that reduces our exposure to variability in cash flows relating to interest payments on $100 million of outstanding one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 3.23% per annum. On April 21, 2017, we terminated $50 million of this $100 million five-year interest rate swap, resulting in a remaining $50 million interest rate swap effective through February 2, 2019, at approximately 2.98% per annum. Both interest rate swap agreements were designated for hedge accounting.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized gain or loss on derivative contracts were gains of less than $0.1 million and $0.8 million for the three months ended September 30, 2017, and 2016, respectively, and were a gain of less than $0.1 million and a loss of $3.6 million for the nine months ended September 30, 2017, and 2016, respectively. The amounts reclassified from other comprehensive income or loss to interest expense on the condensed consolidated statements of operations were $0.1 million and $0.4 million for the three months ended September 30, 2017, and 2016, respectively, and were $0.6 million and $1.3 million for the nine months ended September 30, 2017, and 2016, respectively. Any ineffective portion of the change in fair value of the derivatives is recognized directly in net income. During the three and nine months ended September 30, 2017, and 2016, we did not record any amount in net income related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning October 1, 2017, we estimate that $0.1 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had zero and $0.4 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, respectively. We also had $0.5 million and $0.3 million in derivative assets recognized in other assets in our condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, respectively.

7. Stockholders’ Equity

On October 16, 2017, we announced that we intend to redeem all 4,600,000 shares of our outstanding 7.25% Series A cumulative redeemable preferred stock (“Series A Preferred Stock”) on December 12, 2017. The Series A Preferred Stock will be redeemed for $25.00 per share, plus all accrued and unpaid dividends in an amount equal to $0.292014 per share, for a total payment of $25.292014 per share.

We declared the following dividends per share on our Series A Preferred Stock and common stock during the nine months ended September 30, 2017:

Declaration Date	Record Date	Payment Date	Series A Preferred Stock		Common Stock
March 9, 2017	March 31, 2017	April 17, 2017	$0.4531	(1)	$0.80
May 30, 2017	June 30, 2017	July 17, 2017	0.4531	(2)	0.90
September 1, 2017	September 29, 2017	October 16, 2017	0.4531	(3)	0.90
			$1.3593		$2.60

(1)	Dividend covers the period from January 15, 2017, to April 14, 2017.
(2)	Dividend covers the period from April 15, 2017, to July 14, 2017.
(3)	Dividend covers the period from July 15, 2017, to October 14, 2017.

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

In connection with the issuance of our Series A Preferred Stock on December 12, 2012, our Operating Partnership issued 4,600,000 7.25% Series A cumulative redeemable preferred Operating Partnership units to us. Preferred Operating Partnership units rank senior to the common Operating Partnership units held by both us and noncontrolling interests, and will no longer be outstanding following the redemption of our Series A Preferred Stock.

The following table shows the common ownership interests in our Operating Partnership as of September 30, 2017, and December 31, 2016:

	September 30, 2017		December 31, 2016
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,824,829	71.0%	33,376,568	70.7%
Noncontrolling interests	13,836,336	29.0	13,851,347	29.3
Total	47,661,165	100.0%	47,227,915	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the nine months ended September 30, 2017, we issued 448,261 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of September 30, 2017, received quarterly distributions of $0.90 per unit, payable in correlation with declared dividends on common stock.

The redemption value of the noncontrolling interests at September 30, 2017, was $1.5 billion based on the closing price of the Company’s common stock of $111.90 per share on that date.

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

As of September 30, 2017, 3,048,337 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

The following table sets forth stock option activity under the 2010 Plan for the nine months ended September 30, 2017:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2016	265,550	$22.96
Granted	—	—
Exercised	(197,761)	24.37
Forfeited	—	—
Expired	—	—
Options outstanding, September 30, 2017	67,789	$19.12

The following table sets forth the number of shares subject to options that are unvested as of September 30, 2017, and the fair value of these options at the grant date:

	Number of	Weighted-
	Shares	Average Fair
	Subject to	Value at Grant
	Option	Date
Unvested balance, December 31, 2016	16,323	$9.99
Granted	—	—
Forfeited	—	—
Vested	(16,323)	9.99
Unvested balance, September 30, 2017	—	$—

Restricted Stock Awards and Units

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

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2016	323,641	$53.84
Granted	139,134	86.08
Forfeited	(33,195)	63.86
Vested	(137,663)	44.34
Unvested balance, September 30, 2017	291,917	$70.62

As of September 30, 2017, total unearned compensation on restricted stock awards and RSUs was approximately $16.5 million, and the weighted-average vesting period was 2.5 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 25% and 175% of the target number of shares for PSAs granted in 2015, 2016, and 2017. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not meet the maximum relative TSR performance threshold versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by or otherwise in service of the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis to expense over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which are accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2016	44,835	167,725	113,976	$54.24
Granted	7,210	50,472	28,841	105.50
Performance adjustment (1)	62,841	—	23,725	—
Forfeited	(5,674)	(16,836)	(11,255)	79.09
Vested	(70,518)	(70,518)	(70,518)	25.89
Unvested balance, September 30, 2017	38,694	130,843	84,769	$84.63

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of September 30, 2017, total unearned compensation on PSAs was approximately $3.9 million, and the weighted-average vesting period was 2.0 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the nine months ended September 30, 2017, and 2016.

	Nine Months Ended September 30,
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common shares	$15,758	$12,180	$47,693	$35,476
Weighted-average common shares outstanding - basic	33,878,881	33,425,762	33,758,971	31,906,000
Effect of potentially dilutive common shares:
Stock options	59,201	192,272	98,660	197,166
Unvested awards	176,087	294,121	176,211	258,201
Weighted-average common shares outstanding - diluted	34,114,169	33,912,155	34,033,842	32,361,367
Net income per share attributable to common shares
Basic	$0.47	$0.36	$1.41	$1.11
Diluted	$0.46	$0.36	$1.40	$1.10

In the calculations above, we have excluded weighted-average potentially dilutive securities of 1,205 and 7,757 for the three months ended September 30, 2017, and 2016, respectively, and 109,953 and 113,920 for the nine months ended September 30, 2017, and 2016, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of September 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $794.0 million and $694.0 million as of September 30, 2017, and December 31, 2016, respectively, with a fair value of $796.2 million and $673.0 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

12. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At September 30, 2017, we had open commitments related to construction contracts of approximately $38.4 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At September 30, 2017, we had open commitments related to these contracts of approximately $5.0 million.

We entered into a Memorandum of Understanding with the Virginia Economic Development Partnership Authority (the “Virginia Memorandum of Understanding”) pursuant to which we are afforded the opportunity to benefit from an exemption from sales and use tax for certain qualifying data center related purchases and equipment leases. This exemption also extends to our customers who execute a Landlord-Tenant Participation Agreement under the Virginia Memorandum of Understanding. The Virginia Memorandum of Understanding establishes thresholds relating to the level of capital investment and qualifying new jobs created within the Commonwealth of Virginia by us and our customers who have agreed to sign participation agreements. In the event those thresholds were not met as of the agreed upon performance date of June 1, 2017, we would have been required to repay the sales and use tax benefit we received, as well as any tax benefit received by our customers who default on their obligation to repay the tax benefit they received under the exemption program. On October 4, 2017, we received a satisfaction letter from the Virginia Economic Development Partnership Authority certifying that we have met the performance thresholds as of the performance date of June 1, 2017.

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

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties agreed upon class-wide settlement terms, subject to court approval. On June 26, 2017, the Superior Court granted preliminary approval of the parties’ settlement, which resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California. The proposed settlement also resolves a related class action lawsuit filed on July 22, 2016, alleging similar claims. As part of the settlement, we agreed to pay $600,000. The Superior Court set a hearing for November 28, 2017, to determine whether final approval of the settlement will be granted. In the meantime, notice of the proposed settlement has been sent to class members who will then have an opportunity to object or opt out of the settlement. There can be no assurance that the settlement will be finally approved by the Superior Court. We intend to vigorously defend this legal proceeding if the settlement is not approved.

While it is not feasible to predict or determine the outcome of these legal proceedings, as of September 30, 2017, we estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.6 million and $3.1 million in the aggregate, of which $2.9 million has been accrued in accounts payable and accrued expenses in our condensed consolidated balance sheet as of September 30, 2017.

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

Our Portfolio

As of September 30, 2017, our property portfolio included 20 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 3.9 million net rentable square feet (“NRSF”), of which over 2.2 million NRSF is existing data center space. The approximately 1.3 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of September 30, 2017:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,023	85,932	78.1%	—	—%	85,932	78.1%	—	85,932
SV2	8,493	76,676	88.2	—	—	76,676	88.2	—	76,676
Santa Clara campus	64,743	538,615	99.2	76,885	32.9	615,500	90.9	160,000	775,500
San Francisco Bay Total	79,259	701,223	95.4	76,885	32.9	778,108	89.2	160,000	938,108
Los Angeles
One Wilshire campus
LA1*	29,819	139,053	92.5	—	—	139,053	92.5	10,352	149,405
LA2	36,073	264,512	91.7	43,345	45.5	307,857	85.2	117,033	424,890
LA3	—	—	—	—	—	—	—	180,000	180,000
Los Angeles Total	65,892	403,565	92.0	43,345	45.5	446,910	87.4	307,385	754,295
Northern Virginia
VA1	29,306	198,632	92.9	—	—	198,632	92.9	3,087	201,719
VA2	16,336	115,336	100.0	73,111	34.1	188,447	74.4	—	188,447
DC1*	3,278	22,137	80.5	—	—	22,137	80.5	—	22,137
DC2*	—	—	—	—	—	—	—	24,563	24,563
Reston Campus Expansion(6)	1,136	48,928	100.0	—	—	48,928	100.0	611,072	660,000
Northern Virginia Total	50,056	385,033	95.2	73,111	34.1	458,144	85.4	638,722	1,096,866
New York
NY1*	6,036	48,404	84.9	—	—	48,404	84.9	—	48,404
NY2	12,677	101,742	85.8	—	—	101,742	85.8	134,508	236,250
New York Total	18,713	150,146	85.5	—	—	150,146	85.5	134,508	284,654
Chicago
CH1	18,692	178,407	92.0	—	—	178,407	92.0	—	178,407
Boston
BO1	17,867	166,026	98.0	14,031	79.5	180,057	96.5	73,619	253,676
Denver
DE1*	2,248	5,878	98.9	8,276	35.2	14,154	61.7	15,630	29,784
DE2*	455	5,140	87.5	—	—	5,140	87.5	—	5,140
Denver Total	2,703	11,018	93.6	8,276	—	19,294	68.5	15,630	34,924
Miami
MI1	1,399	30,176	62.3	—	—	30,176	62.3	13,154	43,330
Total Data Center Facilities	$254,581	2,025,594	93.4%	215,648	38.9%	2,241,242	88.1%	1,343,018	3,584,260

Office and Light-Industrial(7)	7,927	354,721	79.0	—	—	354,721	79.0	—	354,721
Reston Office and Light-Industrial(6)	2,087	150,375	100.0	—	—	150,375	100.0	(150,375)	—

Total Portfolio	$264,595	2,530,690	91.7%	215,648	38.9%	2,746,338	87.6%	1,192,643	3,938,981

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of September 30, 2017, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $270.3 million as of September 30, 2017, which includes $5.7 million in operating expense reimbursements under modified gross and triple-net leases.

(5)

Includes customer leases that have commenced and are occupied as of September 30, 2017. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of September 30, 2017. The percent occupied for stabilized data center space would have been 93.6%, rather than 93.4%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 89.1%, rather than 87.6%, if all leases signed in current and prior periods had commenced.

(6)	Included within our Reston Campus Expansion held for development space is 150,375 NRSF which is currently operating as office and light-industrial space.
(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2015, excluding space for which development was completed and became available to be leased after December 31, 2015. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the September 30, 2017, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2016, and 2015, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,750	85,932	78.1%	234,238	81.2%	320,170	80.4%
SV2	8,493	76,676	88.2	—	—	76,676	88.2
Santa Clara campus	30,184	252,009	98.3	712	84.3	252,721	98.3
San Francisco Bay Total	50,427	414,617	92.3	234,950	81.2	649,567	88.3
Los Angeles
One Wilshire campus
LA1*	29,996	139,053	92.5	4,373	79.4	143,426	92.1
LA2	29,486	259,786	91.5	7,029	73.8	266,815	91.1
Los Angeles Total	59,482	398,839	91.9	11,402	75.9	410,241	91.4
Northern Virginia
VA1	30,423	198,632	92.9	61,050	91.2	259,682	92.5
VA2	10,230	92,173	100.0	—	—	92,173	100.0
DC1*	3,278	22,137	80.5	—	—	22,137	80.5
Northern Virginia Total	43,931	312,942	94.1	61,050	91.2	373,992	93.6
New York
NY1*	6,050	48,404	84.9	209	100.0	48,613	84.9
NY2	12,936	101,742	85.8	20,735	24.6	122,477	75.4
New York Total	18,986	150,146	85.5	20,944	25.4	171,090	78.1
Chicago
CH1	18,786	178,407	92.0	4,946	76.0	183,353	91.6
Boston
BO1	16,159	166,026	98.0	19,495	76.6	185,521	95.7
Denver
DE1*	1,465	5,878	98.9	—	—	5,878	98.9
DE2*	455	5,140	87.5	—	—	5,140	87.5
Denver Total	1,920	11,018	93.6	—	—	11,018	93.6
Miami
MI1	1,423	30,176	62.3	1,934	55.7	32,110	61.9
Total Facilities at September 30, 2017(3)	$211,114	1,662,171	91.9%	354,721	79.0%	2,016,892	89.6%

Total Facilities at December 31, 2016	$206,038		92.3%		76.2%		89.5%

Total Facilities at December 31, 2015	$191,088		89.8%		72.6%		86.8%

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
(3)

The percent occupied for data center space, office and light-industrial space, and total space would have been 92.2%, 80.8% and 90.2%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $211.1 million at September 30, 2017, compared to $206.0 million at December 31, 2016. The increase of $5.1 million is due primarily to the increase of $3.9 million, $2.8 million, and $1.8 million in Same-Store annualized rent at our New York, Northern Virginia (including Washington D.C.), and Los Angeles markets, respectively. This increase was partially offset by the expiration of $4.1 million in annualized rent associated with a restructured lease agreement at our Santa Clara campus.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of September 30, 2017:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Santa Clara campus
SV8(3)	—	160,000	160,000
San Francisco Bay Total	—	160,000	160,000
One Wilshire campus
LA1	—	10,352	10,352
LA2	87,263	29,770	117,033
LA3(3)	—	180,000	180,000
Los Angeles Total	87,263	220,122	307,385
Northern Virginia
VA1	3,087	—	3,087
DC2	24,563	—	24,563
Reston Campus Expansion(4)	74,759	536,313	611,072
Northern Virginia Total	102,409	536,313	638,722
New York
NY2	—	134,508	134,508
Boston
BO1	13,735	59,884	73,619
Denver
DE1	15,630	—	15,630
Miami
MI1	—	13,154	13,154
Total Facilities(5)	219,037	1,123,981	1,343,018

(1)

Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(2)

Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.

(3)

The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.

(4)

Based upon our current design plans for the Reston Campus Expansion, we estimate that we can build approximately 611,000 NRSF of incremental data center capacity (of which 74,759 NRSF is under construction) across multiple phases with new buildings and as existing light-industrial / flex office leases expire and customers vacate. Based on our entitlement application, we believe we may be able to build an additional 286,000 NRSF for a total of 897,000 NRSF of incremental data center capacity. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market. The chart assumes the minimum expected zoning entitlement.

(5)

In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in New York, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the nine months ended September 30, 2017 (in thousands):

Nine Months Ended
September 30, 2017
Data center expansion	$98,892
Non-recurring investments	8,985
Tenant improvements	5,298
Recurring capital expenditures	12,776
Total capital expenditures	$125,951

During the nine months ended September 30, 2017, we incurred approximately $126.0 million of capital expenditures, of which approximately $98.9 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the nine months ended September 30, 2017, we completed development of one computer room at LA2 and two computer rooms at DE1. The following table sets forth capital expenditures spent on data center NRSF placed into service during the nine months ended September 30, 2017, or under construction as of September 30, 2017:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
LA2	$35,225	4,726	87,263
Reston Expansion	19,662	—	74,759
SV8(1)	12,307	—	—
BO1	6,220	—	13,735
DE1	5,248	8,276	15,630
DC2	3,758	—	24,563
Other	16,472	—	3,087
Total	$98,892	13,002	219,037

(1)

On August 29, 2017, we acquired a two-acre land parcel adjacent to our existing Santa Clara campus, with a total real estate value of $12.2 million. We plan to build a turn-key data center on the acquired land parcel, which we refer to as SV8, upon the receipt of necessary entitlements.

During the nine months ended September 30, 2017, we incurred approximately $9.0 million in non-recurring investments, of which $5.9 million is a result of internal IT software development projects and the remaining $3.1 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the nine months ended September 30, 2017, we incurred approximately $5.3 million in tenant improvements, which relates to numerous small tenant improvement projects at various properties.

During the nine months ended September 30, 2017, we incurred approximately $12.8 million of recurring capital expenditures within our portfolio, of which $3.3 million relates to the replacement and upgrade of an existing chiller system and the remaining $9.5 million is for other required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 341,000 NRSF of data center and office and light-industrial space currently unoccupied in our total portfolio, 273 and 1,108 data center leases representing approximately 5.4% and 17.6% of the NRSF in our operating data center portfolio with current average annualized rental rates of $164 per NRSF and $157 per NRSF are scheduled to expire during the remainder of 2017 and the year ending December 31, 2018, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space. As of September 30, 2017, we had approximately 568,000 NRSF of unoccupied or under construction data center space of which approximately 71,000 NRSF is leased with a future commencement date. The loss of one or more significant customers could have a material adverse effect on our results of operations. During the nine months ended September 30, 2017, we entered into new and expansion leases totaling approximately 139,000 NRSF. The following table summarizes our leasing activity during the nine months ended September 30, 2017:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent	NRSF(2)	Rates(3)		Growth(4)
New/expansion leases commenced	September 30, 2017	122	$8,855	21,617	$410
	June 30, 2017	129	6,580	25,712	256	(5)
	March 31, 2017	118	9,121	37,352	244

New/expansion leases signed(6)	September 30, 2017	103	$10,099	40,842	$247
	June 30, 2017	119	11,918	51,568	208	(5)
	March 31, 2017	128	9,701	46,484	209

Renewal leases signed	September 30, 2017	280	$14,370	80,818	$178		10.9%
	June 30, 2017	172	12,934	83,097	156		6.5
	March 31, 2017	178	13,885	95,108	146		5.5

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
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

Results of Operations

Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016

The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2017, and 2016. A summary of our operating results for the three months ended September 30, 2017, and 2016, is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Operating revenue	$123,068	$101,274	$21,794	21.5%
Operating expense	92,269	78,769	13,500	17.1
Operating income	30,799	22,505	8,294	36.9
Interest expense	6,447	3,188	3,259	102.2
Net income	24,288	19,319	4,969	25.7

Operating Revenue

Operating revenue during the three months ended September 30, 2017, and 2016, was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Data center revenue:
Rental revenue	$66,657	$54,219	$12,438	22.9%
Power revenue	35,110	28,844	6,266	21.7
Interconnection revenue	16,201	13,374	2,827	21.1
Tenant reimbursement and other	2,185	2,826	(641)	(22.7)
Total data center revenue	120,153	99,263	20,890	21.0
Office, light-industrial and other revenue	2,915	2,011	904	45.0
Total operating revenues	$123,068	$101,274	$21,794	21.5%

A majority of the increase in operating revenues was due to an $18.7 million increase in data center rental and power revenue during the three months ended September 30, 2017, compared to the 2016 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 274,000 NRSF at an average rental rate of $217 per NRSF during the twelve months ended September 30, 2017. The increase in operating revenues was also attributable to the lease renewals of approximately 311,000 NRSF at a rent growth rate of 7.2% and assumed in-place leases of 199,000 NRSF in connection with the acquisition of the Reston Campus Expansion during the twelve months ended September 30, 2017. This increase was partially offset by the move-out of customer leases totaling approximately 84,000 NRSF at an average rental rate of $142 per NRSF during the twelve months ended September 30, 2017, and the expiration of $4.1 million of annualized rent associated with a restructured lease agreement at our Santa Clara campus.

In addition, interconnection revenue increased $2.8 million, or 21.1%, during the three months ended September 30, 2017, compared to the 2016 period. The increase is primarily a result of an 12.8% increase in the volume of cross connects from new and existing customers during the twelve months ended September 30, 2017, and revenue increases resulting from customers migrating to our higher priced fiber product.

Operating Expenses

Operating expenses during the three months ended September 30, 2017, and 2016, were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Property operating and maintenance	$37,091	$28,283	$8,808	31.1%
Real estate taxes and insurance	2,622	3,524	(902)	(25.6)
Depreciation and amortization	32,077	26,981	5,096	18.9
Sales and marketing	4,643	4,465	178	4.0
General and administrative	9,759	9,432	327	3.5
Rent	6,077	5,967	110	1.8
Transaction costs	—	117	(117)	(100.0)
Total operating expenses	$92,269	$78,769	$13,500	17.1%

Property operating and maintenance expense increased $8.8 million, or 31.1%, primarily as a result of an increase in power expense due to increased customer consumption related to the commencement of new and expansion leases during the twelve months ended September 30, 2017, which resulted in a 15.6% increase in occupied data center NRSF. In addition, maintenance expense increased due to 240,000 data center NRSF being placed into service during the twelve months ended September 30, 2017, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF.

Real estate taxes and insurance decreased $0.9 million, or 25.6%, during the three months ended September 30, 2017, compared to the 2016 period, primarily as a result of real estate tax accrual true-ups related to the receipt of supplemental real estate tax assessments which reflect the assessed taxable values of our newly constructed SV6 and SV7 data centers within our Santa Clara campus. This decrease was partially offset by a decrease in capitalized real estate taxes resulting from the completion of SV7 in the fourth of 2016 and increased real estate tax expense related to our Reston Campus Expansion, which we did not own during the three months ended September 30, 2016.

Depreciation and amortization expense increased $5.1 million, or 18.9%, during the three months ended September 30, 2017, compared to the 2016 period, as a result of an increase in depreciation expense from approximately 240,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $245.6 million.

Interest Expense

Interest expense increased $3.3 million during the three months ended September 30, 2017, compared to the 2016 period, primarily as a result of the increase in overall debt outstanding, increased interest rates, and a reduction in capitalized interest resulting from the completion of SV7 in the fourth quarter of 2016. The total principal debt outstanding was $794.0 million and $594.8 million as of September 30, 2017, and 2016, respectively. Our daily weighted average interest rate increased from 2.92% during the three months ended September 30, 2016, to 3.28% during the three months ended September 30, 2017. A summary of interest expense for the three months ended September 30, 2017, and 2016, is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Interest expense and fees	$6,840	$4,398	$2,442	55.5%
Amortization of deferred financing costs	445	370	75	20.3
Capitalized interest	(838)	(1,580)	742	(47.0)
Total interest expense	$6,447	$3,188	$3,259	102.2%
Percent capitalized	11.5%	33.1%

Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016

The discussion below relates to our financial condition and results of operations for the nine months ended September 30, 2017, and 2016. A summary of our operating results for the nine months ended September 30, 2017, and 2016, is as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Operating revenue	$355,875	$289,844	$66,031	22.8%
Operating expense	264,730	223,160	41,570	18.6
Operating income	91,145	66,684	24,461	36.7
Interest expense	17,512	7,879	9,633	122.3
Net income	73,483	58,760	14,723	25.1

Operating Revenue

Operating revenue during the nine months ended September 30, 2017, and 2016, was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Data center revenue:
Rental revenue	$195,761	$156,954	$38,807	24.7%
Power revenue	98,381	80,819	17,562	21.7
Interconnection revenue	46,038	39,093	6,945	17.8
Tenant reimbursement and other	6,790	6,982	(192)	(2.7)
Total data center revenue	346,970	283,848	63,122	22.2
Office, light-industrial and other revenue	8,905	5,996	2,909	48.5
Total operating revenues	$355,875	$289,844	$66,031	22.8%

A majority of the increase in operating revenues was due to a $56.4 million increase in data center rental and power revenue during the nine months ended September 30, 2017, compared to the 2016 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 274,000 NRSF at an average rental rate of $217 per NRSF during the twelve months ended September 30, 2017. The increase in operating revenues was also attributable to the lease renewals of approximately 311,000 NRSF at a rent growth rate of 7.2% and assumed in-place leases of 199,000 NRSF in connection with the acquisition of the Reston Campus Expansion during the twelve months ended September 30, 2017. This increase was partially offset by the move-out of customer leases totaling approximately 84,000 NRSF at an average rental rate of $142 per NRSF during the twelve months ended September 30, 2017, and the expiration of $4.1 million of annualized rent associated with a restructured lease agreement at our Santa Clara campus.

In addition, interconnection revenue increased $6.9 million, or 17.8%, during the nine months ended September 30, 2017, compared to the 2016 period. The increase is primarily a result of an 12.8% increase in the volume of cross connects from new and existing customers during the twelve months ended September 30, 2017, and revenue increases resulting from customers migrating to our higher priced fiber product.

Operating Expenses

Operating expenses during the nine months ended September 30, 2017, and 2016, were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Property operating and maintenance	$98,098	$78,522	$19,576	24.9%
Real estate taxes and insurance	10,950	9,659	1,291	13.4
Depreciation and amortization	96,622	77,978	18,644	23.9
Sales and marketing	13,560	13,187	373	2.8
General and administrative	27,391	26,970	421	1.6
Rent	17,970	16,718	1,252	7.5
Transaction costs	139	126	13	10.3
Total operating expenses	$264,730	$223,160	$41,570	18.6%

Property operating and maintenance expense increased $19.6 million, or 24.9%, primarily as a result of an increase in power expense due to increased customer consumption related to the commencement of new and expansion leases during the twelve months ended September 30, 2017, which resulted in a 15.6% increase in occupied data center NRSF. In addition, maintenance expense increased due to 240,000 data center NRSF being placed into service during the twelve months ended September 30, 2017, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $1.3 million, or 13.4%, during the nine months ended September 30, 2017, compared to the 2016 period, primarily as a result of increased tax assessments and decreased capitalized real estate taxes resulting from the completion of SV7 in the fourth quarter of 2016. We also recognized real estate tax expense related to our Reston Campus Expansion, which we did not own during the nine months ended September 30, 2016. These increases were partially offset by real estate tax accrual true-ups related to the receipt of supplemental real estate tax assessments which reflect the assessed taxable values of our newly constructed SV6 and SV7 data centers in our Santa Clara campus.

Depreciation and amortization expense increased $18.6 million, or 23.9%, during the nine months ended September 30, 2017, compared to the 2016 period, as a result of an increase in depreciation expense from approximately 240,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $245.6 million.

Interest Expense

Interest expense increased $9.6 million during the nine months ended September 30, 2017, compared to the 2016 period, primarily as a result of the increase in overall debt outstanding, increased interest rates, and a reduction in capitalized interest resulting from the completion of SV7 in the fourth quarter 2016. The total principal debt outstanding was $794.0 million and $594.8 million as of September 30, 2017, and 2016, respectively. Our daily weighted average interest rate increased from 2.60% during the nine months September 30, 2016, to 3.12% during the nine months ended September 30, 2017. A summary of interest expense for the nine months ended September 30, 2017, and 2016, is as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Interest expense and fees	$18,511	$10,456	$8,055	77.0%
Amortization of deferred financing costs	1,231	964	267	27.7
Capitalized interest	(2,230)	(3,541)	1,311	(37.0)
Total interest expense	$17,512	$7,879	$9,633	122.3%
Percent capitalized	11.3%	31.0%

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

Operating Activities

Net cash provided by operating activities was $151.0 million for the nine months ended September 30, 2017, compared to $122.9 million for the nine months ended September 30, 2016. The increase of $28.1 million, or 23%, was primarily due to the commencement of new and expansion leases of approximately 274,000 NRSF at an average rental rate of $217 per NRSF, the lease renewals of approximately 311,000 NRSF at a rent growth rate of 7.2%, which were partially offset by a decrease in prepaid rent from our customers.

Investing Activities

Net cash used in investing activities decreased by $115.5 million, or 48%, to $127.0 million for the nine months ended September 30, 2017, compared to $242.5 million for the nine months ended September 30, 2016. This decrease was due primarily to higher construction spend on our SV6 and SV7 properties at our Santa Clara campus during the nine months ended September 30, 2016, compared to construction spend on active development projects and the acquisition of SV8 during the nine months ended September 30, 2017.

Financing Activities

During the nine months ended September 30, 2017, we received cash proceeds from the 2022 Term Loan, as defined below, and 2024 Notes, as defined below, of $275.0 million and paid down the revolving credit facility by a net amount of $175.0 million.

During the nine months ended September 30, 2016, we received cash proceeds from the 2021 senior unsecured term loan and 2023 senior unsecured notes, as defined below, of $250.0 million and paid down the revolving credit facility by a net amount of $47.5 million.

We paid $126.2 million in dividends and distributions on our common stock and Operating Partnership units during the nine months ended September 30, 2017, compared to $81.7 million during the nine months ended September 30, 2016, as a result of an increase in the quarterly dividend from $0.53 per share or unit paid during the nine months ended September 30, 2016, to $0.80 per share and unit paid during the six months ended June 30, 2017 and $0.90 per share and unit paid during the three months ended September 30, 2017.

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

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs, including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. On October 16, 2017, we announced that we intend to redeem all 4,600,000 shares of our outstanding 7.25% Series A cumulative redeemable preferred stock (“Series A Preferred Stock”) on December 12, 2017. The Series A Preferred Stock will be redeemed for $25.00 per share, plus all accrued and unpaid dividends in an amount equal to $0.292014 per share, for a total payment of $25.292014 per share, which will be paid from our revolving credit facility.

As of September 30, 2017, we had $4.7 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $310 million to $330 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the remaining estimated capital required on our current expansion projects under construction as of September 30, 2017, shown in the table below, as well as commencement of the first phases of development at SV8 and LA3:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Per	Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	NRSF	Leased
TKD(1)
VA1	Northern Virginia	Q4 2017	3,087	$878	$1,700	$551	-%
BO1	Boston	Q4 2017	13,735	5,418	7,800	568	-
VA3 Phase 1A	Northern Virginia	Q4 2017	24,922	13,929	22,300	895	-
LA2(2)	Los Angeles	Q1 2018	47,338	31,154	45,200	955	78.6
LA2	Los Angeles	Q1 2018	39,925	277	15,000	376	-
DC2	Northern Virginia	Q2 2018	24,563	3,758	17,400	708	-
DE1	Denver	Q3 2018	15,630	5	7,500	480	-
VA3 Phase 1B(2)	Northern Virginia	Q4 2018	49,837	6,921	100,200	2,011	-
Total TKD			219,037	$62,340	$217,100		16.4%

Deferred Expansion Capital			—	12,478	18,700

Total			219,037	$74,818	$235,800

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

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months and Series A Preferred Stock redemption, through net cash on hand, cash provided by operations and by incurring additional indebtedness.

On February 2, 2016, our Operating Partnership and certain subsidiary co-borrowers entered into the first amendment to the third amended and restated credit agreement (the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. The total amount available for borrowing under our revolving credit facility is equal to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of September 30, 2017, there were $19.0 million of borrowings outstanding, $3.5 million was outstanding under letters of credit, and therefore, $327.5 million remained available for us to borrow under our revolving credit facility. Our Credit Agreement contains an accordion feature which allows our Operating Partnership to increase the total commitment by $200.0 million under specified circumstances, including securing capital from new or existing lenders. Our indebtedness maturity schedule is summarized below.

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

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, the SV8 and LA3 expansions, Deferred Expansion Capital, additional phases of our current projects under construction, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of September 30, 2017, and December 31, 2016, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2017	2016
Revolving credit facility	2.78% and 2.32% at September 30, 2017, and December 31, 2016, respectively	June 24, 2019	$19,000	$194,000
2020 Senior unsecured term loan	2.83% and 2.60% at September 30, 2017, and December 31, 2016, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	2.73% and 2.27% at September 30, 2017, and December 31, 2016, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	2.79% and 3.23% at September 30, 2017, and December 31, 2016, respectively	April 19, 2022	200,000	100,000
2023 Senior unsecured notes	4.19% at September 30, 2017, and December 31, 2016, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at September 30, 2017	April 20, 2024	175,000	—
Total principal outstanding			794,000	694,000
Unamortized deferred financing costs			(5,213)	(3,550)
Total debt			$788,787	$690,450

As of September 30, 2017, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of September 30, 2017, and December 31, 2016, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, subsequent debt financing, and future debt maturities, refer to Item 1. Financial Statements — Note 5 — Debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$24,288	$19,319	$73,483	$58,760
Real estate depreciation and amortization	30,727	25,533	92,635	73,782
FFO	55,015	44,852	166,118	132,542
Preferred stock dividends	(2,084)	(2,084)	(6,253)	(6,253)
FFO attributable to common shares and units	$52,931	$42,768	$159,865	$126,289
FFO per common share and OP unit - diluted	$1.10	$0.90	$3.34	$2.65

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

We have made distributions every quarter since our initial public offering. During the three months ended September 30, 2017, we declared a dividend of $0.90 per common share and Operating Partnership Unit as of September 30, 2017. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of September 30, 2017, we had $469.0 million in aggregate principal amount of consolidated debt outstanding that bore variable interest based on one-month LIBOR. As of September 30, 2017, we have two interest rate swap agreements in place to fix the interest rate on $125.0 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $344.0 million of variable rate debt outstanding as of September 30, 2017. See additional discussion in Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $344.0 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $3.4 million per year.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

Effective September 5, 2017, we implemented the billing and accounts receivable components of our new accounting and reporting information technology system. Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties agreed upon class-wide settlement terms, subject to court approval. On June 26, 2017, the Superior Court granted preliminary approval of the parties’ settlement, which resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California. The proposed settlement also resolves a related class action lawsuit filed on July 22, 2016, alleging similar claims. As part of the settlement, we agreed to pay $600,000. The Superior Court set a hearing for November 28, 2017, to determine whether final approval of the settlement will be granted. In the meantime, notice of the proposed settlement has been sent to class members who will then have an opportunity to object or opt out of the settlement. There can be no assurance that the settlement will be finally approved by the Superior Court. We intend to vigorously defend this legal proceeding if the settlement is not approved.

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

CORESITE REALTY CORPORATION

Date: October 27, 2017	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)