Form 10-K
period 2017-12-31
CoreSite Realty Corp
filed 2018-02-09
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2017
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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $2,571.3 million as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 7, 2018, there were 34,243,139 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 (this “Annual Report”), together with other statements and information publicly disseminated by our company, contains certain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

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

PART I

ITEM 1.  BUSINESS

The Company

We deliver secure, reliable, high‑performance data center and interconnection solutions to a growing customer ecosystem across eight key North American communication markets. More than 1,200 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose CoreSite to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

The first data center in our portfolio was purchased in 2000 by certain real estate funds (the “Funds”) affiliated with The Carlyle Group, our predecessor, and since then we have continued to acquire, develop and operate these types of data center facilities. Our properties are self‑managed, including construction project management in connection with our development initiatives. As of December 31, 2017, and including the two-acre land parcel acquired for CH2 on January 29, 2018, as described below, our property portfolio included 20 operating data center facilities, office and light‑industrial space and multiple development projects and space, which collectively comprise, when fully built-out, over 4.1 million net rentable square feet (“NRSF”), of which over 2.2 million NRSF is existing operating data center space.

Recent Developments

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We expect to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary entitlements.

Our Competitive Strengths

We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the demand for data center space and interconnection services, and thereby grow our cash flow.

Secure, Reliable, and Compliant.  We help businesses protect mission‑critical data, performance sensitive applications and IT infrastructure by delivering secure, reliable, and compliant data center solutions. Our data centers feature advanced efficient power and cooling infrastructure to support our customers’ IT infrastructure with additional power capacity to support continued growth. We provide twenty‑four‑hours‑a‑day, seven‑days‑a‑week in‑house security guard monitoring with customizable security features. We also provide the infrastructure and physical security required to support many of our customers’ information, data, and security compliance needs across all of our properties.

High Performance Interconnection.  We offer cloud-enabled, network rich data center campuses with over 25,000 interconnections across our portfolio. Our customers have direct access to over 400 carriers and Internet Service Providers (“ISPs”) and over 350 leading cloud and IT service providers. In addition to standard interconnection offerings, we also operate the CoreSite Open Cloud Exchange™, and the Any2 Exchange for Internet Peering, the second largest peering exchange in the U.S. The diverse network and cloud connectivity options at many of our data centers provide us with a competitive advantage by creating an ideal environment for enterprises to build holistic, streamlined hybrid cloud solutions. Many providers in our data center facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers, while enterprises can reduce their total cost of operations by directly connecting to service providers in the same data center in a cost effective manner.

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

We have the ability to increase our occupied data center square footage by approximately 1,719,000 NRSF, or 84%, through leasing our 203,000 NRSF of unoccupied space and the development of 220,000 NRSF space under construction as of December 31, 2017, and approximately 1,296,000 NRSF at multiple facilities that are available for future development based on market supply and demand, including the two-acre CH2 land parcel acquired on January 29, 2018.

High-Quality Customer Experience.  We believe our 465 professionals deliver best‑in‑class service by placing customer needs first in supporting the planning, implementation and operating requirements of customers. We provide dedicated implementation resources to ensure a seamless onboarding process for customers. Our leasing and sales professionals can develop complex data center solutions for the most demanding customer requirements and our experienced and committed operations and facilities personnel are available for extensive management support. We believe our customer satisfaction is indicated by the 92% of 2017 leasing volume which came from existing customers.

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

Diversified Customer Base.    We have a diverse, global customer base, which we believe is a reflection of our strong reputation and proven track record, as well as our customers’ trust in our ability to house their mission‑critical applications and vital communications technology. Our diverse customer base spans many industries across eight key North America markets. In addition to geographic markets, we group our customers into the following industry verticals:

•	Enterprises: digital content and multimedia, systems integrators and managed service providers (“SI & MSP”), financial, healthcare, education, government, manufacturing and professional services
•	Cloud and IT Service Providers; and
•	Networks and Mobility: domestic and international telecommunications carriers, subsea cables, ISPs and Content Delivery Networks (“CDNs”)

Business and Growth Strategies

Our business objective is to continue growing our position as a provider of strategically located data center space in North America. Key components of our strategy include the following:

Increase Cash Flow from In‑Place Data Center Space.  We actively manage and lease our properties to increase cash flow by:

•

Leasing Available Space.  We have the ability to increase both our revenue and our revenue per square foot by leasing additional space and power services to new and existing data center customers. As of December 31, 2017, substantially all of our data center facilities had space and power available to offer our customers the ability to increase their square footage under lease as well as the amount of power they use per square foot. Our existing data center facilities have approximately 203,000 NRSF of data center space available to lease, or 9.0% of our current operating data center portfolio. We believe this space, together with available power, enables us to generate incremental revenue within our existing data center footprint.

•

Increasing Interconnection in our Facilities.  As more customers colocate in our data center facilities, it benefits their business partners and customers to colocate with CoreSite in order to gain the full economic and performance benefits of our interconnection services. We believe this ecosystem of customers continues to drive new and existing customer growth, and in turn, increases the volume of interconnection services and the amount of value‑add power services such as breakered AC and DC primary and redundant power.

Capitalize on Embedded Expansion Opportunities.  We plan to grow by developing new secure, reliable and high‑performance data center space. Our development opportunities include leveraging existing in‑place infrastructure and entitlements in currently operating properties or campuses. In many cases, we are able to strategically deploy capital by developing space in incremental phases to meet customer demand. Including the space currently under construction at December 31, 2017, space and land targeted for future development, and the two-acre CH2 land parcel acquired on January 29, 2018, we own land and buildings sufficient to develop approximately 1,516,000 NRSF of data center space.

The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of December 31, 2017, including the two-acre CH2 land parcel, which was acquired January 29, 2018:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Santa Clara campus
SV8(3)	—	175,000	175,000
San Francisco Bay Total	—	175,000	175,000
One Wilshire campus
LA1	—	10,352	10,352
LA2	87,263	29,770	117,033
LA3(3)	—	180,000	180,000
Los Angeles Total	87,263	220,122	307,385
Northern Virginia
VA1	—	—	—
DC2	24,563	—	24,563
Reston Campus Expansion(4)	74,759	536,313	611,072
Northern Virginia Total	99,322	536,313	635,635
New York
NY2	18,121	116,387	134,508
Chicago
CH2(3)	—	175,000	175,000
Boston
BO1	—	59,884	59,884
Denver
DE1	15,630	—	15,630
Miami
MI1	—	13,154	13,154
Total Facilities(5)	220,336	1,295,860	1,516,196

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

(4)

The Reston Campus Expansion project is estimated to deliver 611,000 NRSF of incremental data center capacity (of which 74,759 NRSF is under construction) across multiple phases with new buildings and as existing light-industrial / flex office leases expire and customers vacate. Based on our design plan and entitlement application, we believe we may be able to build an additional 286,000 NRSF for a total of 897,000 NRSF of incremental data center capacity. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market. The table assumes the minimum expected zoning entitlement.

(5)

In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets.  We evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development, which requires significant capital expenditures. We also intend to continue to implement the “hub‑and‑spoke strategy” that we have deployed in our four largest markets, namely Los Angeles, New York, the San Francisco Bay area and Northern Virginia. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our “hub‑and‑spoke strategy,” we typically rely on third‑party providers of network connectivity to establish highly reliable network connectivity within and between facilities. We expect to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary entitlements. The land is located close enough to our existing CH1 facility and network node to be connected via diverse, high-count, dark fiber to create campus interconnectivity.

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

Our Portfolio

As of December 31, 2017, and including the two-acre CH2 land parcel acquired on January 29, 2018, our property portfolio included 20 operating data center facilities, office and light‑industrial space and multiple potential development projects that collectively comprise over 4.1 million NRSF, of which over 2.2 million NRSF is existing data center space. The approximately 1.5 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of December 31, 2017, including the two-acre CH2 land parcel acquired on January 29, 2018:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,133	85,932	84.6%	—	—%	85,932	84.6%	—	85,932
SV2	8,114	76,676	94.0	—	—	76,676	94.0	—	76,676
Santa Clara campus	66,564	538,615	98.9	76,885	54.4	615,500	93.4	175,000	790,500
San Francisco Bay Total	80,811	701,223	96.6	76,885	54.4	778,108	92.5	175,000	953,108
Los Angeles
One Wilshire campus
LA1*	29,923	139,053	96.1	—	—	139,053	96.1	10,352	149,405
LA2	37,680	264,512	96.1	43,345	66.0	307,857	91.8	117,033	424,890
LA3	—	—	—	—	—	—	—	180,000	180,000
Los Angeles Total	67,603	403,565	96.1	43,345	66.0	446,910	93.2	307,385	754,295
Northern Virginia
VA1	29,232	198,632	90.5	3,087	—	201,719	89.1	—	201,719
VA2	17,817	139,033	97.8	49,414	63.4	188,447	88.7	—	188,447
DC1*	3,295	22,137	79.5	—	—	22,137	79.5	—	22,137
DC2*	—	—	—	—	—	—	—	24,563	24,563
Reston Campus Expansion(6)	1,136	48,928	100.0	—	—	48,928	100.0	611,072	660,000
Northern Virginia Total	51,480	408,730	93.5	52,501	59.6	461,231	89.7	635,635	1,096,866
New York
NY1*	6,068	48,404	83.2	—	—	48,404	83.2	—	48,404
NY2	13,150	101,742	86.9	—	—	101,742	86.9	134,508	236,250
New York Total	19,218	150,146	85.7	—	—	150,146	85.7	134,508	284,654
Chicago
CH1	19,191	178,407	92.5	—	—	178,407	92.5	—	178,407
CH2	—	—	—	—	—	—	—	175,000	175,000
Chicago Total	19,191	178,407	92.5	—	—	178,407	92.5	175,000	353,407
Boston
BO1	18,514	180,057	97.1	13,735	—	193,792	90.3	59,884	253,676
Denver
DE1*	2,587	9,813	100.0	4,341	53.6	14,154	85.8	15,630	29,784
DE2*	460	5,140	96.6	—	—	5,140	96.6	—	5,140
Denver Total	3,047	14,953	98.8	4,341	53.6	19,294	88.7	15,630	34,924
Miami
MI1	1,501	30,176	66.2	—	—	30,176	66.2	13,154	43,330
Total Data Center Facilities	$261,365	2,067,257	94.4%	190,807	54.6%	2,258,064	91.0%	1,516,196	3,774,260

Office and Light-Industrial(7)	8,125	354,721	80.1	—	—	354,721	80.1	—	354,721
Reston Office and Light-Industrial(6)	2,101	150,375	100.0	—	—	150,375	100.0	(150,375)	—

Total Portfolio	$271,591	2,572,353	92.7%	190,807	54.6%	2,763,160	90.1%	1,365,821	4,128,981

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre‑stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build‑out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 12).

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2017, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $277.8 million as of December 31, 2017, which includes $6.2 million in operating expense reimbursements under modified gross and triple‑net leases.

(5)

Includes customer leases that have commenced and are occupied as of December 31, 2017. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of December 31, 2017. The percent occupied for stabilized data center space would have been 95.2%, rather than 94.4%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre‑stabilized space and office and light‑industrial space, would have been 91.1%, rather than 90.1%, if all leases signed in current and prior periods had commenced.

(6)	Included within our Reston Campus Expansion held for development space is 150,375 NRSF that is currently operating as office and light-industrial space.
(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light‑industrial uses.

“Same‑Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2015, excluding space for which development was completed and became available to be leased after December 31, 2015. We track Same‑Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the December 31, 2017, Same‑Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2016, and 2015, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,863	85,932	84.6%	234,238	80.9%	320,170	81.9%
SV2	8,114	76,676	94.0	—	—	76,676	94.0
Santa Clara campus	30,651	252,009	97.7	712	95.0	252,721	97.7
San Francisco Bay Total	50,628	414,617	94.3	234,950	81.0	649,567	89.5
Los Angeles
One Wilshire campus
LA1*	30,100	139,053	96.1	4,373	79.4	143,426	95.6
LA2	30,072	259,786	96.0	7,029	75.8	266,815	95.4
Los Angeles Total	60,172	398,839	96.0	11,402	77.2	410,241	95.5
Northern Virginia
VA1	30,353	198,633	90.5	61,050	91.2	259,683	90.7
VA2	10,226	92,173	100.0	—	—	92,173	100.0
DC1*	3,295	22,137	79.5	—	—	22,137	79.5
Northern Virginia Total	43,874	312,943	92.5	61,050	91.2	373,993	92.3
New York
NY1*	6,081	48,404	83.2	209	100.0	48,613	83.3
NY2	13,580	101,742	86.9	20,735	45.8	122,477	79.9
New York Total	19,661	150,146	85.7	20,944	46.3	171,090	80.9
Chicago
CH1	19,285	178,407	92.5	4,946	76.0	183,353	92.1
Boston
BO1	16,328	166,026	97.8	19,495	76.6	185,521	95.5
Denver
DE1*	1,460	5,878	100.0	—	—	5,878	100.0
DE2*	460	5,140	96.6	—	—	5,140	96.6
Denver Total	1,920	11,018	98.4	—	—	11,018	98.4
Miami
MI1	1,525	30,176	66.2	1,934	55.7	32,110	65.5
Total Facilities at December 31, 2017(3)	$213,393	1,662,172	93.3%	354,721	80.1%	2,016,893	91.0%

Total Facilities at December 31, 2016	$206,038		92.3%		76.2%		89.5%

Total Facilities at December 31, 2015	$191,088		89.8%		72.6%		86.8%

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
(3)

The percent occupied for data center space, office and light‑industrial space, and total space would have been 94.3%, 80.6% and 91.9%, respectively, if all leases signed in the current and prior periods had commenced.

Same‑Store annualized rent increased to $213.4 million at December 31, 2017, compared to $206.0 million at December 31, 2016. The increase of $7.4 million is due primarily to the increase of $4.6 million, $2.8 million, $2.5 million, and $0.8 million in Same-Store annualized rent at our New York, Northern Virginia (including Washington D.C.), Los Angeles, and Chicago markets, respectively. The increase was partially offset by the expiration of $4.1 million in annualized rent associated with a previously restructured lease agreement at our Santa Clara campus.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the year ended December 31, 2017 (in thousands):

Year Ended
December 31, 2017
Data center expansion	$144,410
Non-recurring investments	11,664
Tenant improvements	6,764
Recurring capital expenditures	23,725
Total capital expenditures	$186,563

During the year ended December 31, 2017, we incurred approximately $186.6 million of capital expenditures, of which approximately $144.4 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the year ended December 31, 2017, we completed development of one computer room at LA2, two computer rooms at DE1, one computer room at BO1, and two computer rooms at VA1. As of December 31, 2017, we have ongoing development projects at LA2, VA3, DE1, DC2, and NY2 scheduled to complete at various times during the year ending December 31, 2018. The following table sets forth capital expenditures spent on data center NRSF placed into service during the year ended December 31, 2017, or under construction as of December 31, 2017:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
LA2	$56,090	4,726	87,263
Reston Expansion	30,691	—	74,759
SV8(1)	13,337	—	—
BO1	8,264	13,735	—
DE1	7,249	8,276	15,630
DC2	4,405	—	24,563
Other	24,374	3,087	18,121
Total	$144,410	29,824	220,336

(1)

On August 29, 2017, we acquired a two-acre land parcel adjacent to our existing Santa Clara campus with a total real estate value of $12.2 million. We plan to build a 175,000 NRSF turn-key data center on the acquired land parcel, which we refer to as SV8, upon the receipt of necessary entitlements.

During the year ended December 31, 2017, we incurred approximately $11.7 million in non‑recurring investments, of which $7.4 million is a result of internal IT software development and the remaining $4.3 million is a result of other non‑recurring investments, such as remodel or upgrade projects.

During the year ended December 31, 2017, we incurred approximately $6.8 million in tenant improvements, of which $6.2 million relates to tenant specific power installations and the remaining $0.6 million relates to numerous small tenant improvement projects at various properties.

During the year ended December 31, 2017, we incurred approximately $23.7 million of recurring capital expenditures within our portfolio, of which $11.9 million relates to the replacement and upgrade of an existing chiller system at our LA2 facility and the remaining $11.8 million is for other required equipment upgrades that have a future economic benefit.

Customer Diversification

The following table sets forth information regarding the ten largest customers in our portfolio based on total portfolio annualized rent as of December 31, 2017:

								Weighted
								Average
					Percentage		Percentage	Remaining
			Number	Total	of Total	Annualized	of Total	Lease
			of	Occupied	Operating	Rent	Annualized	Term in
	CoreSite Vertical	Customer Industry	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Cloud	Public Cloud	5	86,892	3.2%	$17,438	6.4%	99
2	Cloud	Public Cloud	11	293,085	10.6	16,295	6.0	55
3	Enterprise	Travel / Hospitality	3	103,959	3.8	15,257	5.6	25
4	Cloud	Private Cloud	2	115,811	4.2	10,903	4.0	62
5	Enterprise	SI & MSP	3	63,671	2.3	8,622	3.2	20
6	Enterprise	SI & MSP	3	16,421	0.6	5,951	2.2	11
7	Enterprise	SI & MSP	2	23,311	0.8	5,714	2.1	23
8	Network	Global Carrier	6	28,002	1.0	5,023	1.8	16
9	Cloud	Software as a Service	1	30,618	1.1	4,466	1.7	10
10	Enterprise	Digital Content	4	33,327	1.2	4,192	1.6	23
	Total/Weighted Average			795,097	28.8%	$93,861	34.6%	46

(1)

Total occupied NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2017. We calculate occupancy based on factors in addition to contractually occupied square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total occupied square feet divided by the total operating NRSF in the portfolio as of December 31, 2017.
(3)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2017, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2017.
(5)	Weighted average based on percentage of total annualized rent expiring calculated as of December 31, 2017.

Lease Expirations

The following summary table sets forth a schedule of the expirations for leases in place as of December 31, 2017, plus unoccupied space, for each of the five full calendar years beginning January 1, 2018, at the properties in our portfolio (excluding space held for development or under construction). The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total	Annualized	of Total	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Rent	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	($000)(2)	Rent	NRSF	($000)(3)	Expiration(4)
Unoccupied data center	—	202,904	7.3%	$—	—%	$—	$—	$—
Unoccupied office and light-industrial	—	70,528	2.6	—	—	—	—	—
2018	1,195	577,011	20.9	91,674	33.7	159	92,249	160
2019	544	417,762	15.1	53,387	19.6	128	55,911	134
2020	241	280,363	10.1	43,741	16.1	156	46,275	165
2021	63	96,088	3.5	11,082	4.1	115	15,796	164
2022	65	159,249	5.8	17,247	6.4	108	19,523	123
2023-Thereafter	29	524,687	19.0	44,234	16.3	84	56,040	107
Office and light-industrial (5)	122	434,568	15.7	10,226	3.8	24	10,799	25
Portfolio Total / Weighted Average	2,259	2,763,160	100.0%	$271,591	100.0%	$109	$296,593	$119

(1)

Includes leases that upon expiration will automatically be renewed, primarily on a year‑to‑year basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2017, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursements.

(3)

Represents the final monthly contractual rent under existing customer leases as of December 31, 2017, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes operating expense reimbursement, power revenue and interconnection revenue. Leases expiring during 2018 include annualized rent of $16.8 million associated with lease terms currently on a month-to-month basis.

(4)

Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(5)	The occupied office and light-industrial leases are scheduled to expire as follows:

	NRSF of	Annualized
	Expiring	Rent
Year	Leases	($000)
2018	62,149	$1,439
2019	48,729	1,145
2020	73,255	1,388
2021	30,671	935
2022	68,971	1,177
2023-Thereafter	150,793	4,142
Total OLI	434,568	$10,226

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for development or under construction) under lease as of December 31, 2017:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of Total
	of	of All	NRSF of	Operating	Rent	Annualized
NRSF Under Lease(1)	Leases(2)	Leases	Leases	NRSF	($000)(3)	Rent
Unoccupied data center	—	—%	202,904	7.3%	$—	—%
Unoccupied office and light-industrial	—	—	70,528	2.6	—	—
Data center NRSF:
5,000 or less	2,057	91.0	747,916	27.1	126,616	46.6
5,001 - 10,000	36	1.6	243,635	8.8	36,419	13.4
10,001 - 25,000	22	1.0	350,400	12.7	44,302	16.3
Greater than 25,000	5	0.2	227,953	8.2	37,139	13.7
Powered shell	17	0.8	485,256	17.6	16,889	6.2
Office and light-industrial	122	5.4	434,568	15.7	10,226	3.8
Portfolio Total	2,259	100.0%	2,763,160	100.0%	$271,591	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light‑industrial leases.
(2)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(3)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2017, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

Competition

We compete with numerous developers, owners and operators of technology‑related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including AT&T Inc., CyrusOne, Inc., Cyxtera Technologies, Inc., Digital Realty Trust, Inc., Equinix, Inc., Flexential, Internap Network Services Corporation, Quality Technology Services, RagingWire Data Centers, a NTT Communications company, SABEY Corporation, Switch, Inc., and Zayo Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre‑existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more data centers more broadly distributed geographically, access to less expensive power, and more robust interconnected hubs in certain geographic markets, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.

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

Employees

As of December 31, 2017, we had 465 full‑time and part‑time employees, of which 247 employees are salaried with the remainder paid on an hourly basis. None of our employees is a member of a labor union and we believe that our relations with employees are good.

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

Our portfolio of properties consists of data centers geographically concentrated in the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Chicago, Boston, Denver and Miami. These markets comprised 30.9%, 25.9%, 19.7%, 7.3%, 7.3%, 7.1%,  1.2%, and 0.6%, respectively, of our annualized data center rent as of December 31, 2017. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

We may be vulnerable to physical and electronic security breaches and cyber‑attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information and the personal information of our customers and employees and cause interruptions or malfunctions in our or our customers’ operations. We expend significant financial resources to protect against such threats and may be required to further expend financial resources to alleviate problems caused by physical, electronic, and cyber security breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

Our properties depend upon the demand for technology‑related real estate.

Our portfolio of properties consists primarily of technology‑related real estate and data center facilities in particular. A decrease in the demand for data center space, Internet gateway facilities or other technology‑related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified customer base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space and infrastructure we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. The development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, existing initiatives relating to the formation of Internet exchange alternatives could have a negative effect on the demand for and pricing of the subset of our interconnection revenue relating to Internet exchanges.

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

One of our corporate objectives is to increase the volume of higher margin interconnection services and value‑add power services, as well as to increase rental rates and obtain attractive customers, by developing highly evolved ecosystems comprised of cross‑connected customers within each market. We have attained varying levels of success in developing these customer ecosystems across our markets. While we believe that we are able to attract network and cloud deployments and to grow the customer ecosystem to some degree in all markets, it may be difficult in some markets to develop ecosystems on the scale of our most highly evolved interconnected ecosystems due to the presence of incumbent interconnection and network‑dense data centers in those markets. Our ability to establish highly interconnected data centers in certain markets may be further negatively impacted by industry consolidation. If we are unable to establish highly evolved customer ecosystems within a particular market, we may have difficulty attracting or retaining customer deployments requiring such ecosystems, and increasing the volume of higher margin interconnection services and value‑add power services within that market to levels that are comparable to our most highly evolved interconnected ecosystems, which may have a material adverse effect on our financial condition and results of operations.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost‑effectively or at all.

The markets for the data centers that we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and changing customer demands. Our ability to deliver technologically sophisticated power and cooling is a significant factor in our customers’ decisions to lease space in our data centers. Our data center infrastructure may become obsolete due to the development of new systems that deliver power to, or eliminate heat from, the servers and other customer equipment that we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new technology that requires levels of power and cooling that our facilities are not designed to provide. Our power and cooling systems are also sophisticated, expensive and time consuming to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems would have a material adverse effect on our business. In addition, evolving customer demand could require services or infrastructure improvements that we do not provide or that would be difficult or expensive for us to provide in our current data centers, and we may be unable to adequately adapt our properties or acquire new properties that can compete successfully. We risk losing customers to our competitors if we are unable to adapt within this rapidly evolving marketplace.

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

Our business depends on providing customers with highly reliable service. We may fail to provide such service as a result of numerous factors, including:

•	human error;
•	power loss;
•	equipment failure;
•	exposure to temperature, humidity, smoke and other environmental hazards;
•	improper building maintenance by our landlords in the buildings that we lease;
•	physical, electronic or cyber security breaches;
•	fire, earthquake, hurricane, flood and other natural disasters;
•	water damage;
•	war, terrorism and any related conflicts or similar events worldwide; and
•	sabotage and vandalism.

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

In addition, our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. While we attempt to limit exposure to power shortages by using backup generators and batteries, power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. In the past, a limited number of our customers have experienced temporary losses of power and/or cooling. Pursuant to the terms of some of our customer leases, continuous or chronic power or cooling outages may give certain of our customers the right to terminate their leases or cause us to incur financial obligations in connection with a power or cooling loss. In addition, any loss of services or equipment damage could reduce the confidence of our customers in our services, thereby impairing our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our operating results, and harm our reputation.

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

We have begun to procure electricity from renewable energy sources. The costs of procuring such electricity may exceed the costs of procuring electricity from existing sources, such as existing utilities or electric service provided through conventional grids. Efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources.

Because we depend on the development and growth of a balanced customer base, including key customers, failure to attract, grow and retain this base of customers could harm our business and operating results.

Our ability to maximize operating revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud and IT service providers and network providers. We consider certain of these customers to be key in that they attract and assist in retaining other customers. The more balanced the customer base within each data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall operating revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including the presence of multiple network carriers and cloud operators, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the data center’s operating reliability and security and our ability to effectively market and sell our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our data centers it may be disruptive to our business. Finally, an uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision‑making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

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

General economic conditions and the cost and availability of capital may be adversely affected in some or all of the markets in which we own properties and conduct our operations. Instability in the U.S., Asian, European and other international financial markets and economies may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our customers’ financial condition and results of operations.

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

During the year ended December 31, 2017, the closing sale price of our common stock on the New York Stock Exchange (“NYSE”) has ranged from $80.61 to $119.54 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications and real estate stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;
•	new issuances of equity, debt or convertible debt by us;
•	changes to our capital allocation or business strategies;
•	developments in our relationships with our customers;
•	announcements by our customers or competitors;
•	changes in regulatory policy or interpretation (including changes in federal, state, and local tax policies);
•	governmental investigations;
•	litigation;
•	changes in the ratings of our debt or stock by rating agencies or securities analysts;
•	changes in market interest rates or other general market and economic conditions, including inflationary concerns;
•	changes in our distribution rate as a percentage of stock price relative to market interest rates;
•	our purchase or development of real estate and/or additional data centers;
•	overall market demand for data center space and services;
•	changes in prices for utilities, connectivity and other services we provide;
•	personnel changes;
•	changes in customers’ budgets for information technology services;
•	our acquisitions of complementary businesses or dispositions of properties; or

•	the operational performance of our data centers.

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

As of December 31, 2017, we had total principal indebtedness of approximately $944.5 million and the ability to borrow up to an additional $175.6 million under our revolving credit facility, subject to satisfying certain financial and covenant tests. While there are limits in our revolving credit facility and senior unsecured term loans on the amount of debt that we may incur, and additional limits on our indebtedness which may be imposed by future agreements or by a policy adopted by our board of directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

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

The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other things, our and our subsidiaries’ ability to:

•	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;
•	incur additional debt, including use of our existing capacity under our revolving credit facility;
•	make certain investments or acquisitions;
•	create liens on our or our subsidiaries’ assets;
•	sell assets;
•	make capital expenditures;
•	pay dividends on or repurchase our capital stock;
•	enter into transactions with affiliates;
•	issue or sell stock of our subsidiaries; and
•	change the nature of our business.

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

Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2017, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.9 million per year. If the United States Federal Reserve increases short‑term interest rates, this would have a significant upward impact on shorter‑term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

Any interest rate hedging transactions involve costs and may limit our gains or result in material losses.

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

As of December 31, 2017, we are a party to a five‑year interest rate swap agreement that effectively fixes the interest rate on $50 million of outstanding debt at approximately 2.98% per annum through January 31, 2019, and a five‑year interest rate swap agreement that effectively fixes the interest rate on $75 million of outstanding debt at approximately 2.93% per annum through May 5, 2020.

Our growth depends on the successful development of our properties and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition.

As of December 31, 2017, we had the ability to expand our operating data center square footage by approximately 1,516,000 NRSF, or 67%, as set forth in our development table in Item 1. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to the acquisition of real property, financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to or in close proximity to our existing data centers, we may be limited by the size and location of suitable properties.

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

We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to acquire attractive properties on favorable terms and successfully develop and operate them involves significant risks including, but not limited to:

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

Our data center properties are not suitable for use other than as data centers, which could make it difficult to sell or reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.

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

We continue to make significant investments in our back office information technology systems. Any difficulties or disruptions to these efforts may interrupt our normal operations, resulting in an adverse effect to our business, results of operations, financial condition or cash flows.

Over the past several years, we have made significant investments to overhaul our back office information technology systems and expect such investments to continue for the foreseeable future for ongoing improvements to the customer experience. Difficulties with our systems may adversely affect our business, results of operations, financial condition or cash flows. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may recognize additional impairment charges if we decide that portions of these information technology system projects will not ultimately benefit the Company or are de‑scoped. During the year ended December 31, 2015, we recognized $0.3 million of impairment charges, respectively, as a result of internal‑use software previously under development that was discontinued and will no longer be placed into service. During the years ended December 31, 2017, and 2016, we did not recognize any impairment charges on internal-use software.

We are continuing to invest in our expansion efforts, but we may not have sufficient customer demand in the future to realize expected returns on these investments.

As part of our growth strategy, we intend to commit substantial operational and financial resources to develop new data centers and expand existing ones. However, we typically do not require pre‑leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to lease the new data center space when completed. Once development of a data center is complete, we incur a certain amount of operating expenses even if there are no customers occupying the space. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.

We face significant competition and may be unable to lease vacant space, renew existing leases or release space as leases expire, which may have a material adverse effect on our business and results of operations.

We compete with numerous developers, owners and operators of technology‑related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre‑existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including cost and availability of power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2017, data center leases representing 33.7%, 19.6% and 16.1% of our total portfolio annualized rent will expire during 2018, 2019, and 2020, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re‑lease data center space for which leases are scheduled to expire at or above current lease rates, our business and results of operations could be materially adversely affected.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our operating revenue. Our top ten customers accounted for an aggregate of approximately 34.6% of our total portfolio annualized rent as of December 31, 2017. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a significant customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

In addition, our largest customers may choose to develop new data centers or expand existing data centers of their own. In the event that any of our key customers were to do so, it could result in a loss of business to us or increase pricing pressure on us. If we lose a customer, there is no guarantee that we would be able to replace that customer at a comparative rental rate or at all.

Some of our largest customers may also compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations. For instance, one customer could determine that it is not in that customer’s interest to house mission‑critical servers or other telecommunications or information technology equipment in a facility operated by the same company that relies on a key competitor for a significant part of its operating annual revenue. Our loss of a large customer for this or any other reason could have a material adverse effect on our results of operations.

The bankruptcy or insolvency of a major customer may adversely affect the income produced by our properties.

If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2017, we had no material customers in bankruptcy. Our revenues and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their lease or renew on terms less favorable to us than their current terms.

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

We do not own the buildings for six of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

		Current Lease
Property	NRSF	Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,613	Apr. 2023	2 × 5 years	FMR(1)
LA1	153,778	July 2022	3 × 5 years	103% of previous monthly base rent
DC1	22,137	May 2021	2 × 5 years	Greater of 103% of previous monthly base rent or 95% of FMR(1)
DC2	24,563	July 2028	3 × 5 years	106% of previous monthly base rent for the renewal and 103% of previous monthly base rent thereafter
DE1	5,878	Oct. 2019	4 × 5 years	102.5% of previous monthly base rent
DE1	23,906	Dec. 2026	4 × 5 years	102.5% of previous monthly base rent
DE2	5,140	Dec. 2024	N/A

(1)	FMR represents “fair market rent” as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.

When the primary terms of our leases expire, we generally have the right to extend the terms of our leases as indicated above. For two of these leases, the rent will be determined based on the fair market value of rental rates for the property and the then prevailing rental rates may be higher than rental rates under the applicable lease. To maintain the operating profitability associated with our present cost structure, we must increase operating revenues within existing data centers to offset any potential increase in lease payments at the end of the original and renewal terms. Failure to increase operating revenues to sufficiently offset these projected higher lease costs would adversely impact our operating income. Additionally, we may be unable to maintain good working relationships with the landlords of our leased properties, which would adversely affect our relationship with our customers and could result in the loss of current customers.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal control over financial reporting. We performed our evaluation as of December 31, 2017, and concluded internal control over financial reporting is operating effectively. Although we believe our internal control over financial reporting is operating effectively, in the course of our internal audit program we have identified certain areas for ongoing improvement and we are in the process of evaluating and designing enhanced business processes and internal controls to address such areas, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified audit reports in the future, especially as our business continues to grow and evolve and if we acquire other businesses.

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

From time to time, we are called upon to defend ourselves against lawsuits relating to our business including securities class action litigation. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We are currently involved in material legal proceedings. For a detailed discussion of our current material legal proceedings, see Item 3. Legal Proceedings in Part I of this Form 10-K. An unfavorable outcome in these proceedings or any future legal proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

The Funds and their affiliates own approximately 28.9% of our Operating Partnership as of December 31, 2017, and have the right to nominate one director for so long as they hold at least 10% of our outstanding common stock or common stock equivalents. Their interests may differ from or conflict with the interests of our stockholders.

As of December 31, 2017, the Funds or their affiliates had an aggregate beneficial common ownership interest in our Operating Partnership of approximately 28.9% which, if exchanged for our common stock, would represent approximately 28.7% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to nominate one of the eight directors to our Board of Directors for so long as the Funds hold at least 10% of our outstanding common stock or common stock equivalents. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our Company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•

Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock.  In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code on REITs, our charter generally prohibits any person or entity (other than a person who or entity that has been granted an exception as described below) from actually or constructively owning more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common stock, or more than 9.8% (by value) of our capital stock. The value and number of the outstanding shares of common stock, and the value of the outstanding shares of capital stock shall be determined by the Board of Directors in good faith, which shall be conclusive for all purposes. We refer to these restrictions as the ownership limits. Our charter permits our Board of Directors to make, and our Board of Directors has made, certain exceptions to these ownership limits, where our Board of Directors has determined that such exceptions would not cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our capital stock in excess of the ownership limits without the consent of our Board of Directors will result in the automatic transfer of the shares (and all dividends thereon) to a charitable trust. These ownership limitations may prevent a third party from acquiring control of us if our Board of Directors does not grant an exemption from the ownership limitations, even if our stockholders believe the change in control is in their best interests.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, either by us or by holders of Operating Partnership units upon exchange of such Operating Partnership units for our common stock, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. The Funds, as holders of the Operating Partnership units issued in the formation transactions, have the right to require us to register with the SEC the resale of the common stock issuable, if we so elect, upon redemption of these Operating Partnership units. In addition, we registered shares of common stock that we have reserved for issuance under our Long Term Incentive Plan, and they generally can be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders, including the Funds, cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital. During the year ended December 31, 2017, 15,011 common Operating Partnership units held by third parties were redeemed for shares of our common stock. Refer to Item 8—Note 11 Noncontrolling Interests—Operating Partnership in “Financial Statements and Supplementary Data” included in this Annual Report.

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

•	we could be subject to increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

For taxable years beginning on or after January 1, 2018, the maximum tax rate applicable to “qualified dividends” paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8%

Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the same reduced tax rate. Rather, as provided for in the Tax Cuts and Jobs Act signed into law December 22, 2017, REIT dividends will be subject to tax at rates applicable to ordinary income reduced by 20%, resulting in rates as high as 33.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non‑REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our stockholders, Operating Partnership unit holders and/or us. We cannot predict how changes in the tax laws might affect our investors and/or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties agreed upon class-wide settlement terms, subject to court approval. On November 28, 2017, the Superior Court granted final approval of the parties’ settlement, which resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California. The settlement also resolves a related class action lawsuit filed on July 22, 2016, alleging similar claims. As part of the settlement, we agreed to pay $600,000, which amount was paid on December 12, 2017.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “COR”. As of February 7, 2018, we had five holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

Distributions and Dividends

	Price Range		Dividends
	High	Low	Declared
2017:
Fourth Quarter	$119.59	$107.62	$0.98
Third Quarter	120.85	99.56	0.90
Second Quarter	113.55	88.85	0.90
First Quarter	90.81	78.78	0.80
2016:
Fourth Quarter	$80.45	$64.81	$0.80
Third Quarter	91.91	73.59	0.53
Second Quarter	88.74	69.04	0.53
First Quarter	71.10	54.23	0.53

In order to comply with the REIT requirements of the Code, we generally are required to make annual distributions to our shareholders of at least 90% of our net taxable income. Our common stock distribution policy is to distribute as dividends, at a minimum, a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and any subsequent increases and/or anticipated increases are correlated to increases in our growth of cash flow.

We have made distributions in the form of dividends in every quarter since the completion of our initial public offering (“IPO”). While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year. Dividends declared in the past two fiscal years are noted in the chart above.

Performance Graph

The following line graph sets forth, for the period from December 31, 2012, through December 31, 2017, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2012, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
December 31, 2012	$100	$100	$100
December 31, 2013	$116	$130	$99
December 31, 2014	$141	$144	$124
December 31, 2015	$205	$143	$122
December 31, 2016	$287	$157	$127
December 31, 2017	$412	$187	$128

Sales of Unregistered Equity Securities

None.

Repurchases of Equity Securities

Preferred Stock

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2017	—		$—	—	$—
November 1 - November 30, 2017	—		—	—	—
December 1 - December 31, 2017	4,600,000	(1)	25.292014	—	—
Total	4,600,000		$25.292014	—	$—

(1)

On October 16, 2017, we announced our intent to redeem all 4,600,000 outstanding shares of our 7.25% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”).  On December 12, 2017, all of the outstanding shares of the Series A Preferred Stock were redeemed for $25.00 per share, plus all accrued and unpaid dividends in an amount equal to $0.292014 per share, for a total payment of $25.292014 per share.

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

	Year Ended December 31,
(in thousands except share and per share data)	2017	2016	2015	2014	2013
Statement of Operations Data
Operating revenues	$481,821	$400,352	$333,292	$272,420	$234,833
Operating expenses	357,009	305,735	269,208	228,233	200,163
Operating income	124,812	94,617	64,084	44,187	34,670
Gain on land disposal	—	—	36	1,208	—
Interest expense	(24,147)	(12,577)	(7,098)	(5,305)	(2,657)
Net income	100,491	81,921	56,859	40,052	31,612
Net income attributable to noncontrolling interests	25,636	23,212	22,153	17,287	12,771
Net income attributable to CoreSite Realty Corporation	74,855	58,709	34,706	22,765	18,841
Preferred stock dividends	(7,924)	(8,338)	(8,338)	(8,338)	(8,338)
Original issuance costs associated with redeemed preferred stock	(4,326)	—	—	—	—
Net income attributable to common shares	$62,605	$50,371	$26,368	$14,427	$10,503
Earnings Per Share
Net income per share attributable to common shares
Basic	$1.85	$1.56	$1.05	$0.68	$0.50
Diluted	1.84	1.54	1.03	0.66	0.49
Dividends declared per common share	3.58	2.39	1.79	1.47	1.16
Balance Sheet Data
Gross investments in real estate	$1,821,217	$1,643,576	$1,295,135	$1,146,548	$1,048,525
Total assets	1,532,659	1,451,303	1,162,543	1,074,604	1,016,346
Debt, net	939,570	690,450	391,007	317,679	232,352
Funds from Operations ("FFO")
Net income	$100,491	$81,921	$56,859	$40,052	$31,612
Real estate depreciation and amortization	123,848	103,136	87,287	73,955	62,040
Gain on land disposal	—	—	(36)	(1,208)	—
FFO	224,339	185,057	144,110	112,799	93,652
Preferred stock dividends	(7,924)	(8,338)	(8,338)	(8,338)	(8,338)
Original issuance costs associated with redeemed preferred stock	(4,326)	—	—	—	—
FFO attributable to common shares and units	$212,089	$176,719	$135,772	$104,461	$85,314
FFO per common share and OP unit - diluted	$4.43	$3.71	$2.86	$2.22	$1.82

We consider funds from operations (“FFO”), a non‑generally accepted accounting principles (“GAAP”) measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write‑downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared and original issuance costs associated with redeemed preferred stock during the period.

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

We deliver secure, reliable, high‑performance data center and interconnection solutions to a growing customer ecosystem across eight key North American communication markets. More than 1,200 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose us to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

Factors that May Influence our Results of Operations

Market and economic conditions.  We are impacted by general business and economic conditions in the United States and globally. These conditions include short‑term and long‑term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macro‑economic conditions that affect the economy and the economic outlook of the United States, particularly in the industry and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.

Recent Accounting Pronouncements. We adopted the provisions of ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers and ASC Topic 842, Leases, effective January 1, 2018. For additional information with respect to the impacts of ASC Topic 606 and ASC Topic 842 on our financial condition and results of operations, refer to Item 8—Note 2—Summary of Significant Account Policies in “Financial Statements and Supplementary Data” included in this Annual Report.

Operating revenue.  The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of December 31, 2017, we had approximately 423,000 NRSF of unoccupied or under construction data center space of which approximately 55,000 NRSF is leased with a future commencement date. The loss of multiple significant customers could have a material adverse effect on our results of operations since our top ten customers account for 28.8% of our total operating NRSF and 34.6% of our total annualized rent. During the year ended December 31, 2017, we entered into new and expansion leases totaling approximately 180,000 NRSF. The following table summarizes our leasing activity during the year ended December 31, 2017:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)	NRSF(2)	Rates(3)		Growth(4)
New/expansion leases commenced	December 31, 2017	126	$8,219	52,221	$157
	September 30, 2017	122	8,855	21,617	410
	June 30, 2017	129	6,580	25,712	256
	March 31, 2017	118	9,121	37,352	244
	Total	495	$32,775	136,902	$239

New/expansion leases signed	December 31, 2017	128	$7,219	41,521	$174
	September 30, 2017	103	10,099	40,842	247
	June 30, 2017	119	11,918	51,568	208	(5)
	March 31, 2017	128	9,701	46,484	209
	Total	478	$38,937	180,415	$209	(5)

Renewal leases signed	December 31, 2017	241	$11,156	78,577	$142		6.2%
	September 30, 2017	280	14,370	80,818	178		10.9
	June 30, 2017	172	12,934	83,097	156		6.5
	March 31, 2017	178	13,885	95,108	146		5.5
	Total	871	$52,345	337,600	$155		7.3%

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)

Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(3)	GAAP rental rates represent annual contractual rent per NRSF adjusted for straight‑line rents in accordance with GAAP.
(4)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.
(5)	GAAP annualized rent includes contractual payments related to reserved dedicated expansion space, however, such amount is excluded in calculating GAAP annualized rent per leased NRSF rate.

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

Scheduled Lease Expirations.  Our ability to re‑lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations.We have 1,195 and 544 data center leases representing approximately 20.9% and 15.1% of the NRSF in our operating data center portfolio which are scheduled to expire during the years ending December 31, 2018, and December 2019, respectively. These leases represent current annualized rent of $91.7 million and $53.4 million with annualized rental rates of $159 per NRSF and $128 per NRSF expiring during the years ending December 31, 2018, and 2019, respectively. Our past performance may not be indicative of future results, and there can be no assurance that leases will be renewed or that our properties will be re‑leased at all or at rental rates equal to or above the current average rental rates. Further, re‑leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of a particular property and whether a property, or space within a property, has been developed.

Acquisitions, Development and Financing.  Our ability to grow rental and operating revenue depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2017, and including the CH2 land purchased on January 29, 2018, we had approximately 1,516,000 NRSF of space available for future data center development and space currently under development, or approximately 37% of the total space in our portfolio. We may encounter development delays, excess development costs, or delays in leasing developed space to customers. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through our revolving credit facility and other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities if needed and when market conditions permit. We will require additional capital to finance future development activities, which may not be available or may not be available on terms acceptable to us.

Conditions in Significant Markets.  Positive or negative changes in conditions including supply and demand, rental rates, utility costs, and general economic conditions in any of our markets could impact our overall performance. The following table provides a geographic overview of our property portfolio as a percentage of total data center annualized rent as of December 31, 2017:

Percentage of Total Data
Metropolitan Market	Center Annualized Rent
San Francisco Bay	30.9%
Los Angeles	25.9
Northern Virginia	19.7
New York	7.3
Chicago	7.3
Boston	7.1
Denver	1.2
Miami	0.6
Total	100.0%

Results of Operations

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2017, and 2016. A summary of our operating results for the years ended December 31, 2017, and 2016, is as follows (in thousands).

	Year Ended December 31,
	2017	2016	$ Change	% Change
Operating revenue	$481,821	$400,352	$81,469	20.3%
Operating expense	357,009	305,735	51,274	16.8
Operating income	124,812	94,617	30,195	31.9
Interest expense	24,147	12,577	11,570	92.0
Net income	100,491	81,921	18,570	22.7

Operating Revenues

Operating revenues during the years ended December 31, 2017, and 2016, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Data center revenue:
Rental revenue	$264,134	$218,060	$46,074	21.1%
Power revenue	134,909	111,541	23,368	21.0
Interconnection revenue	62,293	53,077	9,216	17.4
Tenant reimbursement and other	8,637	9,086	(449)	(4.9)
Total data center revenue	469,973	391,764	78,209	20.0
Office, light-industrial and other revenue	11,848	8,588	3,260	38.0
Total operating revenues	$481,821	$400,352	$81,469	20.3%

A majority of the increase in operating revenues was due to a $69.4 million increase in data center rental and power revenue during the year ended December 31, 2017, compared to the 2016 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 137,000 NRSF at an average rental rate of $239 per NRSF. The increase in operating revenues was also attributable to lease renewals of approximately 338,000 NRSF at a rent growth rate of 7.3% and assumed in-place leases of 199,000 NRSF in connection with the acquisition of the Reston Campus Expansion during the year ended December 31, 2016. This increase was partially offset by the move-out of customer leases totaling approximately 55,000 NRSF at an average rental rate of $170 per NRSF during the year ended December 31, 2017, and the expiration of $4.1 million of annualized rent associated with a previously restructured lease agreement at our Santa Clara campus.

In addition, interconnection revenue increased $9.2 million, or 17.4%, during the year ended December 31, 2017, compared to the 2016 period, primarily as a result of an 11.3% increase in the volume of cross connects from new and existing customers during the year ended December 31, 2017, and revenue increases resulting from customers migrating to our higher priced fiber cross connect product.

Operating Expenses

Operating expenses during the years ended December 31, 2017, and 2016, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Property operating and maintenance	$132,820	$107,212	$25,608	23.9%
Real estate taxes and insurance	14,913	14,250	663	4.7
Depreciation and amortization	129,251	108,652	20,599	19.0
Sales and marketing	18,176	17,495	681	3.9
General and administrative	37,548	35,369	2,179	6.2
Rent	24,125	22,631	1,494	6.6
Transaction costs	176	126	50	39.7
Total operating expenses	$357,009	$305,735	$51,274	16.8%

Property operating and maintenance expense increased $25.6 million, or 23.9%, primarily as a result of an increase in power expense due to increased customer consumption related to the commencement of new and expansion leases during the year ended December 31, 2017, which resulted in a 5.7% increase in occupied data center NRSF. In addition, payroll and benefits expense also increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

Real estate taxes and insurance increased $0.7 million during the year ended December 31, 2017, compared to the 2016 period, primarily as a result of increased tax assessments and decreased capitalized real estate taxes resulting from the completion of SV7 in the fourth quarter of 2016. We also recognized higher real estate tax expense related to our Reston Campus Expansion during the year ended December 31, 2017, which we did not own during the full year ended December 31, 2016.

Depreciation and amortization expense increased $20.6 million during the year ended December 31, 2017, as a result of an increase in depreciation expense from approximately 227,000 NRSF of new data center capital projects placed into service, with a cost basis of approximately $233.1 million in the fourth quarter of 2016 as well as approximately 30,000 NRSF of new data center capital projects placed into service, with a cost basis of approximately $22.3 million during the year ended December 31, 2017.

Sales and marketing expenses increased by $0.7 million during the year ended December 31, 2017, primarily due to an increase in headcount and additional marketing expenses.

General and administrative expenses increased by $2.2 million during the year ended December 31, 2017, primarily due to an increase in software license fees.

Rent expense increased $1.5 million, or 6.6%, due to term extensions related to certain spaces within our LA1 lease, resulting in additional straight-line rent expense recognized during the year ended December 31, 2017, compared to the 2016 period.

Interest Expense

Interest expense increased $11.6 million during the year ended December 31, 2017, compared to the 2016 period, primarily as a result of the increase in overall debt outstanding, increased interest rates, and a reduction in capitalized interest resulting from the completion of SV7 in the fourth quarter of 2016. The total principal debt outstanding was $944.5 million and $694.0 million as of December 31, 2017, and 2016, respectively. Our daily weighted average interest rate increased from 2.66% during the year ended December 31, 2016, to 3.17% during the year ended

December 31, 2017. A summary of interest expense for the years ended December 31, 2017, and 2016, is as follows (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Interest expense and fees	$25,753	$15,365	$10,388	67.6%
Amortization of deferred financing costs	1,676	1,333	343	25.7
Capitalized interest	(3,282)	(4,121)	839	(20.4)
Total interest expense	$24,147	$12,577	$11,570	92.0%
Percent capitalized	12.0%	24.7%

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2016, and 2015. A summary of our operating results for the years ended December 31, 2016, and 2015, is as follows (in thousands).

	Year Ended December 31,
	2016	2015	$ Change	% Change
Operating revenue	$400,352	$333,292	$67,060	20.1%
Operating expense	305,735	269,208	36,527	13.6
Operating income	94,617	64,084	30,533	47.6
Interest expense	12,577	7,098	5,479	77.2
Net income	81,921	56,859	25,062	44.1

Operating Revenues

Operating revenues during the years ended December 31, 2016, and 2015, were as follows (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Data center revenue:
Rental revenue	$218,060	$183,300	$34,760	19.0%
Power revenue	111,541	89,495	22,046	24.6
Interconnection revenue	53,077	44,234	8,843	20.0
Tenant reimbursement and other	9,086	8,295	791	9.5
Total data center revenue	391,764	325,324	66,440	20.4
Office, light-industrial and other revenue	8,588	7,968	620	7.8
Total operating revenues	$400,352	$333,292	$67,060	20.1%

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

Rent expense increased $1.6 million, or 7.4%, due to term extensions related to certain spaces within our LA1 lease, resulting in additional straight-line rent expense recognized during the year ended December 31, 2016, compared to the 2015 period.

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

	Year Ended December 31,
	2016	2015	$ Change	% Change
Interest expense and fees	$15,365	$9,550	$5,815	60.9%
Amortization of deferred financing costs	1,333	1,246	87	7.0
Capitalized interest	(4,121)	(3,698)	(423)	(11.4)
Total interest expense	$12,577	$7,098	$5,479	77.2%
Percent capitalized	24.7%	34.3%

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

Operating Activities

Net cash provided by operating activities was $209.4 million for the year ended December 31, 2017, compared to $170.5 million for the year ended December 31, 2016. This increase of $38.8 million, or 23%,  was primarily due to the commencement of new and expansion leases of approximately 137,000 NRSF at an average rental rate of $239 per NRSF, lease renewals of approximately 338,000 NRSF at a rent growth rate of 7.3%, partially offset by a decrease in prepaid rent from our customers.

Investing Activities

Net cash used in investing activities decreased by $190.2 million, or 52%, to $174.0 million for the year ended December 31, 2017, compared to $364.2 million for the year ended December 31, 2016. This decrease was due primarily to higher construction spend on our SV6 and SV7 properties at our Santa Clara campus and the $65.0 million acquisition of the Reston Campus Expansion during the year ended December 31, 2016, compared to construction spend on active development projects and the acquisition of the SV8 property during the year ended December 31, 2017.

Financing Activities

Net cash used in financing activities was $34.6 million during the year ended December 31, 2017, compared to net cash provided by financing activities of $191.3 million during the year ended December 31, 2016.

During the year ended December 31, 2017, we received cash proceeds from the 2022 Term Loan, as defined below, and 2024 Notes, as defined below, of $275.0 million and paid down the revolving credit facility by a net amount of $24.5 million.

During the year ended December 31, 2016, we received cash proceeds from the 2021 senior unsecured term loan and 2023 senior unsecured notes, of $250.0 million and drew on the revolving credit facility by a net amount of $51.8 million.

We paid $172.5 million in dividends and distributions on our common stock and Operating Partnership units during the year ended December 31, 2017, compared to $108.8 million during the year ended December 31, 2016, as a result of an increase in the annual dividend to $3.40 per share or unit paid during the year ended December 31, 2017, from an annual dividend of $2.12 per share and unit paid during the year ended December 31, 2016. We also paid $115.0 million to redeem all of the outstanding 4,600,000 shares of our 7.25% Series A Cumulative Redeemable Preferred Stock during the year ended December 31, 2017.

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

Our short‑term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common and preferred stockholders and holders of our common Operating Partnership units during the next twelve months. On December 12, 2017, we redeemed all of the outstanding 4,600,000 shares of our outstanding 7.25% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock was redeemed for $25.00 per share, plus all accrued and unpaid dividends in an amount equal to $0.292014 per share, for a total payment of $25.292014 per share, paid with cash proceeds from our revolving credit facility.

As of December 31, 2017, we had $5.2 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $250 million to $300 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the remaining estimated capital required to fund our current expansion projects under construction as of December 31, 2017, shown in the table below, as well as the commencement of the first phases of development at SV8 and LA3, and the purchase of the two-acre CH2 land parcel on January 29, 2018.

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Per	Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	NRSF	Leased
TKD(1)
LA2(2)	Los Angeles	Q1 2018	47,338	$43,647	$45,200	$955	78.6%
LA2	Los Angeles	Q1 2018	39,925	6,232	15,000	376	-
VA3 Phase 1A	Northern Virginia	Q1/Q2 2018	24,922	16,523	22,300	895	-
DC2	Northern Virginia	Q3 2018	24,563	4,405	17,400	708	-
DE1	Denver	Q3 2018	15,630	127	7,500	480	-
NY2	New York	Q3 2018	18,121	169	6,000	331	-
VA3 Phase 1B(2)	Northern Virginia	Q4 2018	49,837	27,445	100,200	2,011	-
Total TKD			220,336	$98,548	$213,600		16.9%

Deferred Expansion Capital			—	11,669	16,000

Total			220,336	$110,217	$229,600

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

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash on hand, cash provided by operations and we expect to add incremental debt financing in 2018 to increase liquidity and continue to term out some of the debt drawn on our credit facility. Timing, pricing, and the type of debt is dependent on market conditions and we have targeted a total issuance amount of approximately $225 million - $300 million.

On February 2, 2016, our Operating Partnership and certain subsidiary co-borrowers entered into a first amendment to the third amended and restated credit agreement ( the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. The total amount available for borrowing under our revolving credit facility is equal to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of December 31, 2017, there was $169.5 million of borrowings outstanding and $4.9 million outstanding under letters of credit. Therefore, $175.6 million remained available for us to borrow under our revolving credit facility. Our Credit Agreement contains an accordion feature which allows our Operating Partnership to increase the total commitment by $200.0 million under specified circumstances, including securing capital from new or existing lenders. Our indebtedness maturity schedule is summarized below.

On April 19, 2017, our Operating Partnership and certain subsidiaries amended and restated our $100 million senior unsecured term loan entered into in January 2014 to (i) exercise the accordion feature to increase the total commitments to $200 million and (ii) extend the maturity of the facility from January 31, 2019, to April 19, 2022 (the “2022 Term Loan”). Additionally, on April 20, 2017, our Operating Partnership issued an aggregate principal amount of $175 million, 3.91% senior unsecured notes due April 20, 2024 (the “2024 Notes”) in a private placement to certain accredited investors. The proceeds from these two transactions were used to pay down the revolving credit facility and increase our short-term liquidity. Refer to Item 8. Financial Statements — Note 8 — Debt for additional information.

Our long‑term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, the SV8, LA3, and CH2 developments, Deferred Expansion Capital, additional phases of our current projects under construction, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common stockholders and holders of our common Operating Partnership units, scheduled debt maturities, and other capital expenditures. We expect to meet our long‑term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long‑term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

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

Indebtedness

A summary of outstanding indebtedness as of December 31, 2017, and 2016, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2017	2016
Revolving credit facility	3.11% and 2.32% at December 31, 2017, and December 31, 2016, respectively	June 24, 2019	$169,500	$194,000
2020 Senior unsecured term loan	3.00% and 2.60% at December 31, 2017, and December 31, 2016, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.06% and 2.27% at December 31, 2017, and December 31, 2016, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.04% and 3.23% at December 31, 2017, and December 31, 2016, respectively	April 19, 2022	200,000	100,000
2023 Senior unsecured notes	4.19% at December 31, 2017, and December 31, 2016, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at December 31, 2017	April 20, 2024	175,000	—
Total principal outstanding			944,500	694,000
Unamortized deferred financing costs			(4,930)	(3,550)
Total debt			$939,570	$690,450

As of December 31, 2017, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of December 31, 2017, and 2016, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 8—Note 8—Debt in “Financial Statements and Supplementary Data” included in this Annual Report.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$21,264	$22,491	$22,928	$22,676	$15,550	$11,874	$116,783
Revolving credit facility(1)	5,279	172,051	—	—	—	—	177,330
Senior unsecured term loans (2)	13,640	13,684	161,366	106,402	201,856	—	496,947
Senior unsecured notes (3)	13,128	13,128	13,128	13,128	13,128	336,814	402,451
Construction contracts (4)	113,030	—	—	—	—	—	113,030
Other (5)	6,996	9,142	6,262	6,267	6,271	68,727	103,665
Total	$173,336	$230,496	$203,683	$148,473	$236,804	$417,415	$1,410,207

(1)

Includes $169.5 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of June 24, 2019. The revolving credit facility is subject to variable rates. We estimated interest payments on the revolving credit facility based on the interest rate as of December 31, 2017.

(2)

Includes $150 million, $100 million, and $200 million outstanding and estimated annual interest payments through the respective maturity dates for the 2020, 2021, and 2022 senior unsecured loans, respectively. We estimated interest payments based on our in place interest rate swap agreements and the variable interest rates as of December 31, 2017.

(3)

Includes $150.0 million outstanding and estimated annual interest payments, fixed at 4.19%, through the maturity date of June 15, 2023, and $175 million outstanding and estimated annual interest payments, fixed at 3.91%, through the maturity date of April 20, 2024.

(4)	Consists of obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.
(5)	Consists of obligations for power contracts and telecommunications leases.

Off‑Balance Sheet Arrangements

As of December 31, 2017, the Company did not have any off‑balance sheet arrangements.

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

Capitalization of Costs.  Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. We also capitalize a portion of internal sales employees’ compensation and payroll‑related fringe benefits that directly relate to time spent executing successful lease agreements. During the years ended December 31, 2017, 2016, and 2015, we capitalized $9.7 million, $10.6, million, and $11.9 million, respectively, of internal sales commissions, salaries, and payroll‑related fringe benefits.

Upon adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, a narrower definition of initial direct costs that can be capitalized will be applied. The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees related to the execution of successful lease agreements will not meet the definition of initial direct costs under the new standard and will be accounted for as a sales and marketing expense in the consolidated statements of operations upon adoption of ASC Topic 842. On a prospective basis, we estimate that the sales and marketing expense in our consolidated statement of operations will increase by approximately $1.4 million for the year ending December 31, 2018, as a result of the narrower definition of initial direct costs.

Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs (including interest), real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred. Indirect costs capitalized for the years ended December 31, 2017, 2016, and 2015, are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest	$3,282	$4,121	$3,698
Real estate taxes and insurance	708	1,614	1,166
Employee salaries and benefits	3,618	3,336	1,458
Capitalized indirect development costs	$7,608	$9,071	$6,322

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

Revenue Recognition.  Our customer arrangements contain lease and nonlease elements. Consideration called for by the arrangement is separated at the inception of the arrangement into the lease and nonlease elements based on the relative fair value of each element. For the lease elements, rental revenue is recognized on a straight‑line basis over the customer’s lease term.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent receivable within our consolidated balance sheets.

Nonlease elements include power and interconnection services. Power revenue is recognized each month as power services are delivered to and utilized by our customers. Power services may include non‑recurring customer set‑up charges and installation fees that are initially deferred and recognized over the expected performance period. Interconnection services are contracted on a month-to-month basis and revenue is recognized each month as these services are delivered to and utilized by our customers.

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

As of December 31, 2017, we had $619.5 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of December 31, 2017, we have two interest rate swap agreements in place to fix the interest rate on $125.0 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $494.5 million of variable rate debt outstanding as of December 31, 2017.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $494.5 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $4.9 million per year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of CoreSite Realty Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CoreSite Realty Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, and the financial statement schedule, Schedule III  - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control  - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Denver, Colorado
February 9, 2018

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                            CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Investments in real estate:
Land	$97,258	$100,258
Buildings and improvements	1,561,056	1,472,580
	1,658,314	1,572,838
Less: Accumulated depreciation and amortization	(473,141)	(369,303)
Net investment in operating properties	1,185,173	1,203,535
Construction in progress	162,903	70,738
Net investments in real estate	1,348,076	1,274,273
Cash and cash equivalents	5,247	4,429
Accounts and other receivables, net of allowance for doubtful accounts of $1,094 and $209 as of December 31, 2017, and December 31, 2016, respectively	28,875	25,125
Lease intangibles, net of accumulated amortization of $8,585 and $12,385 as of December 31, 2017, and December 31, 2016, respectively	6,314	9,913
Goodwill	40,646	41,191
Other assets, net	103,501	96,372
Total assets	$1,532,659	$1,451,303

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $4,930 and $3,550 as of December 31, 2017, and December 31, 2016, respectively	$939,570	$690,450
Accounts payable and accrued expenses	77,170	72,519
Accrued dividends and distributions	48,976	41,849
Deferred rent payable	9,928	7,694
Acquired below-market lease contracts, net of accumulated amortization of $5,608 and $5,439 as of December 31, 2017, and December 31, 2016, respectively	3,504	4,292
Unearned revenue, prepaid rent and other liabilities	34,867	37,413
Total liabilities	1,114,015	854,217
Stockholders' equity:
Series A Cumulative Preferred Stock 7.25%, $115,000 liquidation preference ($25.00 per share, $0.01 par value), 20,000,000 shares authorized and zero and 4,600,000 shares issued and outstanding as of December 31, 2017, and December 31, 2016, respectively	—	115,000
Common Stock, par value $0.01, 100,000,000 shares authorized and 34,240,815 and 33,896,771 shares issued and outstanding at December 31, 2017, and December 31, 2016, respectively	338	334
Additional paid-in capital	457,495	438,531
Accumulated other comprehensive income (loss)	753	(101)
Distributions in excess of net income	(177,566)	(118,038)
Total stockholders' equity	281,020	435,726
Noncontrolling interests	137,624	161,360
Total equity	418,644	597,086
Total liabilities and equity	$1,532,659	$1,451,303

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating revenues:
Data center revenue:
Rental revenue	$264,134	$218,060	$183,300
Power revenue	134,909	111,541	89,495
Interconnection revenue	62,293	53,077	44,234
Tenant reimbursement and other	8,637	9,086	8,295
Office, light-industrial and other revenue	11,848	8,588	7,968
Total operating revenues	481,821	400,352	333,292
Operating expenses:
Property operating and maintenance	132,820	107,212	89,805
Real estate taxes and insurance	14,913	14,250	12,144
Depreciation and amortization	129,251	108,652	95,702
Sales and marketing	18,176	17,495	15,930
General and administrative	37,548	35,369	34,179
Rent	24,125	22,631	21,075
Impairment of internal-use software	—	—	322
Transaction costs	176	126	51
Total operating expenses	357,009	305,735	269,208
Operating income	124,812	94,617	64,084
Gain on real estate disposal	—	—	36
Interest expense	(24,147)	(12,577)	(7,098)
Income before income taxes	100,665	82,040	57,022
Income tax expense	(174)	(119)	(163)
Net income	$100,491	$81,921	$56,859
Net income attributable to noncontrolling interests	25,636	23,212	22,153
Net income attributable to CoreSite Realty Corporation	$74,855	$58,709	$34,706
Preferred stock dividends	(7,924)	(8,338)	(8,338)
Original issuance costs associated with redeemed preferred stock	(4,326)	—	—
Net income attributable to common shares	$62,605	$50,371	$26,368
Net income per share attributable to common shares:
Basic	$1.85	$1.56	$1.05
Diluted	$1.84	$1.54	$1.03
Weighted average common shares outstanding
Basic	33,792,759	32,289,414	25,218,500
Diluted	34,058,949	32,732,059	25,706,568

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$100,491	$81,921	$56,859
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	580	(1,112)	(2,426)
Reclassification of other comprehensive income to interest expense	623	1,740	1,930
Comprehensive income	101,694	82,549	56,363
Comprehensive income attributable to noncontrolling interests	25,985	23,242	21,724
Comprehensive income attributable to CoreSite Realty Corporation	$75,709	$59,307	$34,639

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Stock	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2015	$115,000	21,757,366	$212	$275,038	$(125)	$(67,538)	$322,587	$335,754	$658,341
Redemption of noncontrolling interests	—	8,500,000	85	110,396	(301)	—	110,180	(110,180)	—
Issuance of stock awards, net of forfeitures	—	207,937	—	—	—	—	—	—	—
Exercise of stock options, net of settlements	—	185,400	3	(2,866)	—	—	(2,863)	—	(2,863)
Share-based compensation	—	—	1	7,632	—	—	7,633	—	7,633
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(47,721)	(47,721)	(37,110)	(84,831)
Net income	—	—	—	—	—	34,706	34,706	22,153	56,859
Other comprehensive loss	—	—	—	—	(67)	—	(67)	(429)	(496)
Balance at December 31, 2015	$115,000	30,650,703	$301	$390,200	$(493)	$(88,891)	$416,117	$210,188	$626,305
Redemption of noncontrolling interests	—	3,007,000	30	37,550	(206)	—	37,374	(37,374)	—
Issuance of stock awards, net of forfeitures	—	164,408	—	—	—	—	—	—	—
Exercise of stock options	—	74,660	1	1,289	—	—	1,290	—	1,290
Share-based compensation	—	—	2	9,492	—	—	9,494	—	9,494
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(79,518)	(79,518)	(34,696)	(114,214)
Net income	—	—	—	—	—	58,709	58,709	23,212	81,921
Other comprehensive income	—	—	—	—	598	—	598	30	628
Balance at December 31, 2016	$115,000	33,896,771	$334	$438,531	$(101)	$(118,038)	$435,726	$161,360	$597,086
Redemption of noncontrolling interests	—	15,011	—	167	—	—	167	(167)	—
Redemption of preferred stock	(115,000)	—	—	4,326	—	(4,326)	(115,000)	—	(115,000)
Issuance of stock awards, net of forfeitures	—	131,272	—	—	—	—	—	—	—
Exercise of stock options	—	197,761	2	4,818	—	—	4,820	—	4,820
Share-based compensation	—	—	2	9,653	—	—	9,655	—	9,655
Dividends declared on preferred stock	—	—	—	—	—	(7,924)	(7,924)	—	(7,924)
Dividends and distributions	—	—	—	—	—	(122,133)	(122,133)	(49,554)	(171,687)
Net income	—	—	—	—	—	74,855	74,855	25,636	100,491
Other comprehensive income	—	—	—	—	854	—	854	349	1,203
Balance at December 31, 2017	$—	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100,491	$81,921	$56,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,251	108,652	95,702
Amortization of above/below market leases	(598)	(541)	(520)
Amortization of deferred financing costs	1,676	1,333	1,246
Gain on real estate disposal	—	—	(36)
Share-based compensation	8,946	8,892	7,114
Bad debt expense	1,338	398	201
Changes in operating assets and liabilities:
Accounts receivable	(5,087)	(13,199)	(2,146)
Deferred rent receivable	(3,645)	(7,083)	(7,799)
Deferred leasing costs	(13,315)	(14,395)	(17,555)
Other assets	(10,924)	(8,819)	(5,535)
Accounts payable and accrued expenses	1,224	4,910	6,532
Unearned revenue, prepaid rent and other liabilities	(2,235)	8,696	9,561
Deferred rent payable	2,234	(240)	(1,051)
Net cash provided by operating activities	209,356	170,525	142,573
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(7,850)	(5,878)	(7,736)
Real estate improvements	(153,956)	(293,359)	(122,196)
Acquisition of SV8 land	(12,158)	—	—
Acquisition of Reston Campus Expansion	—	(64,965)	—
Proceeds from real estate disposal	—	—	2,399
Net cash used in investing activities	(173,964)	(364,202)	(127,533)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,820	1,290	1,393
Proceeds from revolving credit facility	274,000	299,500	87,000
Payments on revolving credit facility	(298,500)	(247,750)	(163,250)
Proceeds from unsecured debt	275,000	250,000	150,000
Payments of loan fees and costs	(2,410)	(2,981)	(2,315)
Payments to net settle equity awards	—	—	(4,256)
Redemption of preferred stock	(115,000)	—	—
Dividends and distributions	(172,484)	(108,807)	(87,420)
Net cash provided by (used in) financing activities	(34,574)	191,252	(18,848)
Net change in cash and cash equivalents	818	(2,425)	(3,808)
Cash and cash equivalents, beginning of year	4,429	6,854	10,662
Cash and cash equivalents, end of year	$5,247	$4,429	$6,854
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$22,252	$11,528	$6,219
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$32,228	$28,805	$37,033
Accrual of dividends and distributions	$48,976	$41,849	$28,104

See accompanying notes to consolidated financial statements.

 CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the state of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of December 31, 2017, the Company owns a 71.0% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others own a 29.0% interest in our Operating Partnership. See additional discussion in Note 11, Noncontrolling Interests – Operating Partnership.

Information with respect to square footage and acres of land is unaudited.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition. The standard establishes a five-step model framework which recognizes revenue as an entity transfers control of goods or services to the customer and requires enhanced disclosures. This standard does not apply to leases, which will be accounted for under ASC Topic 842, Leases. The revenue standard is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. As ASC Topic 606 does not impact lessor accounting, this standard will not significantly impact our accounting for rental revenue. In addition, there is not a significant impact to our accounting for nonlease components, including power, interconnection, and tenant reimbursement and other revenue. We adopted ASC Topic 606 on January 1, 2018, and will use the cumulative effect transition method.

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amends the guidance in former ASC Topic 840, Leases. We are party to leases as both a lessor and lessee. The main principle of ASC 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases on the consolidated balance sheet. Lessor accounting remains mainly consistent with current guidance, with the majority of changes allowing for better alignment with the new lessee model and ASC Topic 606. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach. We adopted ASC Topic 842 effective January 1, 2018, which would result in a transition date of January 1, 2016. The FASB has issued a Proposed Accounting Standards Update, Leases – Targeted Improvements, which proposes updates to the lease standard and would allow us to apply the new lease standard as of our January 1, 2018, adoption date and remove the requirement for us to restate our prior period financial statements upon adoption. If the proposed accounting standards update is issued in final form, we will apply the transition relief under the new lease standard as of January 1, 2018.

We are currently evaluating other impacts of the FASB’s proposed updates to the lease standard, specifically the proposed practical expedient which allows lessors not to separate nonlease components from the related lease components if both the timing and pattern of revenue recognition are the same for the nonlease component(s) and related lease component and the combined single lease component would be classified as an operating lease.

As a lessee the classification of our leases will not change, but we will be required to recognize a lease liability and corresponding right-of-use asset on our consolidated balance sheets for all of our operating leases. We have elected the package of practical expedients which allows us to not reassess (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term. Using the fixed noncancellable term of all existing data center leases, excluding renewal options, our initial lease liability and right-of-use asset will each be approximately $100 million on our consolidated balance sheet as of January 1, 2018.

In accordance with ASC Topic 842, lessor accounting for our leases remains largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees related to the execution of successful lease agreements will not meet the definition of initial direct costs under the new standard and will be accounted for as a sales and marketing expense or general and administrative expense in the consolidated statements of operations upon adoption of ASC Topic 842. For the year ended December 31, 2017, we had $1.2 million and $0.1 million of capitalized salaries and benefits and external legal fees, respectively, which would not have been capitalized if ASC Topic 842 had been in effect. On a prospective basis, we estimate that the sales and marketing expense in our consolidated statement of operations will increase by approximately $1.4 million and general and administrative expense will increase by approximately $0.1 million for the year ending December 31, 2018, as a result of the narrower definition of initial direct costs.

In August 2016, the FASB issued guidance codified in ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard will be effective for the fiscal year beginning January 1, 2018, and subsequent interim periods. We do not expect the provisions of ASU 2016-15 to have a material impact on our consolidated financial statements.

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

In August 2017, the FASB issued guidance codified in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 simplifies hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We do not expect the provisions of ASU 2017-12 to have a material impact on our consolidated financial statements.

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

Reclassifications

Certain immaterial amounts included in the consolidated financial statements for 2016 and 2015 have been reclassified to conform to the 2017 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $3.3 million, $4.1 million and $3.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Depreciation and amortization are calculated using the straight‑line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $108.1 million, $89.2 million and $76.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the years ended December 31, 2017, 2016, or 2015.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2017, and 2016, we had approximately $40.6 million and $41.2 million of goodwill, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the years ended December 31, 2017, 2016, or 2015. During the year ended December 31, 2017, goodwill was reduced by $0.5 million due to the receipt of cash from an escrow account associated with an entity acquired at the time of the Company’s initial public offering (“IPO”).

Cash and Cash Equivalents

Cash and cash equivalents include all non‑restricted cash held in financial institutions and other non‑restricted highly liquid short‑term investments with original maturities at acquisition of three months or less.

Deferred Costs

Deferred leasing costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These commissions and other direct and incremental costs incurred to obtain new customer leases are capitalized and amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized deferred costs related to the lease are written off to amortization expense. Deferred leasing costs are included within other assets in the consolidated balance sheets and consisted of the following, net of amortization, as of December 31, 2017, and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Internal sales commissions	$17,402	$18,748
Third party commissions	11,802	13,643
External legal counsel	775	730
Total	$29,979	$33,121

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

Recoverability of Long‑Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the years ended December 31, 2017, 2016, and 2015, no impairment of long-lived assets was recognized.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. For the years ended December 31, 2017, and 2016, no impairment was recognized related to impairment of internal use software. For the year ended December 31, 2015, we recorded $0.3 million related to impairment of internal use software.

Our SaaS arrangements are capitalized when we have a contractual right to take possession of the software at any point during the period without significant penalty and it is feasible to run the software on our own hardware or we are able to contract with an unrelated third party to run the software. Any arrangements that do not meet these criterion are accounted for as a service contract and the costs are expensed as the services are performed.

Revenue Recognition

Our customer arrangements contain lease and nonlease elements. Consideration called for by the arrangement is separated at the inception of the arrangement into the lease and nonlease elements based on the relative fair value of each element. For the lease elements, rental revenue is recognized on a straight‑line basis over the customer’s lease term.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent receivable within our consolidated balance sheets.

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

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At December 31, 2017, and 2016, the allowance for doubtful accounts totaled $1.1 million and $0.2 million, respectively.

Share‑Based Compensation

We account for share-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is calculated based on the Black-Scholes option-pricing model. The fair value of restricted share-based and Operating Partnership unit compensation is based on the fair value of our common stock on the date of the grant. The fair value of performance share awards, which have a market condition, is based on a Monte Carlo simulation. The fair value for all share-based compensation is amortized on a straight-line basis over the vesting period. We have elected to account for forfeitures as they occur.

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At December 31, 2017, and 2016, the amount included in unearned revenue, prepaid rent and other liabilities on the consolidated balance sheets was approximately $1.5 million and $1.4 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2017, and 2016, the gross deferred income taxes were not material.

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

On August 29, 2017, we acquired a two-acre land parcel adjacent to our existing Santa Clara campus, with a total real estate cost of $12.2 million. In accordance with the purchase and sale agreement, the seller has committed to pay us $0.3 million over six months to assist them in vacating the property. We have accounted for the $0.3 million of cash receipts as ancillary operations which reduces the basis of the land parcel. We plan to build a turn-key data center on the acquired land parcel, which we refer to as SV8, upon the receipt of necessary entitlements.

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We expect to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary entitlements.

4. Acquired Intangible Assets and Liabilities

We did not add new intangible assets or liabilities during the year ended December 31, 2017. During the year ended December 31, 2016, through the acquisition of the Reston Campus Expansion, we added $7.5 million of new intangible assets and $0.4 million of new intangible liabilities with a weighted average life of 4.3 years and 5.7 years, respectively.

Above-market and below-market lease intangibles and other intangibles balances at December 31, 2017, and 2016, are as follows (in thousands):

	December 31,	December 31,
	2017	2016
Lease contracts above-market value	$714	$2,080
Accumulated amortization	(532)	(1,698)
Lease contracts above-market value, net	$182	$382

Lease contracts below-market value	$9,102	$9,731
Accumulated amortization	(5,608)	(5,439)
Lease contracts below-market value, net	$3,494	$4,292

Other identified intangible assets	$14,174	$20,218
Accumulated amortization	(8,053)	(10,687)
Other identified intangible assets, net	$6,121	$9,531

The net effect of amortization of acquired above‑market and below‑market leases resulted in an increase to rental revenue of $0.6 million, $0.5 million, and $0.5 million, for the years ended December 31, 2017, 2016, and 2015, respectively. The estimated amortization of acquired below‑market leases, net of acquired above‑market leases for each of the five succeeding fiscal years, which will be a net increase to rental revenue, is as follows (in thousands):

Year Ending December 31,
2018	$456
2019	236
2020	241
2021	234
2022	208
Thereafter	1,937
Total	$3,312

Amortization of all other identified intangible assets was $3.4 million, $2.0 million, and $2.0 million, for the years ended December 31, 2017, 2016, and 2015, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2018	$1,931
2019	1,481
2020	897
2021	856
2022	705
Thereafter	251
Total	$6,121

5. Investment in Real Estate

The following is a summary of the properties owned or leased by market at December 31, 2017 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$106,317	$28	$111,499
Chicago	5,493	101,798	10,470	117,761
Denver	—	19,193	187	19,380
Los Angeles	28,467	273,000	44,503	345,970
Miami	728	11,612	28	12,368
New York	2,388	132,413	41,195	175,996
Northern Virginia(1)	23,642	300,329	50,336	374,307
San Francisco Bay(2)	31,386	616,394	16,156	663,936
Total	$97,258	$1,561,056	$162,903	$1,821,217

(1)

On February 23, 2017, we executed a ten-year lease for 25,000 square feet at a new property, which we refer to as DC2, to further expand our data center presence in Washington D.C., within our Northern Virginia market. DC2 is under construction as of December 31, 2017.

(2)

On August 29, 2017, we acquired a two-acre land parcel adjacent to our existing Santa Clara campus, with a total real estate cost of $12.2 million. In accordance with the purchase and sale agreement, the seller has committed to pay us $0.3 million over six months to assist them in vacating the property. We will account for the $0.3 million of cash receipts as ancillary operations which will reduce the basis of the land parcel. We plan to build a turn-key data center on the acquired land parcel, which we refer to as SV8, upon the receipt of necessary entitlements.

6. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31, 2017, and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Deferred rent receivable	$40,038	$36,393
Deferred leasing costs	29,979	33,121
Internal-use software	17,477	14,440
Prepaid expenses	6,770	4,390
Corporate furniture, fixtures and equipment	6,408	5,356
Deferred financing costs - revolving credit facility	957	1,604
Other	1,872	1,068
Total	$103,501	$96,372

Deferred leasing costs are amortized as amortization expense on a straight‑line basis over the remaining lease terms of the underlying leases. The estimated amortization of deferred leasing costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2018	$13,845
2019	8,194
2020	3,900
2021	1,560
2022	1,019
Thereafter	1,461
Total	$29,979

7. Leases

As a lessor, the Company leases data center space and office and light-industrial space under noncancelable operating lease agreements. The future minimum lease payments to be received under noncancelable operating leases in effect at December 31, 2017, are as follows (in thousands):

Year Ending December 31,
2018	$237,706
2019	174,763
2020	120,834
2021	92,684
2022	68,259
Thereafter	161,525
Total	$855,771

As the lessee, the Company currently leases data center space under noncancelable operating lease agreements at NY1, LA1, DC1, DC2, DE1, and DE2, and its headquarters located in Denver, CO. The future minimum lease payments to be paid under noncancelable real estate leases in effect at December 31, 2017, are as follows (in thousands):

Year Ending December 31,
2018	$21,264
2019	22,491
2020	22,928
2021	22,676
2022	15,550
Thereafter	11,874
Total	$116,783

8. Debt

A summary of outstanding indebtedness as of December 31, 2017, and 2016, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2017	2016
Revolving credit facility	3.11% and 2.32% at December 31, 2017, and December 31, 2016, respectively	June 24, 2019	$169,500	$194,000
2020 Senior unsecured term loan(1)	3.00% and 2.60% at December 31, 2017, and December 31, 2016, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.06% and 2.27% at December 31, 2017, and December 31, 2016, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan(2)	3.04% and 3.23% at December 31, 2017, and December 31, 2016, respectively	April 19, 2022	200,000	100,000
2023 Senior unsecured notes	4.19% at December 31, 2017, and December 31, 2016, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at December 31, 2017	April 20, 2024	175,000	—
Total principal outstanding		`	944,500	694,000
Unamortized deferred financing costs			(4,930)	(3,550)
Total debt			$939,570	$690,450

(1)

Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of December 31, 2017, is 3.00%. See “Derivatives and Hedging Activities” in Note 9 below.

(2)

Our Operating Partnership has in place a swap agreement with respect to the 2022 Term Loan (as defined below) to swap the variable interest rate associated with $50 million, or 25% of the principal amount, of the 2022 Term Loan to a fixed rate of approximately 2.98% per annum at our current leverage ratio through January 31, 2019. The interest rate on the remaining $150 million of the 2022 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of December 31, 2017, is 3.04%. See “Derivatives and Hedging Activities” in Note 9 below.

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

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2017, our Operating Partnership’s leverage ratio was 26.7% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility, which is part of the Credit Agreement, is equal to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of December 31, 2017, the borrowing capacity was $350.0 million. As of December 31, 2017, $169.5 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit and therefore $175.6 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of December 31, 2017, was 26.7%.
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of December 31, 2017, was 0.0%.
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of December 31, 2017, was 6.5 to 1.0; and

•

a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of December 31, 2017, our unhedged variable rate debt ratio was 13.9%.

The Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, and the 2024 Notes and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2017, we were in compliance with all of the financial covenants under the Credit Agreement.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the "2020 Term Loan"). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2017, we were in compliance with all of the financial covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership' s leverage ratio. At December 31, 2017, the Operating Partnership's leverage ratio was 26.7% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2017, we were in compliance with all of the financial covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2017, our Operating Partnership’s leverage ratio was 26.7% and the interest rate was LIBOR plus 150 basis points.

2022 Senior Unsecured Term Loan

On January 31, 2014, our Operating Partnership and certain subsidiaries entered into a $100 million senior unsecured term loan (the “2019 Term Loan”). The 2019 Term Loan had a five-year term and contained an accordion feature, which allowed our Operating Partnership to increase the total commitments by $100 million, to $200 million under specified circumstances including securing capital from new or existing lenders.

On April 19, 2017, our Operating Partnership and certain subsidiaries amended and restated the 2019 Term Loan (as amended, the “2022 Term Loan”), to (i) exercise the accordion feature to increase the total commitments to $200 million, (ii) extend the maturity of the term loan from January 31, 2019, to April 19, 2022, (iii) amend the accordion feature to allow an increase in total commitments from $200 million to $300 million, under specified circumstances, including securing capital from new or existing lenders, and (iv) explicitly permit the issuance of the 2024 Notes defined below.

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2017, we were in compliance with all of the financial covenants under the 2022 Term Loan.

The borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 210 basis points, or (ii) a base rate plus 50 basis points to 110 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2017, our Operating Partnership’s leverage ratio was 26.7% and the interest rate was LIBOR plus 150 basis points.

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

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2024 Notes and the Credit Agreement. The 2023 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of December 31, 2017, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes and the Credit Agreement. The 2024 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of December 31, 2017, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes the amount of our outstanding debt as of December 31, 2017, based on when such debt currently becomes due (in thousands):

Year Ending December 31,
2018	$—
2019	169,500
2020	150,000
2021	100,000
2022	200,000
Thereafter	325,000
Total principal outstanding	944,500
Unamortized deferred financing costs	(4,930)
Total debt, net	$939,570

9. Derivatives and Hedging Activities

On April 21, 2017, we terminated $50 million of our previously existing $100 million five-year interest rate swap agreement that reduces our exposure to variability in cash flows relating to interest payments based on one-month LIBOR variable rate debt, resulting in a remaining $50 million interest rate swap effective through January 31, 2019, at approximately 2.98% per annum and 3.23% per annum for the years ending December 31, 2017, and 2016, respectively.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized gain or loss on derivative contracts were a gain of $0.6 million and losses of $1.1 million, and $2.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. The amounts reclassified from other comprehensive income or loss to interest expense on the consolidated statements of operations were $0.6 million, $1.7 million, and $1.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Any ineffective portion of the change in fair value of the derivatives is recognized directly in net income. During the years ended December 31, 2017, 2016, and 2015, we did not record any amount in net income related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning January 1, 2018, we estimate that $0.3 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had zero and $0.4 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our consolidated balance sheets as of December 31, 2017 and 2016, respectively. We also had $1.1 million and $0.3 million in derivative assets recognized in other assets in our consolidated balance sheet as of December 31, 2017, and 2016, respectively.

10. Stockholders’ Equity

At December 31, 2017, 120 million shares were authorized to be issued by the Company, of which 100 million shares represent common stock and 20 million represent preferred stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of stock to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class of series of shares to be issued.

Common Stock

At December 31, 2017, we had 34.2 million shares of common stock issued and outstanding. Since our IPO, we have issued common stock under our 2010 Equity Incentive Award Plan, in which certain of our employees and outside directors participate in stock‑based compensation plans that provide compensation in the form of common stock. Under the Equity Incentive Award Plan, we received proceeds (made payments) from the exercise of stock options, net of settlements, of $4.8 million, $1.3 million, and ($2.9) million for the years ended December 31, 2017, 2016, and 2015, respectively. Also, we issued shares of common stock as restricted stock award and performance stock award grants, net of forfeitures, and option exercises, net of settlements, in the amount of 329,033, 239,068 and 393,337 during the years ended December 31, 2017, 2016, and 2015, respectively. See Note 12, Equity Incentive Award Plan, for additional information on our 2010 Equity Incentive Award Plan.

During the year ended December 31, 2017, and 2016, 15,011 and 7,000 common Operating Partnership units held by other third parties were redeemed for shares of our common stock, respectively. During the year ended December 31, 2016, and 2015, 3,000,000 and 8,500,000 common Operating Partnership units held by the Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the offer and sale of 3,000,000 and 8,500,000 shares of our common stock, respectively. See Note 11, Noncontrolling Interests – Operating Partnership, for additional information.

Preferred Stock

On December 12, 2012, the Company issued an aggregate of 4,600,000 shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, for net proceeds of $110.6 million. Dividends were cumulative on the Series A Preferred Stock from the date of original issuance in the amount of $1.8125 per share each year, which was equivalent to 7.25% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock were payable quarterly in arrears.

On December 12, 2017, the Company redeemed an aggregate of 4,600,000 shares of its Series A Preferred Stock for $25.00 per share, plus all accrued and unpaid dividends in an amount equal to $0.292014 per share, for a total payment of $25.292014 per share, or $116.3 million in aggregate. The excess of the redemption price over the carrying value of the Series A Preferred Stock of approximately $4.3 million relates to the original issuance costs and was recorded as a reduction to net income attributable to common shares.

Dividends

In 2017, 2016, and 2015, we paid all our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends per share for the years then ended:

	Year Ended December 31,
Record Date	2017	2016	2015
Common Stock:
Ordinary income	$2.13	$2.36	$1.70
Qualified dividend	—	—	—
Capital gains	—	—	—
Return of capital	0.91	—	—
Total dividend (1)	$3.04	$2.36	$1.70

Preferred Stock:
Ordinary income	$1.36	$1.81	$1.81
Qualified dividend	—	—	—
Capital gains	—	—	—
Total dividend (2)	$1.36	$1.81	$1.81

(1)

A $0.98 per share or unit distribution was paid in January, all of which will apply to tax year 2018. Of the $2.36 taxable dividend in 2016, $0.80 was paid in January 2017, of which $0.44 will apply to tax year 2017. Of the $1.70 taxable dividend in 2015, $0.53 was paid in January 2016, of which $0.41 will apply to tax year 2016.

(2)

All outstanding shares and dividends of the 7.25% Series A Cumulative Redeemable Preferred Stock were redeemed at $25.292014 per share at December 12, 2017. Of the $1.81 taxable dividend in 2016, $0.45 was paid in January 2017. Of the $1.81 taxable dividend in 2015, $0.45 was paid in January 2016.

In order to comply with the real estate investment trust requirements of the Code, we are generally required to make common stock distributions (other than capital gain distributions) to our stockholders at least equal to (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net taxable income (after tax), if any, from foreclosure property, minus (ii) certain excess non‑cash income. Our common stock dividend policy is to distribute, at a minimum, a percentage of our cash flow to ensure we will meet the distribution requirements of the Code, while allowing us to retain cash to meet other needs, such as capital improvements and other investment activities. Any subsequent increases and/or anticipated increases are correlated to increases in our growth of cash flow.

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

Pursuant to the terms of our preferred stock, we were restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock had been paid and sufficient funds had been set aside for dividends that had been declared for the relevant dividend period with respect to the preferred stock. On December 12, 2017, we redeemed our preferred stock in its entirety.

Our federal tax return for the year ended December 31, 2017 has not been filed. The taxability information presented for our dividends paid in 2017 is based upon management’s estimates.

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

	December 31, 2017		December 31, 2016
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,826,264	71.0%	33,376,568	70.7%
Noncontrolling interests	13,836,336	29.0	13,851,347	29.3
Total	47,662,600	100.0%	47,227,915	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the year ended December 31, 2017, we issued 449,696 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of March 31, 2017, June 30, 2017, September 29, 2017, and December 29, 2017, received quarterly distributions of $0.80 per unit, $0.90 per unit, $0.90 per unit, and $0.98 per unit, respectively, payable in correlation with declared dividends on common stock.

During the years ended December 31, 2017, 2016, and 2015,  15,011, 3,007,000, and 8,500,000 common Operating Partnership units held by The Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the sale of 15,011, 3,007,000, and 8,500,000 shares of our common stock, respectively. These redemptions were recorded as $0.2 million, $37.4 million, and $110.2 million reductions to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the consolidated balance sheets for the years ended December 31, 2017, 2016, and 2015, respectively.

The redemption value of the noncontrolling interests at December 31, 2017, was $1.6 billion based on the closing price of the Company’s common stock of $113.90 on the last trading day prior to that date.

12. Equity Incentive Plan

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

As of December 31, 2017, 3,048,508 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

The following table sets forth stock option activity under the 2010 Plan for the years ended December 31, 2017, 2016, and 2015.

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	758,095	$20.94	6.7 years	$ 13.7 million
Granted	—	—
Exercised	(410,322)	20.15		$ 12.0 million
Forfeited	(7,281)	27.53
Expired	(282)	15.23
Options outstanding, December 31, 2015	340,210	$21.77	5.8 years	$ 11.9 million
Granted	—	—
Exercised	(74,660)	17.27		$ 3.8 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2016	265,550	$22.96	5.0 years	$ 15.0 million
Granted	—	—
Exercised	(197,761)	24.37		$ 13.3 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2017	67,789	$19.12	3.4 years	$ 6.4 million

Exercisable at December 31,
2015	234,943	$18.47	5.4 years	$ 9.0 million
2016	249,227	$22.29	4.9 years	$ 14.2 million
2017	67,789	$19.12	3.4 years	$ 6.4 million

The following table sets forth the number of shares subject to options that are unvested as of December 31, 2017, 2016, and 2015, and the fair value of these options at the grant date:

	Number of Shares Subject to Option	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2014	283,964	$7.75
Granted	—	—
Forfeited	(7,281)	8.48
Vested	(171,416)	6.86
Unvested balance, December 31, 2015	105,267	$9.13
Granted	—	—
Forfeited	—	—
Vested	(88,944)	8.97
Unvested balance, December 31, 2016	16,323	$9.99
Granted	—	—
Forfeited	—	—
Vested	(16,323)	9.99
Unvested balance, December 31, 2017	—	$—

As of December 31, 2017, all stock option awards are fully vested. As the Company has been a publicly traded company only since September 28, 2010, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. We utilize the simplified method of estimating the term for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the years ended 2017, 2016 or 2015.

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

The following table sets forth the number of unvested restricted stock awards and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted Stock Awards and Units	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2014	394,016	$29.10
Granted	187,644	47.41
Forfeited	(34,788)	36.06
Vested	(169,260)	26.96
Unvested balance, December 31, 2015	377,612	$38.51
Granted	182,628	66.69
Forfeited	(37,383)	53.87
Vested	(199,216)	36.57
Unvested balance, December 31, 2016	323,641	$53.84
Granted	139,788	85.79
Forfeited	(34,020)	64.00
Vested	(139,566)	44.31
Unvested balance, December 31, 2017	289,843	$70.71

As of December 31, 2017, total unearned compensation on restricted stock awards and RSUs was approximately $14.4 million, and the weighted-average vesting period was 2.4 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 25% and 175% of the target number of shares for PSAs granted in 2015, 2016, and 2017. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not meet the maximum relative TSR performance threshold versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed or otherwise in service of the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis to expense over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which are accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2014	—	85,851	57,233	$25.89
Granted	11,222	78,553	44,886	61.22
Performance adjustment (1)	9,981	(7,190)	(1,465)	—
Forfeited	(1,458)	(13,657)	(8,572)	43.38
Vested	(594)	(594)	(594)	25.89
Unvested balance, December 31, 2015	19,151	142,963	91,488	$42.78
Granted	11,796	82,572	47,184	84.78
Performance adjustment (1)	29,256	—	11,893	—
Forfeited	(13,474)	(55,916)	(34,695)	69.12
Vested	(1,894)	(1,894)	(1,894)	42.17
Unvested balance, December 31, 2016	44,835	167,725	113,976	$54.24
Granted	7,210	50,472	28,841	105.50
Performance adjustment (1)	62,841	—	23,725	—
Forfeited	(5,674)	(16,836)	(11,255)	79.09
Vested	(70,518)	(70,518)	(70,518)	25.89
Unvested balance, December 31, 2017	38,694	130,843	84,769	$84.63

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of December 31, 2017, total unearned compensation on PSAs was approximately $3.3 million, and the weighted-average vesting period was 1.8 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Expected term (in years)	2.81	2.83	2.83
Expected volatility	23.33%	25.29%	25.51%
Expected annual dividend(1)	—	—	—
Risk-free rate	1.60%	0.97%	1.02%

(1)	The fair value of the PSAs assumes reinvestment of dividends.

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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common shares	$62,605	$50,371	$26,368
Weighted-average common shares outstanding - basic	33,792,759	32,289,414	25,218,500
Effect of potentially dilutive common shares:
Stock options	88,399	192,464	302,264
Unvested awards	177,791	250,181	185,804
Weighted-average common shares outstanding - diluted	34,058,949	32,732,059	25,706,568
Net income per share attributable to common shares
Basic	$1.85	$1.56	$ 1.05
Diluted	$1.84	$1.54	$ 1.03

In the calculations above, we have excluded weighted-average potentially dilutive securities of 24,961, 29,618 and 117,048 for the years ended December 31, 2017, 2016, and 2015, respectively, as their effect would have been antidilutive.

14. Employee Benefit Plan

We have a tax qualified retirement 401(k) plan that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees are eligible to participate upon hire. Additionally, on the first of the month following after six months of employment, we provide a safe harbor contribution equal to 3% of the participant’s annual salary. The employee and employer contributions are limited to the maximum amount allowed by the Internal Revenue Service. Both employee and employer contributions vest immediately. For the years ended December 31, 2017, 2016, and 2015, our contributions were $1.1 million, $0.9 million, and $0.8 million, respectively.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $944.5 million and $694.0 million as of December 31, 2017 and 2016, respectively, with a fair value of $946.6 million and $673.0 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

16. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At December 31, 2017, we had open commitments related to construction contracts of approximately $113.0 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage. At December 31, 2017, we had open commitments related to these contracts of approximately $103.7 million, of which $7.0 million is scheduled to be met during the year ended December 31, 2018.

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

While it is not feasible to predict or determine the outcome of this legal proceeding, as of December 31, 2017, we estimate that the ultimate resolution of this matter and other disputes could result in a loss that is reasonably possible between zero and $2.5 million in the aggregate, of which $2.3 million has been accrued in accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2017.

On July 9, 2015, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against us, alleging various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. On March 15, 2016, we filed a responsive pleading generally denying the allegations. On July 27, 2016, the parties agreed upon class-wide settlement terms, subject to court approval. On November 28, 2017, the Superior Court granted final approval of the parties’ settlement, which resolves the matter on a class-wide basis, on behalf of all non-exempt employees in California. The settlement also resolves a related class action lawsuit filed on July 22, 2016, alleging similar claims. As part of the settlement, we agreed to pay $600,000, which was paid on December 12, 2017.

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2017, and 2016 (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue	$125,946	$123,068	$117,886	$114,921
Operating income	33,667	30,799	30,082	30,264
Net income	27,008	24,288	24,135	25,060
Net income attributable to common shares	14,912	15,758	15,643	16,292
Net income per share attributable to common shares - basic	$0.44	$0.47	$0.46	$0.49
Net income per share attributable to common shares - diluted	$0.44	$0.46	$0.46	$0.48

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue	$110,508	$101,274	$96,090	$92,480
Operating income	27,933	22,505	22,558	21,621
Net income	23,161	19,319	19,835	19,606
Net income attributable to common shares	14,895	12,180	12,035	11,261
Net income per share attributable to common shares - basic	$0.45	$0.36	$0.38	$0.37
Net income per share attributable to common shares - diluted	$0.44	$0.36	$0.37	$0.37

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2017

(in thousands)

					Gross Amount Carried at
		Initial Cost		Costs Capitalized	December 31, 2017			Accumulated	Year
			Building and	Subsequent to		Building and		Depreciation at	Acquired
Property Name	Location	Land	Improvements	Acquisition	Land	Improvements	Total	December 31, 2017	or Leased
BO1	Somerville, MA	$6,100	$26,748	$78,651	$5,154	$106,345	$111,499	$51,570	2007
CH1	Chicago, IL	5,493	49,522	62,746	5,493	112,268	117,761	36,057	2010
DC1	Washington, DC	—	4,797	4,491	—	9,288	9,288	5,861	2010
DC2	Washington, DC	—	—	4,405	—	4,405	4,405	—	2017
DE1	Denver, CO	—	37	17,676	—	17,713	17,713	2,637	2012
DE2	Denver, CO	—	4	1,663	—	1,667	1,667	711	2012
LA1	Los Angeles, CA	—	41,099	38,882	—	79,981	79,981	41,224	2010
LA2	Los Angeles, CA	28,467	94,114	143,408	28,467	237,522	265,989	54,603	2010
MI1	Miami, FL	728	9,325	2,315	728	11,640	12,368	3,388	2010
NY1	New York, NY	—	—	38,008	—	38,008	38,008	22,355	2007
NY2	Secaucus, NJ	4,952	18,408	114,628	2,388	135,600	137,988	21,677	2013
SV1	San Jose, CA	6,863	91,719	41,806	6,863	133,525	140,388	36,235	2010
SV2	Milpitas, CA	5,086	5,046	27,896	5,086	32,942	38,028	19,485	2006
SV3	Santa Clara, CA	4,162	3,482	48,729	3,972	52,401	56,373	34,793	2007
SV4	Santa Clara, CA	4,632	3,716	98,064	4,501	101,911	106,412	38,042	2007
SV5	Santa Clara, CA	2,572	—	23,577	2,544	23,605	26,149	2,545	2007
SV6	Santa Clara, CA	4,741	—	36,826	4,825	36,742	41,567	1,533	2007
SV7	Santa Clara, CA	3,793	—	237,889	3,595	238,087	241,682	16,114	2007
SV8	Santa Clara, CA	12,158	—	1,179	—	13,337	13,337	—	2017
VA1	Reston, VA	6,903	32,939	93,068	6,903	126,007	132,910	62,379	2007
VA2	Reston, VA	5,197	—	132,550	5,539	132,208	137,747	20,870	2007
Reston Campus Expansion	Reston, VA	14,200	43,949	31,808	11,200	78,757	89,957	1,062	2016
	Total	$116,047	$424,905	$1,280,265	$97,258	$1,723,959	$1,821,217	$473,141

None of our properties are encumbered.

The aggregate cost of the total properties for federal income tax purposes was approximately $1,706.1 million (unaudited) at December 31, 2017.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation (Continued)

December 31, 2017

(in thousands)

The following table reconciles the historical cost and accumulated depreciation of our properties for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Property
Balance, beginning of year	$1,643,576	$1,295,135	$1,146,548
Additions - property acquisitions	12,158	58,149	—
Additions - improvements	165,483	290,292	148,587
Balance, end of year	$1,821,217	$1,643,576	$1,295,135

Accumulated Depreciation
Balance, beginning of year	$369,303	$284,219	$215,978
Additions, net of disposals	103,838	85,084	68,241
Balance, end of year	$473,141	$369,303	$284,219

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15(d)‑15(f) under the Exchange Act) that occurred during the three months ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2017, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which begins on page 60 of this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2017, and is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30‑day period following our 2018 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2017, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report or incorporated by reference:
(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.
(2)

Schedule III—Real Estate and Accumulated Depreciation is included herein at page 89. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:
Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Articles Supplementary of CoreSite Realty Corporation—7.25% Series A Cumulative Redeemable Preferred Stock.(8)
3.3	Amended and Restated Bylaws of CoreSite Realty Corporation.(20)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(8)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(11)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non‑Employee Directors.(1)*
10.7	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.(1)*
10.8	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.9	Tax Protection Agreement among CoreSite Realty Corporation and the persons named therein, dated as of September 28, 2010.(3)
10.10	Contribution Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the persons named therein, dated as of September 28, 2010.(3)
10.11	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.12	First Amendment to Lease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(9)
10.13	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.14	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.15	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(8)
10.16	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(8).
10.17	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(9)
10.18

Fifth Amendment to Lease between GI TC One Wilshire, LLC (formerly known as Hines REIT One Wilshire LP) and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of May 29, 2015.(13)

10.19	Sixth Amendment to Lease between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C., effective as of May 31, 2016.(16)
10.20	Form of Restricted Stock Agreement.(3)*
10.21	Form of Restricted Unit Agreement.(1)*
10.22	Form of Management Rights Agreement.(1)*
10.23	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.24	Employment Agreement between CoreSite L.L.C. and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.25	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.26	Employment Agreement between CoreSite L.L.C. and Steve Smith, dated April 20, 2015.(10)*
10.27	Employment Offer Letter between CoreSite L.L.C. and Brian Warren, dated as of September 25, 2011.(15)*
10.28	Employment Agreement between CoreSite L.L.C. and Paul E. Szurek, dated as of July 27, 2016.(18)*
10.29

Third Amended and Restated Credit Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, the other lenders party thereto, Regions Bank and TD Securities (USA) LLC, as co‑documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC and TD Securities (USA) LLC as joint lead arrangers and joint book managers, dated as of June 24, 2015.(6)

10.30

First Amendment to Third Amended and Restated Credit Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto, dated as of February 2, 2016.(14)

10.31

Second Amendment to Third Amended and Restated Credit Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto, dated as of June 15, 2016.(17)

10.32

Third Amendment to Third Amended and Restated Credit Agreement among CoreSite, L.P., as borrower, KeyBank National Association, as administrative agent, on behalf of itself and certain other lenders party thereto, dated as pf April 19. 2017.(22)

10.33

Joinder Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, Toronto Dominion (Texas) LLC and KeyBank National Association, as administrative agent for the lenders thereunder, dated as of June 28, 2013.(12)

10.34

Joinder Agreement among CoreSite, L.P., the subsidiary borrowers party thereto, Wells Fargo Bank, National Association and KeyBank National Association, as administrative agent for the lenders thereunder, dated as of June 28, 2013.(12)

10.35	2017 Executive Short‑Term Incentive Plan.(23)*
10.36

Amended and Restated Term Loan Agreement among CoreSite, L.P., as borrower, Royal Bank of Colorado, as administrative agent, on behalf of itself and certain other lenders, and other lenders party thereto, dated as of April 19, 2017.(22)

10.37	Note Purchase Agreement among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto, dated as of June 15, 2016.(17)
10.38	Amended and Restated Non‑Employee Director Compensation Policy.(19)
10.39	Note Purchase Agreement by and among CoreSite Realty Corporation, CoreSite, L.P., and the purchasers listed on the Purchasers Schedule thereto, dated as of April 21, 2017.(22)
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of CoreSite Realty Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Represents management contract or compensatory plan or agreement.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S‑11 (Registration No. 333‑166810) filed on September 22, 2010.
(2)	Incorporated by reference to our Post‑Effective Amendment to our Registration Statement on Form S‑11 (Registration No. 333‑166810) filed on September 22, 2010.
(3)	Incorporated by reference to our Current Report on Form 8‑K filed on October 1, 2010.
(4)	Incorporated by reference to our Current Report on Form 8‑K filed on January 6, 2011.
(5)	Incorporated by reference to our Current Report on Form 8‑K filed on February 11, 2011.
(6)	Incorporated by reference to our Current Report on Form 8‑K filed on June 25, 2015.
(7)	Incorporated by reference to our Current Report on Form 8‑K filed on December 18, 2012.
(8)	Incorporated by reference to our Current Report on Form 8‑K filed on November 2, 2012.
(9)	Incorporated by reference to our Current Report on Form 8‑K filed on January 14, 2013.
(10)	Incorporated by reference to our Quarterly Report on Form 10‑Q filed on April 24, 2015.
(11)	Incorporated by reference to our Current Report on Form 8‑K filed on May 24, 2013.
(12)	Incorporated by reference to our Current Report on Form 8‑K filed on June 28, 2013.
(13)	Incorporated by reference to our Current Report on Form 8‑K filed on June 4, 2015.
(14)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2016.
(15)	Incorporated by reference to our Quarterly Report on Form 10‑Q filed on April 29, 2016.
(16)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016.
(17)	Incorporated by reference to our Current Report on Form 8-K filed on June 16, 2016.
(18)	Incorporated by reference to our Current Report on Form 8-K filed July 28, 2016.
(19)	Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on February 12, 2016.
(20)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(21)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2017.
(22)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 28, 2017.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2018	CORESITE REALTY CORPORATION

	By:	/s/ Paul E. Szurek
Paul E. Szurek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Szurek	President and Chief Executive Officer	February 9, 2018
Paul E. Szurek	(Principal Executive Officer) and Director

/s/ Jeffrey S. Finnin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2018
Jeffrey S. Finnin

/s/ Robert G. Stuckey	Chairman of the Board of Directors	February 9, 2018
Robert G. Stuckey

/s/ James A. Attwood, Jr.	Director	February 9, 2018
James A. Attwood, Jr.

/s/ Jean A. Bua	Director	February 9, 2018
Jean A. Bua

/s/ Kelly C. Chambliss	Director	February 9, 2018
Kelly C. Chambliss

/s/ Michael R. Koehler	Director	February 9, 2018
Michael R. Koehler

/s/ J. David Thompson	Director	February 9, 2018
J. David Thompson

/s/ David A. Wilson	Director	February 9, 2018
David A. Wilson