Form 10-Q
period 2018-03-31
CoreSite Realty Corp
filed 2018-04-27
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock outstanding at April 25, 2018, was 34,454,213.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Investments in real estate:
Land	$97,295	$97,258
Buildings and improvements	1,651,967	1,561,056
	1,749,262	1,658,314
Less: Accumulated depreciation and amortization	(500,961)	(473,141)
Net investment in operating properties	1,248,301	1,185,173
Construction in progress	121,989	162,903
Net investments in real estate	1,370,290	1,348,076
Operating lease right-of-use assets	88,781	92,984
Cash and cash equivalents	3,079	5,247
Accounts and other receivables, net of allowance for doubtful accounts of $885 and $1,094 as of March 31, 2018, and December 31, 2017, respectively	25,078	28,875
Lease intangibles, net of accumulated amortization of $8,779 and $8,585 as of March 31, 2018, and December 31, 2017, respectively	5,727	6,314
Goodwill	40,646	40,646
Other assets, net	106,813	103,501
Total assets	$1,640,414	$1,625,643

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $4,526 and $4,930 as of March 31, 2018, and December 31, 2017, respectively	$986,974	$939,570
Operating lease liabilities	97,308	102,912
Accounts payable and accrued expenses	64,036	77,170
Accrued dividends and distributions	48,678	48,976
Acquired below-market lease contracts, net of accumulated amortization of $5,798 and $5,608 as of March 31, 2018, and December 31, 2017, respectively	3,314	3,504
Unearned revenue, prepaid rent and other liabilities	36,778	34,867
Total liabilities	1,237,088	1,206,999
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 34,454,213 and 34,240,815 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	340	338
Additional paid-in capital	460,404	457,495
Accumulated other comprehensive income	1,163	753
Distributions in excess of net income	(191,013)	(177,566)
Total stockholders' equity	270,894	281,020
Noncontrolling interests	132,432	137,624
Total equity	403,326	418,644
Total liabilities and equity	$1,640,414	$1,625,643

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating revenues:
Data center revenue:
Rental revenue	$71,033	$64,251
Power revenue	36,403	30,861
Interconnection revenue	16,560	14,512
Tenant reimbursement and other	2,572	2,276
Office, light-industrial and other revenue	3,051	3,021
Total operating revenues	129,619	114,921
Operating expenses:
Property operating and maintenance	33,848	29,226
Real estate taxes and insurance	4,937	4,504
Depreciation and amortization	33,776	32,338
Sales and marketing	5,080	4,503
General and administrative	9,185	8,124
Rent	6,400	5,962
Transaction costs	56	—
Total operating expenses	93,282	84,657
Operating income	36,337	30,264
Interest expense	(7,738)	(5,107)
Income before income taxes	28,599	25,157
Income tax expense	(33)	(97)
Net income	$28,566	$25,060
Net income attributable to noncontrolling interests	8,264	6,684
Net income attributable to CoreSite Realty Corporation	$20,302	$18,376
Preferred stock dividends	—	(2,084)
Net income attributable to common shares	$20,302	$16,292
Net income per share attributable to common shares:
Basic	$0.60	$0.49
Diluted	$0.59	$0.48
Weighted average common shares outstanding
Basic	33,935,564	33,558,787
Diluted	34,164,235	33,981,776

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$28,566	$25,060
Other comprehensive income (loss):
Unrealized gain on derivative contracts	609	313
Reclassification of other comprehensive income (loss) to interest expense	(32)	297
Comprehensive income	29,143	25,670
Comprehensive income attributable to noncontrolling interests	8,431	6,861
Comprehensive income attributable to CoreSite Realty Corporation	$20,712	$18,809

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2018	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	7,056	—	70	—	—	70	(70)	—
Issuance of stock awards, net of forfeitures	201,181	—	—	—	—	—	—	—
Exercise of stock options	5,161	—	100	—	—	100	—	100
Share-based compensation	—	2	2,739	—	—	2,741	—	2,741
Dividends and distributions	—	—	—	—	(33,749)	(33,749)	(13,553)	(47,302)
Net income	—	—	—	—	20,302	20,302	8,264	28,566
Other comprehensive income	—	—	—	410	—	410	167	577
Balance at March 31, 2018	34,454,213	$340	$460,404	$1,163	$(191,013)	$270,894	$132,432	$403,326

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,566	$25,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,776	32,338
Amortization of above/below market leases	(175)	(124)
Amortization of deferred financing costs	566	369
Share-based compensation	2,626	1,802
Bad debt expense	(145)	(96)
Changes in operating assets and liabilities:
Accounts receivable	3,942	3,853
Deferred rent receivable	(1,250)	(1,350)
Deferred leasing costs	(3,405)	(3,660)
Other assets	(4,709)	(7,243)
Accounts payable and accrued expenses	(1,956)	846
Unearned revenue, prepaid rent and other liabilities	1,911	(2,255)
Operating leases	(1,400)	1,405
Net cash provided by operating activities	58,347	50,945
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(1,295)	(2,608)
Real estate improvements	(54,338)	(42,586)
Acquisition of CH2 land	(4,383)	—
Net cash used in investing activities	(60,016)	(45,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	100	4,174
Proceeds from revolving credit facility	67,000	38,000
Payments on revolving credit facility	(20,000)	(9,000)
Dividends and distributions	(47,599)	(40,968)
Net cash used in financing activities	(499)	(7,794)
Net change in cash and cash equivalents	(2,168)	(2,043)
Cash and cash equivalents, beginning of period	5,247	4,429
Cash and cash equivalents, end of period	$3,079	$2,386
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$4,354	$3,302
Cash paid for operating lease liabilities	$6,795	$5,132
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$22,061	$9,461
Accrual of dividends and distributions	$48,678	$41,097
Lease liabilities arising from obtaining right-of-use assets	$—	$8,330

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of March 31, 2018, the Company owns a 71.1% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others own a 28.9% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the expected results for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

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

The standard provides guidance for our nonlease revenue components, including power, interconnection, and tenant reimbursement revenue. We adopted this standard effective January 1, 2018, using the cumulative effect method. The adoption did not result in a cumulative catch-up adjustment to opening equity and does not change the recognition pattern of our operating revenues. Under the standard, disclosures are required to provide information on the nature, amount, timing, and uncertainty of revenue, certain costs, and cash flows arising from contracts with customers. See additional discussion below and in Note 6, Contracts with Customers.

Leases

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

We elected to early adopt the lease standard effective January 1, 2018, concurrent with our adoption of the new revenue recognition standard. The lease standard requires a modified retrospective transition approach as of the January 1, 2016, transition date. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity.

Adoption of the lease standard had a material impact on our condensed consolidated balance sheets. As a lessee, we adjusted certain previously reported financial statements to include the recognition of ROU assets and lease liabilities for operating leases. See the table below for the impact of adoption of the lease standard on our condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	As Previously Reported	New Lease Standard Adjustment	As Adjusted
Operating lease right-of-use assets	$—	$92,984	$92,984
Operating lease liabilities	—	102,912	102,912
Deferred rent payable	9,928	(9,928)	—

As a lessor, our recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees related to the execution of successful lease agreements no longer meet the definition of initial direct costs under the new standard and will be accounted for as a sales and marketing expense or general and administrative expense in our condensed consolidated statements of operations. As a result of electing the package of practical expedients described above, existing leases, including the allocation of consideration between lease and nonlease components, and related initial direct costs have not been reassessed prior to the effective date and therefore adoption of the lease standard did not have an impact on our previously reported condensed consolidated statements of operations.

Statement of Cash Flows

In August 2016, the FASB issued guidance codified in Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. We adopted this standard effective January 1, 2018, and the provisions of ASU 2016-15 do not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Intangibles – Goodwill and Other

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

Derivatives and Hedging

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

Leases – Targeted Improvements

In January 2018, the FASB proposed an ASU for targeted improvements to lease accounting. The proposed ASU provides a practical expedient which allows lessors not to separate nonlease components from the related lease components if both the timing and pattern of revenue recognition are the same for the nonlease component(s) and related lease component, and the combined single lease component would be classified as an operating lease. The FASB has deliberated on the comment letters received and approved additional clarifications to the proposed ASU, including allowing lessors to apply the practical expedient to all existing leases on a retrospective or prospective basis. We intend to elect the practical expedient and combine our lease and nonlease components that meet the defined criteria once the FASB issues the ASU. Once we elect this practical expedient, we plan to adjust our condensed consolidated statement of operations to present our revenues as follows:

	Currently Reported	Anticipated Adjustment	Adjusted Presentation
Statement of Operations
Three Months Ended March 31, 2018
Rental revenue	$71,033	$(71,033)	$—
Power revenue	36,403	(36,403)	—
Tenant reimbursement and other	2,572	(2,572)	—
Rental, power, and related revenue	—	110,008	110,008

Three Months Ended March 31, 2017
Rental revenue	$64,251	$(64,251)	$—
Power revenue	30,861	(30,861)	—
Tenant reimbursement and other	2,276	(2,276)	—
Rental, power, and related revenue	—	97,388	97,388

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing our standalone selling prices, performance-based equity compensation plans and the carrying values of our real estate properties, goodwill, and accrued liabilities. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.1 million and $0.6 million for the three months ended March 31, 2018, and 2017, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $29.1 million and $26.8 million for the three months ended March 31, 2018, and 2017, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three months ended March 31, 2018, or 2017.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2018, and December 31, 2017, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three months ended March 31, 2018, or 2017.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These commissions are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs were $3.9 million and $4.1 million for the three months ended March 31, 2018, and 2017, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Internal sales commissions	$16,503	$17,402
Third party commissions	11,051	11,802
Other	765	775
Total	$28,319	$29,979

Deferred Financing Costs

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three months ended March 31, 2018, and 2017, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. For those derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedging instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 8, Derivatives and Hedging Activities.

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three months ended March 31, 2018, and 2017.

Revenue Recognition

We derive our revenues from leases with customers for data center and office and light-industrial space which include lease rental revenue components and nonlease revenue components, such as power, interconnection, and other data center services.

Data center lease rental revenue and power arrangements are included within a single contract, which requires that we allocate the transaction consideration to each lease and nonlease component on a relative standalone selling price basis. In instances where standalone selling prices are not directly observable, such as when we do not sell the product or service separately, we determine our standalone selling prices maximizing our use of observable inputs as well as various market conditions. We typically have more than one standalone selling price for individual services due to the variability of the pricing of those services based on market, building, and customer specific conditions. We estimate standalone selling prices based on the contractual prices charged to customers and allocate discounts proportionately when necessary.

Interconnection revenue and other data center services revenue are separate contracts that are generally month-to-month or a point-in-time service and are not combined with lease and power arrangements.

Lessor Rental Revenue

Our leases with customers are classified as operating leases and rental revenue is recognized on a straight-line basis over the customer lease term. Occasionally, our customer leases include options to extend or terminate the lease agreements. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or recognizing rental revenue unless we are reasonably certain the customer will exercise these extension or termination options. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent receivable within our condensed consolidated balance sheets.

Power Revenue

Customer power arrangements are coterminous with the customer’s underlying lease and have the same pattern of transfer over the lease term. In general, we provide two power products, including a fixed (breakered-amperage) and variable (sub-metered) model. Over the lease term, monthly power services are substantially the same and we account for the nonlease component as a series of distinct services.

For our fixed power arrangements, a customer is billed and pays a fixed monthly fee per committed available amount of connected power. The customer simultaneously receives and consumes the power benefits we provide over the lease term and we recognize power revenue on a straight-line basis over the lease term.

For our variable power arrangements, a customer pays us variable monthly fees for the specific amount of power utilized at the current utility rates. Customers have the flexibility to increase or decrease the amount of power consumed, and therefore sub-metered power revenue is constrained at contract inception. We recognize power revenue each month as the uncertainty related to the consideration is resolved, we provide power to our customers, and our customers utilize the power.

Interconnection Revenue

Interconnection services are generally contracted on a month-to-month basis cancellable by the customer at any time. We recognize revenue each month as these services are delivered to and utilized by our customers.

Tenant Reimbursement and Other Revenue

Some of our leases contain provisions under which our customers reimburse us for common area maintenance and other executory costs. Such tenant reimbursements are recognized in the period that the expenses are recognized. We also provide other data center support services to our customers, which are generally provided to customers at a point in time. We recognize revenue each month as these service are delivered to and utilized by our customers.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At March 31, 2018, and December 31, 2017, the allowance for doubtful accounts totaled $0.9 million and $1.1 million, respectively, on the condensed consolidated balance sheets.

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate space and are included within operating lease ROU assets and operating lease liabilities on the condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At March 31, 2018, and December 31, 2017, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was $1.5 million at each date.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2018, and December 31, 2017, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at March 31, 2018 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$106,651	$146	$111,951
Chicago(1)	5,493	112,634	4,792	122,919
Denver	—	19,682	2,827	22,509
Los Angeles	28,467	324,173	6,880	359,520
Miami	728	11,627	691	13,046
New York	2,388	134,770	42,011	179,169
Northern Virginia	23,679	324,276	45,122	393,077
San Francisco Bay	31,386	618,154	19,520	669,060
Total	$97,295	$1,651,967	$121,989	$1,871,251

(1)

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We expect to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary permits and entitlements.

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Deferred rent receivable	$41,288	$40,038
Initial direct costs	28,319	29,979
Internal-use software	17,782	17,477
Prepaid expenses	10,420	6,770
Corporate furniture, fixtures and equipment	5,860	6,408
Deferred financing costs - revolving credit facility	796	957
Other	2,348	1,872
Total	$106,813	$103,501

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was five years at both March 31, 2018, and December 31, 2017. The weighted-average discount rate was 4.8% at both March 31, 2018, and December 31, 2017.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Lease expense:
Operating lease expense	$5,227	$5,088
Variable lease expense	1,173	874
Rent expense	$6,400	$5,962

The future minimum lease payments to be paid under noncancelable leases in effect at March 31, 2018, are as follows (in thousands):

Operating
Period / Year Ending December 31,	Leases
2018	$14,653
2019	22,661
2020	22,991
2021	22,740
2022	15,613
Thereafter	12,039
Total lease payments	$110,697
Less imputed interest	(13,389)
Total	$97,308

6. Contracts with Customers

The future minimum lease payments to be received under noncancelable operating leases and the minimum payments to be received for our fixed contracted power services in effect at March 31, 2018, are as follows (in thousands):

Period / Year Ending December 31,	Rent	Power
2018	$192,453	$48,559
2019	197,753	35,425
2020	136,461	17,688
2021	103,176	7,481
2022	78,777	2,684
Thereafter	168,500	2,763
Total	$877,120	$114,600

In addition to our fixed minimum lease and power service payments, we receive variable monthly fees for variable power arrangements, interconnection services and tenant reimbursements.

7. Debt

A summary of outstanding indebtedness as of March 31, 2018, and December 31, 2017, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2018	2017
Revolving credit facility	3.43% and 3.11% at March 31, 2018, and December 31, 2017, respectively	June 24, 2019	$216,500	$169,500
2020 Senior unsecured term loan(1)	3.16% and 3.00% at March 31, 2018, and December 31, 2017, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.38% and 3.06% at March 31, 2018, and December 31, 2017, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan(2)	3.28% and 3.04% at March 31, 2018, and December 31, 2017, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at March 31, 2018, and December 31, 2017, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at March 31, 2018, and December 31, 2017, respectively	April 20, 2024	175,000	175,000
Total principal outstanding		`	991,500	944,500
Unamortized deferred financing costs			(4,526)	(4,930)
Total debt			$986,974	$939,570

(1)

Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.93% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of March 31, 2018, is 3.16%. See Note 8 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership has in place a swap agreement with respect to the 2022 Term Loan (as defined below) to swap the variable interest rate associated with $50 million, or 25% of the principal amount of the 2022 Term Loan to a fixed rate of approximately 2.98% per annum at our current leverage ratio as of March 31, 2018. The interest rate on the remaining $150 million of the 2022 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of March 31, 2018, is 3.28%. See Note 8 – Derivatives and Hedging Activities.

Subsequent Debt Financing

On April 19, 2018, our Operating Partnership and certain subsidiary co-borrowers amended and restated the Credit Agreement, as defined below (as amended, the “Amended and Restated Credit Agreement”), in order to provide additional liquidity of $250 million, which was used to pay down a portion of the current revolving credit facility balance, fund continued development across our portfolio, and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, (i) increases the revolving credit facility from $350 million to $450 million, (ii) extends the maturity of the revolving credit facility from June 24, 2019, to April 19, 2022, with a one-year extension option, and (iii) establishes a $150 million senior unsecured term loan maturing April 19, 2023 (the “2023 Term Loan”), which increases our total commitment under the Amended and Restated Credit Agreement from $600 million to $850 million. The accordion feature under the Amended and Restated Credit Agreement was also increased by $150 million to $350 million, which allows our Operating Partnership to increase the total commitment from $850 million to $1.2 billion, under specified circumstances, including securing capital from new or existing lenders.

The revolving credit facility has also been amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 145 basis points to 205 basis points, or (ii) a base rate plus 45 basis points to 105 basis points, each depending on our Operating Partnership’s leverage ratio. Our 2020 Term Loan, 2021 Term Loan, 2022 Term Loan, and 2023 Term Loans, each as defined herein, have also been amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio.

Additionally, the revolving credit facility and senior unsecured term loans were amended to remove or change certain financial covenants and other customary restrictive covenants, including removal of covenants limiting distributions (except upon an event of default), incurrence of unhedged variable rate debt, and increases or decreases, as applicable to a number of ratios and other figures in the Credit Agreement resulting in increased flexibility for our Operating Partnership. As a result of these amendments our minimum fixed charge coverage ratio has been reduced to 1.5 to 1.0 from 1.7 to 1.0.

Revolving Credit Facility

Our Operating Partnership and certain subsidiary co-borrowers have entered into a first amendment to the third amended and restated credit agreement (the “Credit Agreement”) with a group of lenders for which KeyBank National Association acts as the administrative agent. The Credit Agreement maturity date is June 24, 2019, with a one-time extension option, which, if exercised, would extend the maturity date to June 24, 2020. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Credit Agreement at initial maturity and certain other customary conditions. The Credit Agreement includes a total commitment of $600 million, consisting of a $350 million revolving credit facility, a $150 million unsecured term loan scheduled to mature on June 24, 2020, and a $100 million unsecured term loan scheduled to mature on February 2, 2021. See “2020 Senior Unsecured Term Loan” and “2021 Senior Unsecured Term Loan” below for a discussion of the $150 million and $100 million term loans. The Credit Agreement contains an accordion feature, which allows our Operating Partnership to increase the total commitment from $600 million to $800 million, under specified circumstances, including securing capital from new or existing lenders.

Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 155 basis points to 225 basis points, or (ii) a base rate plus 55 basis points to 125 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2018, our Operating Partnership’s leverage ratio was 26.8% and the interest rate was LIBOR plus 155 basis points.

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $350.0 million or the availability calculated based on our unencumbered asset pool. As of March 31, 2018, the borrowing capacity was $350.0 million. As of March 31, 2018, $216.5 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit, and therefore, $128.6 million remained available for us to borrow under the revolving credit facility. Including the impacts of our subsequent debt financing, as described above, $378.6 million currently remains available for us to borrow under our revolving credit facility.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of March 31, 2018, was 26.8%
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of March 31, 2018, was 0.0%
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.7 to 1.0, which, as of March 31, 2018, was 8.6 to 1.0; and

•	a maximum unhedged variable rate debt ratio (defined as unhedged variable rate indebtedness to gross asset value) of 30%, which, as of March 31, 2018, was 14.6%.

The Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan (each as defined herein), the 2023 Notes, and the 2024 Notes and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2018, we were in compliance with all of the financial covenants under the Credit Agreement.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2018, we were in compliance with all of the financial covenants under the 2020 Term Loan.

The borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership's leverage ratio. At March 31, 2018, the Operating Partnership’s leverage ratio was 26.8% and the interest rate was LIBOR plus 150 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the Credit Agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2018, we were in compliance with all of the financial covenants under the 2021 Term Loan.

The borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 220 basis points, or (ii) a base rate plus 50 basis points to 120 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2018, our Operating Partnership’s leverage ratio was 26.8% and the interest rate was LIBOR plus 150 basis points.

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

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2018, we were in compliance with all of the financial covenants under the 2022 Term Loan.

The borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 150 basis points to 210 basis points, or (ii) a base rate plus 50 basis points to 110 basis points, each depending on our Operating Partnership's leverage ratio. At March 31, 2018, our Operating Partnership’s leverage ratio was 26.8% and the interest rate was LIBOR plus 150 basis points.

2023 Senior Unsecured Term Loan

On April 19, 2018, in connection with, and pursuant to the terms of, the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into the 2023 Term Loan in principal amount of $150 million. The 2023 Term Loan has a five-year term maturing on April 19, 2023. The 2023 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

The borrowings under the 2023 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio.

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

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2024 Notes and the Credit Agreement. The 2023 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of March 31, 2018, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes and the Credit Agreement. The 2024 Note Purchase Agreement contains the same financial covenants as the Credit Agreement, as described above. In addition, certain additional financial covenants in the Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of March 31, 2018, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due, adjusted for the April 2018 debt financing transactions, which includes the 2023 Term Loan, and the partial repayment and extension of the revolving credit facility (in thousands):

Year Ending December 31,
2018	$—
2019	—
2020	150,000
2021	100,000
2022	266,500
Thereafter	475,000
Total principal outstanding	991,500
Unamortized deferred financing costs	(4,526)
Total debt, net	$986,974

8. Derivatives and Hedging Activities

On April 19, 2018, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2018, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 4.11% per annum.

On April 21, 2017, we terminated $50 million of our previously existing $100 million five-year interest rate swap agreement that reduces our exposure to variability in cash flows relating to interest payments based on one-month LIBOR variable rate debt, resulting in a remaining $50 million interest rate swap effective through January 31, 2019, at approximately 2.98% per annum as of March 31, 2018, and December 31, 2017.

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2015, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 2.93% per annum. All interest rate swap agreements were designated for hedge accounting.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized gain on derivative contracts were $0.6 million and $0.3 million for the three months ended March 31, 2018, and 2017, respectively. The amounts reclassified from other comprehensive income to interest expense on the condensed consolidated statements of operations was less than ($0.1) million and $0.3 million for the three months ended March 31, 2018, and 2017, respectively. Any ineffective portion of the change in fair value of the derivatives is recognized directly in net income. During the three months ended March 31, 2018, and 2017, we did not record any amount in net income related to derivatives as there was no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning April 1, 2018, we estimate that $0.7 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $1.7 million and $1.1 million in derivative assets recognized in other assets in our condensed consolidated balance sheets as of March 31, 2018, and December 31, 2017, respectively.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the three months ended March 31, 2018:

Declaration Date	Record Date	Payment Date	Common Stock
March 9, 2018	March 29, 2018	April 16, 2018	$0.98

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

The following table shows the common ownership interests in our Operating Partnership as of March 31, 2018, and December 31, 2017:

	March 31, 2018		December 31, 2017
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,974,930	71.1%	33,826,264	71.0%
Noncontrolling interests	13,829,280	28.9	13,836,336	29.0
Total	47,804,210	100.0%	47,662,600	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the three months ended March 31, 2018, we issued 148,666 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of March 29, 2018, received quarterly distributions of $0.98 per unit, payable in correlation with declared dividends on common stock.

The redemption value of the noncontrolling interests at March 31, 2018, was $1.4 billion based on the closing price of the Company’s common stock of $100.26 per share on the last trading day prior to that date.

11. Equity Incentive Plan

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

As of March 31, 2018, 2,846,735 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

The following table sets forth stock option activity under the 2010 Plan for the three months ended March 31, 2018:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2017	67,789	$19.12
Granted	—	—
Exercised	(5,161)	19.40
Forfeited	—	—
Expired	—	—
Options outstanding, March 31, 2018	62,628	$19.09

As of March 31, 2018, all stock option awards are fully vested.

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

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2017	289,843	$70.71
Granted	140,007	97.01
Forfeited	(12,904)	80.49
Vested	(104,983)	61.78
Unvested balance, March 31, 2018	311,963	$85.11

As of March 31, 2018, total unearned compensation on restricted stock awards and RSUs was approximately $24.8 million, and the weighted-average vesting period was 2.9 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 25% and 175% of the target number of shares for PSAs granted in 2016, 2017, and 2018. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not meet the maximum relative TSR performance threshold versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed by or otherwise in service of the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis to expense over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which are accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2017	38,694	130,843	84,769	$84.63
Granted	10,667	74,670	42,669	100.93
Performance adjustment (1)	33,403	—	16,702	—
Forfeited	—	—	—	—
Vested	(32,003)	(32,003)	(32,003)	61.22
Unvested balance, March 31, 2018	50,761	173,510	112,137	$96.54

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of March 31, 2018, total unearned compensation on PSAs was approximately $7.0 million, and the weighted-average vesting period was 2.5 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the three months ended March 31, 2018, and 2017.

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	2.82	2.81
Expected volatility	24.15%	23.33%
Expected annual dividend(1)	—	—
Risk-free rate	2.24%	1.60%

(1)	The fair value of the PSAs assumes reinvestment of dividends.

12. Earnings Per Share

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

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shares	$20,302	$16,292
Weighted-average common shares outstanding - basic	33,935,564	33,558,787
Effect of potentially dilutive common shares:
Stock options	53,813	156,035
Unvested awards	174,858	266,954
Weighted-average common shares outstanding - diluted	34,164,235	33,981,776
Net income per share attributable to common shares
Basic	$0.60	$0.49
Diluted	$0.59	$0.48

In the calculations above, we have excluded weighted-average potentially dilutive securities of 37,760 and 39,937 for the three months ended March 31, 2018, and 2017, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of March 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $991.5 million and $944.5 million as of March 31, 2018, and December 31, 2017, respectively, with a fair value of $994.8 million and $946.6 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At March 31, 2018, we had open commitments related to construction contracts of approximately $107.6 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At March 31, 2018, we had open commitments related to these contracts of approximately $100.1 million, of which $2.0 million is scheduled to be met during the remainder of the year ended December 31, 2018.

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

On July 23, 2015, after amendments to the complaint, dismissal of several of U.S. Colo’s claims, and a remand of the case to the Superior Court of the State of California, County of Los Angeles (the “Superior Court”), U.S. Colo filed an amended complaint alleging breach of contract and breach of the covenant of good faith and fair dealing. The amended complaint sought $802,564 in damages for charges paid to us for interconnection services; $70,080,000 in damages for alleged losses of revenue and profits; attorney’s fees, interest, and costs of the suit; and declaratory and injunctive relief.

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

On March 2, 2018, the parties entered into both a Settlement and General Release Agreement pursuant to which U.S. Colo agreed to file a request with the Superior Court to dismiss the case, and an Equity Purchase Agreement pursuant to which we agreed to acquire all of the equity interests of U.S. Colo and its affiliated entities for a purchase price of $8.6 million, inclusive of a previously accrued $2.3 million legal expense, subject to the fulfillment of customary closing conditions (the “U.S. Colo Acquisition”). On March 20, 2018, the Superior Court dismissed the case and on April 20, 2018, we completed the U.S. Colo Acquisition.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by applicable law. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We deliver secure, reliable, high-performance data center and interconnection solutions to a growing customer ecosystem across eight key North American communication markets. More than 1,250 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose us to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

Our Portfolio

As of March 31, 2018, our property portfolio included 20 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.1 million net rentable square feet (“NRSF”), of which over 2.3 million NRSF is existing data center space. The approximately 1.4 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of March 31, 2018:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,241	85,932	84.7%	—	—%	85,932	84.7%	—	85,932
SV2	8,359	76,676	94.3	—	—	76,676	94.3	—	76,676
Santa Clara campus	68,350	538,615	96.6	76,885	67.5	615,500	92.9	175,000	790,500
San Francisco Bay Total	82,950	701,223	94.9	76,885	67.5	778,108	92.1	175,000	953,108
Los Angeles
One Wilshire campus
LA1*	30,096	139,053	95.9	—	—	139,053	95.9	10,352	149,405
LA2	42,089	333,230	95.1	61,890	24.9	395,120	84.1	29,770	424,890
LA3	—	—	—	—	—	—	—	180,000	180,000
Los Angeles Total	72,185	472,283	95.3	61,890	24.9	534,173	87.2	220,122	754,295
Northern Virginia
VA1	29,581	198,632	90.3	3,087	—	201,719	88.9	—	201,719
VA2	17,865	164,006	94.4	24,440	52.2	188,446	88.9	—	188,446
VA3	1,025	52,758	100.0	26,413	—	79,171	66.6	—	79,171
DC1*	3,326	22,137	79.4	—	—	22,137	79.4	—	22,137
DC2*	—	—	—	—	—	—	—	24,563	24,563
Reston Campus Expansion(6)	—	—	—	—	—	—	—	573,975	573,975
Northern Virginia Total	51,797	437,533	92.5	53,940	23.7	491,473	84.9	598,538	1,090,011
New York
NY1*	5,296	48,404	75.2	—	—	48,404	75.2	—	48,404
NY2	13,543	101,742	88.7	—	—	101,742	88.7	134,509	236,251
New York Total	18,839	150,146	84.4	—	—	150,146	84.4	134,509	284,655
Chicago
CH1	19,479	178,407	93.0	—	—	178,407	93.0	—	178,407
CH2	—	—	—	—	—	—	—	175,000	175,000
Chicago Total	19,479	178,407	93.0	—	—	178,407	93.0	175,000	353,407
Boston
BO1	18,418	180,057	96.8	13,735	—	193,792	89.9	59,884	253,676
Denver
DE1*	2,806	9,813	99.5	4,341	63.1	14,154	88.4	15,630	29,784
DE2*	465	5,140	96.7	—	—	5,140	96.7	—	5,140
Denver Total	3,271	14,953	98.6	4,341	63.1	19,294	90.6	15,630	34,924
Miami
MI1	1,512	30,176	66.0	—	—	30,176	66.0	13,154	43,330
Total Data Center Facilities	$268,451	2,164,778	93.4%	210,791	39.3%	2,375,569	88.6%	1,391,837	3,767,406

Office and Light-Industrial(7)	8,238	361,575	79.7	—	—	361,575	79.7	—	361,575
Reston Office and Light-Industrial(6)	2,123	150,375	100.0	—	—	150,375	100.0	(150,375)	—

Total Portfolio	$278,812	2,676,728	91.9%	210,791	39.3%	2,887,519	88.1%	1,241,462	4,128,981

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 33).

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of March 31, 2018, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $285.7 million as of March 31, 2018, which includes $6.9 million in operating expense reimbursements under modified gross and triple-net leases.

(5)

Includes customer leases that have commenced and are occupied as of March 31, 2018. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of March 31, 2018. The percent occupied for stabilized data center space would have been 94.3%, rather than 93.4%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 89.0%, rather than 88.1%, if all leases signed in current and prior periods had commenced.

(6)	Included within our Reston Campus Expansion held for development space is 150,375 NRSF that is currently operating as office and light-industrial space.
(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2016, excluding space for which development was completed and became available to be leased after December 31, 2016. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the March 31, 2018, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2017, and 2016, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
			Data Center		Office and Light-Industrial		Total
	Annualized			Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)		Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,977		85,932	84.7%	234,238	80.9%	320,170	81.9%
SV2	8,359		76,676	94.3	—	—	76,676	94.3
Santa Clara campus	68,372		615,500	96.6	712	95.0	616,212	92.9
San Francisco Bay Total	88,708		778,108	92.1	234,950	81.0	1,013,058	89.6
Los Angeles
One Wilshire campus
LA1*	30,288		139,053	95.9	4,373	75.6	143,426	95.2
LA2	37,072		303,131	92.5	7,029	100.0	310,160	92.6
Los Angeles Total	67,360		442,184	93.5	11,402	90.6	453,586	93.5
Northern Virginia
VA1	30,715		198,633	90.3	61,050	93.1	259,683	91.0
VA2	17,892		188,446	88.9	—	—	188,446	88.9
VA3	1,025		52,758	100.0	—	—	52,758	100.0
DC1*	3,326		22,137	79.4	—	—	22,137	79.4
Reston Campus Expansion	2,123		—	—	150,375	100.0	150,375	100.0
Northern Virginia Total	55,081	—	461,974	90.3	211,425	98.0	673,399	92.7
New York
NY1*	5,309		48,404	75.2	209	100.0	48,613	75.3
NY2	13,988		101,742	88.7	20,735	48.5	122,477	81.9
New York Total	19,297		150,146	84.4	20,944	49.0	171,090	80.0
Chicago
CH1	19,574		178,407	93.0	4,946	76.0	183,353	92.5
Boston
BO1	18,733		180,057	96.8	19,495	79.2	199,552	95.1
Denver
DE1*	1,457		5,878	99.2	—	—	5,878	99.2
DE2*	465		5,140	96.7	—	—	5,140	96.7
Denver Total	1,922		11,018	98.1	—	—	11,018	98.1
Miami
MI1	1,541		30,176	66.0	1,934	74.7	32,110	66.5
Total Facilities at March 31, 2018(3)	$272,216		2,232,070	91.6%	505,096	86.9%	2,737,166	90.8%

Total Facilities at December 31, 2017	$265,670			91.6%		80.1%		90.0%

Total Facilities at December 31, 2016	$240,827			87.1%		76.2%		85.5%

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
(3)

The percent occupied for data center space, office and light-industrial space, and total space would have been 94.2%, 87.1% and 92.8%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $272.2 million at March 31, 2018, compared to $265.7 million at December 31, 2017. The increase of $6.5 million is primarily due to the commencement of new and expansion leases signed at higher rental rates and increases in rental rates upon the renewal of leases, partially offset by the move-out of customers with leases at lower rental rates.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of March 31, 2018:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Santa Clara campus
SV8(3)	—	175,000	175,000
San Francisco Bay Total	—	175,000	175,000
One Wilshire campus
LA1	—	10,352	10,352
LA2	—	29,770	29,770
LA3(3)	—	180,000	180,000
Los Angeles Total	—	220,122	220,122
Northern Virginia
DC2	24,563	—	24,563
Reston Campus Expansion(4)	49,837	524,138	573,975
Northern Virginia Total	74,400	524,138	598,538
New York
NY2	18,121	116,388	134,509
Chicago
CH2(3)	—	175,000	175,000
Boston
BO1	—	59,884	59,884
Denver
DE1	15,630	—	15,630
Miami
MI1	—	13,154	13,154
Total Facilities(5)	108,151	1,283,686	1,391,837

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

(4)

The Reston Campus Expansion project is estimated to deliver 611,000 NRSF of incremental data center capacity (of which 26,413 was placed into service during the first quarter of 2018 and 49,837 NRSF is under construction) across multiple phases with new buildings and as existing light-industrial / flex office leases expire and customers vacate. Based on our design plan and entitlement application, we believe we may be able to build an additional 286,000 NRSF for a total of 897,000 NRSF of incremental data center capacity. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market. The table assumes the minimum expected zoning entitlement.

(5)

In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended March 31, 2018 (in thousands):

Three Months Ended
March 31, 2018
Data center expansion	$44,977
Non-recurring investments	1,577
Tenant improvements	1,437
Recurring capital expenditures	3,172
Total capital expenditures	$51,163

During the three months ended March 31, 2018, we incurred approximately $51.2 million of capital expenditures, of which approximately $45.0 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment; as such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the three months ended March 31, 2018, we completed development of four computer rooms at LA2 and one computer room at VA3. As of March 31, 2018, we have ongoing development projects at VA3, DE1, DC2, and NY2 scheduled to complete at various times during the year ending December 31, 2018. The following table sets forth capital expenditures spent on data center NRSF placed into service during the three months ended March 31, 2018, or under construction as of March 31, 2018:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
VA3	$17,041	26,413	49,837
LA2	8,246	87,263	—
CH2(1)	4,687	—	—
DE1	2,965	—	15,630
NY2	2,393		18,121
DC2	1,212	—	24,563
Other	8,433	—	—
Total	$44,977	113,676	108,151

(1)

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We expect to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary permits and entitlements.

During the three months ended March 31, 2018, we incurred approximately $1.6 million in non-recurring investments, of which $1.0 million is a result of internal IT software development and the remaining $0.6 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the three months ended March 31, 2018, we incurred approximately $1.4 million in tenant improvements which relates to tenant-specific power installations at various properties.

During the three months ended March 31, 2018, we incurred approximately $3.2 million of recurring capital expenditures within our portfolio, of which $1.2 million relates to the replacement and upgrade of an existing chiller system at our LA2 facility and the remaining $2.0 million is for other required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 879 and 774 data center leases representing approximately 14.5% and 16.5% of the NRSF in our operating data center portfolio which are scheduled to expire during the remainder of 2018 and the year ending December 31, 2019, respectively. These leases represent current annualized rent of $68.1 million and $65.2 million with annualized rental rates of $164 per NRSF and $137 per NRSF expiring during the remainder of 2018 and the year ending December 31, 2019, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of March 31, 2018, we had approximately 380,000 NRSF of unoccupied or under construction data center space of which approximately 26,000 NRSF is leased with a future commencement date. The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 29.0% of our total operating NRSF and 35.3% of our total annualized rent. During the three months ended March 31, 2018, we entered into new and expansion leases totaling approximately 30,000 NRSF. The following table summarizes our leasing activity during the three months ended March 31, 2018:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental	GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)	NRSF(2)	Rates(3)	Growth(4)
New/expansion leases commenced	March 31, 2018	129	$16,184	81,636	$184

New/expansion leases signed	March 31, 2018	136	$7,067	29,624	$239

Renewal leases signed	March 31, 2018	243	$20,213	118,876	$170	11.5%

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
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

Results of Operations

Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2018, and 2017. A summary of our operating results for the three months ended March 31, 2018, and 2017, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Operating revenue	$129,619	$114,921	$14,698	12.8%
Operating expense	93,282	84,657	8,625	10.2
Operating income	36,337	30,264	6,073	20.1
Interest expense	7,738	5,107	2,631	51.5
Net income	28,566	25,060	3,506	14.0

Operating Revenue

Operating revenue during the three months ended March 31, 2018, and 2017, was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Data center revenue:
Rental revenue	$71,033	$64,251	$6,782	10.6%
Power revenue	36,403	30,861	5,542	18.0
Interconnection revenue	16,560	14,512	2,048	14.1
Tenant reimbursement and other	2,572	2,276	296	13.0
Total data center revenue	126,568	111,900	14,668	13.1
Office, light-industrial and other revenue	3,051	3,021	30	1.0
Total operating revenues	$129,619	$114,921	$14,698	12.8%

A majority of the increase in operating revenues was due to an $12.3 million increase in data center rental and power revenue during the three months ended March 31, 2018, compared to the 2017 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 181,000 NRSF at an average rental rate of $220 per NRSF during the twelve months ended March 31, 2018. The increase in operating revenues was also attributable to the lease renewals of approximately 361,000 NRSF at a rent growth rate of 9.2% during the twelve months ended March 31, 2018. This increase was partially offset by the move-out of customer leases totaling approximately 81,000 NRSF at an average rental rate of $198 per NRSF during the twelve months ended March 31, 2018.

In addition, interconnection revenue increased $2.0 million, or 14.1%, during the three months ended March 31, 2018, compared to the 2017 period. The increase is primarily a result of a 10.4% increase in the volume of cross connects from new and existing customers during the twelve months ended March 31, 2018, and revenue increases resulting from customers migrating to our higher priced fiber product.

Operating Expenses

Operating expenses during the three months ended March 31, 2018, and 2017, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Property operating and maintenance	$33,848	$29,226	$4,622	15.8%
Real estate taxes and insurance	4,937	4,504	433	9.6
Depreciation and amortization	33,776	32,338	1,438	4.4
Sales and marketing	5,080	4,503	577	12.8
General and administrative	9,185	8,124	1,061	13.1
Rent	6,400	5,962	438	7.3
Transaction costs	56	—	56	-
Total operating expenses	$93,282	$84,657	$8,625	10.2%

Property operating and maintenance expense increased $4.6 million, or 15.8%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended March 31, 2018, which resulted in a 7.1% increase in occupied data center NRSF. In addition, maintenance expense increased due to 139,000 NRSF of data center space being placed into service during the twelve months ended March 31, 2018, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF. We expect property operating and maintenance to increase as we commence new and expansion leases and place new data center NRSF into service.

Real estate taxes and insurance increased $0.4 million, or 9.6%, during the three months ended March 31, 2018, compared to the 2017 period, primarily as a result of increased real estate tax assessments at our Northern Virginia campus.

Depreciation and amortization expense increased $1.4 million, or 4.4%, during the three months ended March 31, 2018, compared to the 2017 period, as a result of an increase in depreciation expense from approximately 139,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $94.0 million.

Sales and marketing expense increased $0.6 million, or 12.8%, during the three months ended March 31, 2018, compared to the 2017 period, as a result of our adoption of the new lease accounting standard which no longer allows us to capitalize internal sales employees’ compensation and payroll-related fringe benefits that are not incremental costs of signing a lease. There was also an increase in payroll and benefits expense due to increased headcount.

General and administrative expense increased $1.1 million, or 13.1%, during the three months ended March 31, 2018, compared to the 2017 period, as a result of increased software license fees and payroll and benefits expenses.

Interest Expense

Interest expense for the three months ended March 31, 2018, and 2017, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Interest expense and fees	$8,275	$5,298	$2,977	56.2%
Amortization of deferred financing costs	566	369	197	53.4
Capitalized interest	(1,103)	(560)	(543)	97.0
Total interest expense	$7,738	$5,107	$2,631	51.5%
Percent capitalized	12.5%	9.9%

Interest expense increased $2.6 million during the three months ended March 31, 2018, compared to the 2017 period, primarily as a result of the increase in overall debt outstanding and increased interest rates. The total principal debt outstanding was $991.5 million and $723.0 million as of March 31, 2018, and 2017, respectively. Our daily weighted average interest rate increased from 2.89% during the three months ended March 31, 2017, to 3.40% during the three months ended March 31, 2018.

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

Operating Activities

Net cash provided by operating activities was $58.3 million for the three months ended March 31, 2018, compared to $50.9 million for the three months ended March 31, 2017. The increase of $7.4 million, or 15%, was primarily due to the commencement of new and expansion leases of approximately 181,000 NRSF at an average rental rate of $220 per NRSF, and the lease renewals of approximately 361,000 NRSF at a rent growth rate of 9.2%, which were partially offset by a decrease in prepaid rent from our customers.

Investing Activities

Net cash used in investing activities increased by $14.8 million, or 33%, to $60.0 million for the three months ended March 31, 2018, compared to $45.2 million for the three months ended March 31, 2017. This increase was due primarily to higher construction spend on our VA3, NY2 and LA2 properties and the acquisition of CH2 land during the three months ended March 31, 2018, compared to construction spending on active development projects during the three months ended March 31, 2017.

Financing Activities

Net cash used in financing activities was $0.6 million during the three months ended March 31, 2018, compared to $7.8 million during the three months ended March 31, 2017.

During the three months ended March 31, 2018, we received net cash proceeds from the revolving credit facility of $47.0 million. During the three months ended March 31, 2017, we received net cash proceeds from the revolving credit facility of $29.0 million.

We paid $47.6 million in dividends and distributions on our common stock and Operating Partnership units during the three months ended March 31, 2018, compared to $41.0 million during the three months ended March 31, 2017, as a result of an increase in our quarterly dividend from $0.80 per share or unit paid during the three months ended March 31, 2017, to $0.98 per share and unit paid during the three months ended March 31, 2018.

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

As of March 31, 2018, we had $3.1 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $300 million to $350 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the remaining estimated capital required to fund our current expansion projects under construction as of March 31, 2018, shown in the table below, as well as commencement of the first phases of development at SV8, CH2, and LA3, which we plan to begin during the second half of 2018:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Per	Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	NRSF	Leased
TKD(1)
DC2	Northern Virginia	Q3 2018	24,563	$5,616	$17,400	$708	-%
DE1	Denver	Q3 2018	15,630	1,473	7,500	480	4.9
NY2	New York	Q3 2018	18,121	1,154	6,000	331	-
VA3 Phase 1B(2)	Northern Virginia	Q1 2019	49,837	31,421	100,200	2,011	-
Total TKD			108,151	$39,664	$131,100		0.7%

Deferred Expansion Capital			—	3,942	7,400

Total			108,151	$43,606	$138,500

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

Our Operating Partnership and certain subsidiary co-borrowers entered into the first amendment to the third amended and restated credit agreement (the “Credit Agreement”), which provides a total commitment of $600.0 million, including a $350.0 million revolving credit facility and $250.0 million of term loans. The total amount available for borrowing under our revolving credit facility is equal to the lesser of $350.0 million or the availability calculated on our unencumbered asset pool. As of March 31, 2018, there was $216.5 million of borrowings outstanding, and $4.9 million outstanding under letters of credit. Therefore, $128.6 million remained available for us to borrow under our revolving credit facility as of March 31, 2018. Including the impacts of our subsequent debt financing, as described below, $378.6 million currently remains available for us to borrow under our revolving credit facility.

On April 19, 2018, our Operating Partnership and certain subsidiary co-borrowers amended and restated the Credit Agreement (as amended, the “Amended and Restated Credit Agreement”), in order to provide additional liquidity of $250 million, which was used to pay down a portion of the current revolving credit facility balance, to fund continued development across our portfolio, and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, (i) increases the revolving credit facility from $350 million to $450 million, (ii) extends the maturity of the revolving credit facility from June 24, 2019, to April 19, 2022, with a one year extension option, and (iii) establishes a $150 million senior unsecured term loan maturing April 19, 2023 (the “2023 Term Loan”), which increases our total commitment under the Amended and Restated Credit Agreement from $600 million to $850 million. The accordion feature under the Amended and Restated Credit Agreement was also increased by $150 million to $350 million, which allows our Operating Partnership to increase the total commitment from $850 million to $1.2 billion, under specified circumstances, including securing capital from new or existing lenders. Refer to Item 1. Financial Statements — Note 7 — Debt for additional information.

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

Indebtedness

A summary of outstanding indebtedness as of March 31, 2018, and December 31, 2017, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2018	2017
Revolving credit facility	3.43% and 3.11% at March 31, 2018, and December 31, 2017, respectively	June 24, 2019	$216,500	$169,500
2020 Senior unsecured term loan	3.16% and 3.00% at March 31, 2018, and December 31, 2017, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.38% and 3.06% at March 31, 2018, and December 31, 2017, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.28% and 3.04% at March 31, 2018, and December 31, 2017, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at March 31, 2018, and December 31, 2017, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at March 31, 2018, and December 31, 2017, respectively	April 20, 2024	175,000	175,000
Total principal outstanding			991,500	944,500
Unamortized deferred financing costs			(4,526)	(4,930)
Total debt			$986,974	$939,570

As of March 31, 2018, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of March 31, 2018, and December 31, 2017, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, subsequent debt financing, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

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

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$28,566	$25,060
Real estate depreciation and amortization	32,432	31,029
FFO	60,998	56,089
Preferred stock dividends	—	(2,084)
FFO attributable to common shares and units	$60,998	$54,005
FFO per common share and OP unit - diluted	$1.27	$1.13

Distribution Policy

In order to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”), we generally are required to make annual distributions to our stockholders of at least 90% of our net taxable income. Our common stock distribution policy is to distribute as dividends, at a minimum, a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and any subsequent increases and/or anticipated increases are correlated to increases in our growth of cash flow.

We have made distributions every quarter since our initial public offering. During the three months ended March 31, 2018, we declared a dividend of $0.98 per common stock and Operating Partnership Unit as of March 31, 2018. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates.

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition – Revenue from Contracts with Customers and ASC Topic 842, Leases, which resulted in changes to our critical accounting policy relating to revenue recognition and the addition of a critical accounting policy relating to lease accounting. Refer to Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies for additional information regarding the new and updated policies as a result of the adoption of ASC Topic 606 and ASC Topic 842.

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

As of March 31, 2018, we had $666.5 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of March 31, 2018, we have two interest rate swap agreements in place to fix the interest rate on $125.0 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $541.5 million of variable rate debt outstanding as of March 31, 2018. See additional discussion in Item 1. Financial Statements — Note 8 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $541.5 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $5.4 million per year.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and ASC 842, Leases. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standards related to revenue recognition and leases on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards. There has been no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 23, 2015, after amendments to the complaint, dismissal of several of U.S. Colo’s claims, and a remand of the case to the Superior Court of the State of California, County of Los Angeles (the “Superior Court”), U.S. Colo filed an amended complaint alleging breach of contract and breach of the covenant of good faith and fair dealing. The amended complaint sought $802,564 in damages for charges paid to us for interconnection services; $70,080,000 in damages for alleged losses of revenue and profits; attorney’s fees, interest, and costs of the suit; and declaratory and injunctive relief.

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

On March 2, 2018, the parties entered into both a Settlement and General Release Agreement pursuant to which U.S. Colo agreed to file a request with the Superior Court to dismiss the case, and an Equity Purchase Agreement pursuant to which we agreed to acquire all of the equity interests of U.S. Colo and its affiliated entities for a purchase price of $8.6 million, inclusive of a previously accrued $2.3 million legal expense, subject to the fulfillment of customary closing conditions (the “U.S. Colo Acquisition”). On March 20, 2018, the Superior Court dismissed the case and on April 20, 2018, we completed the U.S. Colo Acquisition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018, which is accessible on the SEC’s website at www.sec.gov.

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

CORESITE REALTY CORPORATION

Date: April 27, 2018	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)