Form 10-Q
period 2018-06-30
CoreSite Realty Corp
filed 2018-07-27
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock outstanding at July 25, 2018,  was 34,455,347.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Investments in real estate:
Land	$97,636	$97,258
Buildings and improvements	1,689,569	1,561,056
	1,787,205	1,658,314
Less: Accumulated depreciation and amortization	(530,528)	(473,141)
Net investment in operating properties	1,256,677	1,185,173
Construction in progress	146,236	162,903
Net investments in real estate	1,402,913	1,348,076
Operating lease right-of-use assets	181,195	92,984
Cash and cash equivalents	2,834	5,247
Accounts and other receivables, net of allowance for doubtful accounts of $946 and $1,094 as of June 30, 2018, and December 31, 2017, respectively	25,064	28,875
Lease intangibles, net of accumulated amortization of $9,234 and $8,585 as of June 30, 2018, and December 31, 2017, respectively	8,259	6,314
Goodwill	40,646	40,646
Other assets, net	106,187	103,501
Total assets	$1,767,098	$1,625,643

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $6,428 and $4,930 as of June 30, 2018, and December 31, 2017, respectively	$1,030,536	$939,570
Operating lease liabilities	191,494	102,912
Accounts payable and accrued expenses	71,404	77,170
Accrued dividends and distributions	51,760	48,976
Acquired below-market lease contracts, net of accumulated amortization of $5,984 and $5,608 as of June 30, 2018, and December 31, 2017, respectively	3,183	3,504
Unearned revenue, prepaid rent and other liabilities	34,121	34,867
Total liabilities	1,382,498	1,206,999
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 34,459,728 and 34,240,815 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	340	338
Additional paid-in capital	463,887	457,495
Accumulated other comprehensive income	1,291	753
Distributions in excess of net income	(207,048)	(177,566)
Total stockholders' equity	258,470	281,020
Noncontrolling interests	126,130	137,624
Total equity	384,600	418,644
Total liabilities and equity	$1,767,098	$1,625,643

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues:
Data center revenue:
Rental revenue	$74,143	$64,853	$145,176	$129,104
Power revenue	38,986	32,410	75,389	63,271
Interconnection revenue	17,422	15,325	33,982	29,837
Tenant reimbursement and other	3,018	2,329	5,590	4,605
Office, light-industrial and other revenue	2,878	2,969	5,929	5,990
Total operating revenues	136,447	117,886	266,066	232,807
Operating expenses:
Property operating and maintenance	37,861	31,781	71,709	61,007
Real estate taxes and insurance	4,693	3,824	9,630	8,328
Depreciation and amortization	35,558	32,207	69,334	64,545
Sales and marketing	5,369	4,414	10,449	8,917
General and administrative	10,297	9,508	19,482	17,632
Rent	6,547	5,931	12,947	11,893
Transaction costs	19	139	75	139
Total operating expenses	100,344	87,804	193,626	172,461
Operating income	36,103	30,082	72,440	60,346
Interest expense	(8,907)	(5,958)	(16,645)	(11,065)
Income before income taxes	27,196	24,124	55,795	49,281
Income tax benefit (expense)	83	11	50	(86)
Net income	$27,279	$24,135	$55,845	$49,195
Net income attributable to noncontrolling interests	7,890	6,407	16,154	13,091
Net income attributable to CoreSite Realty Corporation	$19,389	$17,728	$39,691	$36,104
Preferred stock dividends	—	(2,085)	—	(4,169)
Net income attributable to common shares	$19,389	$15,643	$39,691	$31,935
Net income per share attributable to common shares:
Basic	$0.57	$0.46	$1.17	$0.95
Diluted	$0.57	$0.46	$1.16	$0.94
Weighted average common shares outstanding
Basic	34,049,391	33,835,727	33,992,792	33,698,022
Diluted	34,220,321	34,053,816	34,183,408	34,009,930

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$27,279	$24,135	$55,845	$49,195
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	224	(323)	833	(10)
Reclassification of other comprehensive income (loss) to interest expense	(44)	170	(76)	467
Comprehensive income	27,459	23,982	56,602	49,652
Comprehensive income attributable to noncontrolling interests	7,942	6,363	16,373	13,224
Comprehensive income attributable to CoreSite Realty Corporation	$19,517	$17,619	$40,229	$36,428

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2018	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	7,056	—	70	—	—	70	(70)	—
Issuance of stock awards, net of forfeitures	198,976	—	—	—	—	—	—	—
Exercise of stock options	12,881	—	219	—	—	219	—	219
Share-based compensation	—	2	6,103	—	—	6,105	—	6,105
Dividends and distributions	—	—	—	—	(69,173)	(69,173)	(27,797)	(96,970)
Net income	—	—	—	—	39,691	39,691	16,154	55,845
Other comprehensive income	—	—	—	538	—	538	219	757
Balance at June 30, 2018	34,459,728	$340	$463,887	$1,291	$(207,048)	$258,470	$126,130	$384,600

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,845	$49,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,334	64,545
Amortization of above/below market leases	(339)	(251)
Amortization of deferred financing costs	1,119	786
Share-based compensation	5,812	4,171
Bad debt expense	(88)	347
Changes in operating assets and liabilities:
Accounts receivable	4,183	3,220
Deferred rent receivable	(2,667)	(2,548)
Deferred leasing costs	(5,976)	(6,758)
Other assets	(2,211)	(8,751)
Accounts payable and accrued expenses	(341)	990
Unearned revenue, prepaid rent and other liabilities	(746)	(722)
Operating leases	442	1,711
Net cash provided by operating activities	124,367	105,935
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(2,667)	(4,809)
Real estate improvements	(107,093)	(85,333)
Acquisition of CH2 land	(4,383)	—
Acquisition of U.S. Colo, net of cash received	(6,298)	—
Net cash used in investing activities	(120,441)	(90,142)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	219	4,678
Proceeds from revolving credit facility	122,500	75,000
Payments on revolving credit facility	(180,036)	(269,000)
Proceeds from unsecured debt	150,000	275,000
Payments of loan fees and costs	(4,837)	(2,410)
Dividends and distributions	(94,185)	(81,156)
Net cash provided by (used in) financing activities	(6,339)	2,112
Net change in cash and cash equivalents	(2,413)	17,905
Cash and cash equivalents, beginning of period	5,247	4,429
Cash and cash equivalents, end of period	$2,834	$22,334
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$15,419	$9,271
Cash paid for operating lease liabilities	$10,628	$10,271
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$26,868	$4,079
Accrual of dividends and distributions	$51,760	$46,180
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$96,790	$8,330

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

 1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of June 30, 2018, the Company owns a 71.1% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others own a 28.9% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the expected results for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Leases

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amends the guidance in former ASC Topic 840, Leases.  The new standard increases transparency and comparability by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

We elected to early adopt the lease standard effective January 1, 2018, concurrent with our adoption of the new revenue recognition standard. The lease standard requires a modified retrospective transition approach as of the January 1, 2016, transition date. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported condensed consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity.

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

Statement of Cash Flows

In August 2016, the FASB issued guidance codified in Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. We adopted this standard effective January 1, 2018, and the provisions of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued guidance codified in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 simplifies hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this standard effective April 1, 2018, with an initial application date of January 1, 2018, using a modified retrospective transition and the provisions of ASU 2017-12 did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Intangibles – Goodwill and Other

In January 2017, the FASB issued guidance codified in ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASU 2017-04 to have a material impact on our condensed consolidated financial statements.

Leases – Targeted Improvements

In January 2018, the FASB proposed an ASU for targeted improvements to lease accounting.  The proposed ASU provides a practical expedient which allows lessors to not separate nonlease components from the related lease components if both the timing and pattern of revenue recognition are the same for the nonlease component(s) and related lease component, and the combined single lease component would be classified as an operating lease. The FASB has deliberated on the comment letters received and approved additional clarifications to the proposed ASU, including allowing lessors to apply the practical expedient to all existing leases on a retrospective or prospective basis. We intend to elect the practical expedient and combine our lease and nonlease components that meet the defined criteria once the FASB issues the ASU. After election of this practical expedient, we plan to adjust our condensed consolidated statements of operations to present our revenues as follows:

	Currently Reported	Anticipated Adjustment	Adjusted Presentation
Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2018
Rental revenue	$74,143	$(74,143)	$—
Power revenue	38,986	(38,986)	—
Tenant reimbursement and other	3,018	(3,018)	—
Rental, power, and related revenue	—	116,147	116,147

Three Months Ended June 30, 2017
Rental revenue	$64,853	$(64,853)	$—
Power revenue	32,410	(32,410)	—
Tenant reimbursement and other	2,329	(2,329)	—
Rental, power, and related revenue	—	99,592	99,592

Six Months Ended June 30, 2018
Rental revenue	$145,176	$(145,176)	$—
Power revenue	75,389	(75,389)	—
Tenant reimbursement and other	5,590	(5,590)	—
Rental, power, and related revenue	—	226,155	226,155

Six Months Ended June 30, 2017
Rental revenue	$129,104	$(129,104)	$—
Power revenue	63,271	(63,271)	—
Tenant reimbursement and other	4,605	(4,605)	—
Rental, power, and related revenue	—	196,980	196,980

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements, in conformity with GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing our standalone selling prices, performance-based equity compensation plans and the carrying values of our real estate properties, goodwill, and accrued liabilities. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.1 million and $0.8 million for the three months ended June 30, 2018, and 2017, respectively. Capitalized interest costs were $2.2 million and $1.4 million for the six months ended June 30, 2018, and 2017, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $30.8 million and $26.7 million for the three months ended June 30, 2018, and 2017, respectively. Depreciation expense was $59.9 million and $53.5 million for the six months ended June 30, 2018, and 2017, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or six months ended June 30, 2018, or 2017.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2018, and December 31, 2017, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or six months ended June 30, 2018, or 2017.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These commissions are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs were  $3.9 million and $4.0  million for the three months ended June 30, 2018, and 2017, respectively. Amortization of initial direct costs was $7.8 million and $8.1  million for the six months ended June 30, 2018, and 2017, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Internal sales commissions	$16,118	$17,402
Third party commissions	10,502	11,802
Other	679	775
Total	$27,299	$29,979

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and six months ended June 30, 2018, and 2017,  no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

Derivative Instruments and Hedging Activities

We reflect all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. For those derivative instruments that are designated and qualify as hedging instruments, we record the gain or loss on the hedging instruments as a component of accumulated other comprehensive income or loss. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See additional discussion in Note 8, Derivatives and Hedging Activities.

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three and six months ended June 30, 2018, and 2017.

Revenue Recognition

We derive our revenues from leases with customers for data center and office and light-industrial space. Our data center leases include rental revenue lease components and nonlease revenue components, such as power.

Data center lease rental revenue and power arrangements are included within a single contract, which requires that we allocate the transaction consideration to each lease and nonlease component on a relative standalone selling price basis. In instances where standalone selling prices are not directly observable, such as when we do not sell the product or service separately, we determine our standalone selling prices by maximizing our use of observable inputs as well as various market conditions. We typically have more than one standalone selling price for individual services due to the variability of the pricing of those services based on market, building, and customer specific conditions. We estimate standalone selling prices based on the contractual prices charged to customers and allocate discounts proportionately when necessary.

Interconnection revenue and other data center services revenue are accounted for as separate contracts that are generally month-to-month or a point-in-time service and are not combined with lease and power arrangements.

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

For our variable power arrangements, a customer pays us variable monthly fees for the specific amount of power utilized at the current utility rates. Customers have the flexibility to increase or decrease the amount of power consumed, and therefore “sub-metered power” revenue is constrained at contract inception. We recognize power revenue each month as the uncertainty related to the consideration is resolved, as power is provided to our customers, and our customers utilize the power.

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

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rent recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At June 30, 2018, and December 31, 2017, the allowance for doubtful accounts totaled $0.9 million and $1.1 million, respectively, on the condensed consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At June 30, 2018, and December 31, 2017, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was $1.5 million at each date.

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

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore, no provision is required in the accompanying condensed consolidated financial statements for federal income taxes with regards to our activities and our subsidiary pass-through entities. The allocable share of taxable income is included in the income tax returns of our stockholders. We are subject to the statutory requirements of the locations in which we conduct business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2018, and December 31, 2017, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at June 30, 2018 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$106,981	$445	$112,580
Chicago(1)	5,493	113,068	5,258	123,819
Denver	—	27,610	1,593	29,203
Los Angeles(2)	28,467	331,820	13,161	373,448
Miami	728	11,745	1,383	13,856
New York	2,729	148,833	35,431	186,993
Northern Virginia	23,679	325,068	70,555	419,302
San Francisco Bay	31,386	624,444	18,410	674,240
Total	$97,636	$1,689,569	$146,236	$1,933,441

(1)

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We expect to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary permits and entitlements.

(2)

On April 20, 2018, we acquired U.S. Colo, a carrier-neutral, network-dense colocation provider, located in Los Angeles, California, for a purchase price of $6.3 million, net of previously accrued legal expense. In connection with the U.S. Colo acquisition, we assumed a leasehold interest of 6,723 square feet at our existing LA1 facility. We also assumed a leasehold interest of 21,850 square feet at a nearby colocation data center facility, which we refer to as LA4.

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Deferred rent receivable	$42,705	$40,038
Initial direct costs	27,299	29,979
Internal-use software	17,665	17,477
Prepaid expenses	6,745	6,770
Corporate furniture, fixtures and equipment	5,686	6,408
Deferred financing costs - revolving credit facility	3,311	957
Other	2,776	1,872
Total	$106,187	$103,501

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms of one year to 11 years, some of which include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was ten years and five years at June 30, 2018, and December 31, 2017, respectively. The weighted-average discount rate was 4.9% and 4.8% at June 30, 2018, and December 31, 2017.

On June 30, 2018, we extended the term of approximately 160,000 NRSF of our existing LA1 space from July 2022 to July 2029. As a result of this modification, we re-measured the lease liability and adjusted the ROU asset by $91.4 million. We also expanded our LA1 facility by leasing an additional 17,238 square feet, which we plan to convert into turn-key data center space. We expect this lease to commence once we obtain control of the space and start construction activities in the second half of 2018 with a lease term through July 2029, concurrent with our existing space. In addition, we assumed a $5.3 million lease liability and ROU asset associated with the acquisition of U.S. Colo in April 2018.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lease expense:
Operating lease expense	$5,418	$5,089	$10,645	$10,178
Variable lease expense	1,129	842	2,302	1,715
Rent expense	$6,547	$5,931	$12,947	$11,893

The future minimum lease payments to be paid under noncancelable leases in effect at June 30, 2018, are as follows (in thousands):

Operating
Period / Year Ending December 31,	Leases
2018	$11,848
2019	24,282
2020	24,651
2021	24,406
2022	24,035
Thereafter	136,507
Total lease payments	$245,729
Less imputed interest	(54,235)
Total	$191,494

6. Contracts with Customers

The future minimum lease payments to be received under noncancelable operating leases and the minimum payments to be received for our fixed contracted power services in effect at June 30, 2018, are as follows (in thousands):

Period / Year Ending December 31,	Rent	Power
2018	$136,873	$37,124
2019	216,169	47,118
2020	149,240	24,945
2021	113,350	13,711
2022	86,292	7,755
Thereafter	170,391	4,561
Total	$872,315	$135,214

In addition to our fixed minimum lease and power service payments, we receive monthly fees for variable power arrangements, interconnection services and tenant reimbursements.

7. Debt

A summary of outstanding indebtedness as of June 30, 2018, and December 31, 2017, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2018	2017
Revolving credit facility	3.54% and 3.11% at June 30, 2018, and December 31, 2017, respectively	April 19, 2022	$111,964	$169,500
2020 Senior unsecured term loan(1)	3.16% and 3.00% at June 30, 2018, and December 31, 2017, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.49% and 3.06% at June 30, 2018, and December 31, 2017, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan(2)	3.34% and 3.04% at June 30, 2018, and December 31, 2017, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan(3)	3.80% at June 30, 2018	April 19, 2023	150,000	—
2023 Senior unsecured notes	4.19% at June 30, 2018, and December 31, 2017, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2018, and December 31, 2017, respectively	April 20, 2024	175,000	175,000
Total principal outstanding		`	1,036,964	944,500
Unamortized deferred financing costs			(6,428)	(4,930)
Total debt			$1,030,536	$939,570

(1)

Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.83% per annum at our current leverage ratio. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2018, is 3.16%. See Note 8 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership has in place a swap agreement with respect to the 2022 Term Loan (as defined below) to swap the variable interest rate associated with $50 million, or 25% of the principal amount of the 2022 Term Loan to a fixed rate of approximately 2.88% per annum at our current leverage ratio as of June 30, 2018. The interest rate on the remaining $150 million of the 2022 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2018, is 3.34%. See Note 8 – Derivatives and Hedging Activities.

(3)

Our Operating Partnership has in place a swap agreement with respect to the 2023 Term Loan (as defined below) to swap the variable interest rate associated with $75 million, or 50% of the principal amount of the 2023 Term Loan, to a fixed rate of approximately 4.12% per annum at our current leverage ratio as of June 30, 2018. The interest rate on the remaining $75 million of the 2023 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2018, is 3.80%. See Note 8 – Derivatives and Hedging Activities.

Revolving Credit Facility

On April 19, 2018, our Operating Partnership and certain subsidiary co-borrowers amended and restated our previous credit agreement, (as amended, the “Amended and Restated Credit Agreement”), in order to provide additional liquidity of $250 million, which was used to pay down a portion of the then-existing current revolving credit facility balance, fund continued development across our portfolio, and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, increased the revolving credit facility from $350 million to $450 million and extended the maturity date from June 24, 2019, to April 19, 2022, with a one-time extension option, which, if exercised, would extend the maturity date to April 19, 2023. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitment under the Amended and Restated Credit Agreement at initial maturity and certain other customary conditions. The Amended and Restated Credit Agreement increased our total commitment from $600 million to $850 million, consisting of a $450 million revolving credit facility, a $150 million senior unsecured term loan scheduled to mature on June 24, 2020, a $100 million senior unsecured term loan scheduled to mature on February 2, 2021, and a new $150 million senior unsecured term loan scheduled to mature on April 19, 2023. See “2020 Senior Unsecured Term Loan,” “2021 Senior Unsecured Term Loan,” and “2023 Senior Unsecured Term Loan” below for a discussion of the $150 million, $100 million, and $150 million term loans, respectively. The Amended and Restated Credit Agreement also increased our accordion feature by $150 million to $350 million, which allows our Operating Partnership to increase the total commitment from $850 million to $1.2 billion, under specified circumstances, including securing capital from new or existing lenders.

Borrowings under the revolving credit facility have been amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 145 basis points to 205 basis points, or (ii) a base rate plus 45 basis points to 105 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2018, our Operating Partnership’s leverage ratio was 24.3% and the interest rate was LIBOR plus 145 basis points.

The total amount available for borrowing under the revolving credit facility,  is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of June 30, 2018, the borrowing capacity was $450.0 million. As of June 30, 2018,  $112.0 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit, and therefore $333.1 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of June 30, 2018, was 24.3%
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of June 30, 2018, was 0.0%
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of June 30, 2018, was 7.9 to 1.0.

The Amended and Restated Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan (each as defined herein), the 2023 Notes, and the 2024 Notes and contains the same financial covenants and other customary restrictive covenants as those debt instruments. In connection with the Amended and Restated Credit Agreement, the revolving credit facility and senior unsecured term loans were amended to remove or change certain financial covenants and other customary restrictive covenants, including removal of covenants limiting distributions (except upon an event of default), incurrence of unhedged variable rate debt, and increases or decreases, as applicable to a number of ratios and other figures in the Amended and Restated Credit Agreement resulting in increased flexibility for our Operating Partnership. As of June 30, 2018, we were in compliance with all of the financial covenants under the Amended and Restated Credit Agreement.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the previous credit agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2018, we were in compliance with all of the financial covenants under the 2020 Term Loan.

As a result of the Amended and Restated Credit Agreement, the borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership's leverage ratio. At June 30, 2018, the Operating Partnership’s leverage ratio was 24.3% and the interest rate was LIBOR plus 140 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the previous credit agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2018, we were in compliance with all of the financial covenants under the 2021 Term Loan.

As a result of the Amended and Restated Credit Agreement, the borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2018, our Operating Partnership’s leverage ratio was 24.3%  and the interest rate was LIBOR plus 140 basis points.

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

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2018, we were in compliance with all of the financial covenants under the 2022 Term Loan.

As a result of the Amended and Restated Credit Agreement, the borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership's leverage ratio. At June 30, 2018, our Operating Partnership’s leverage ratio was 24.3% and the interest rate was LIBOR plus 140 basis points.

2023 Senior Unsecured Term Loan

On April 19, 2018, in connection with, and pursuant to the terms of, the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into the 2023 Term Loan in principal amount of $150 million. The 2023 Term Loan has a five-year term maturing on April 19, 2023. The 2023 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

The borrowings under the 2023 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2018, our Operating Partnership’s leverage ratio was 24.3% and the interest rate was LIBOR plus 140 basis points.

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

Interest is payable semiannually, on the 15th day of June and December of each year, commencing on December 15, 2016. The 2023 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of our Operating Partnership’s subsidiaries that guarantees indebtedness under our Operating Partnership’s Amended and Restated Credit Agreement (the “Subsidiary Guarantors”).

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

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2024 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same terms and financial covenants as the Amended and Restated Credit Agreement. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of June 30, 2018, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2024 Note Purchase Agreement was amended to, among other things, conform to the same terms and financial covenants as the Amended and Restated Credit Agreement. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of June 30, 2018, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due (in thousands):

Year Ending December 31,
2018	$—
2019	—
2020	150,000
2021	100,000
2022	311,964
Thereafter	475,000
Total principal outstanding	1,036,964
Unamortized deferred financing costs	(6,428)
Total debt, net	$1,030,536

8. Derivatives and Hedging Activities

On April 19, 2018, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2018, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 4.12% per annum.

On April 21, 2017, we terminated $50 million of our previously existing $100 million five-year interest rate swap agreement that reduces our exposure to variability in cash flows relating to interest payments based on one-month LIBOR variable rate debt, resulting in a remaining $50 million interest rate swap effective through January 31, 2019, at approximately 2.88% and 2.98% per annum as of June 30, 2018, and December 31, 2017.

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2015, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 2.83% and 2.93% per annum as of June 30, 2018, and December 31, 2017.  All interest rate swap agreements were designated for hedge accounting.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized gain or loss on derivative contracts were a gain of $0.2 million and a loss of $0.3 million for the three months ended June 30, 2018, and 2017, respectively, and were a gain of $0.8 million and a loss of less than $0.1 million for the six months ended June 30, 2018, and 2017, respectively. The amounts reclassified from other comprehensive income (loss) to interest expense on the condensed consolidated statements of operations were less than ($0.1) million and $0.2 million for the three months ended June 30, 2018, and 2017, respectively, and were ($0.1) million and $0.5 million for the six months ended June 30, 2018, and 2017, respectively. Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was $8.9 million and $6.0 million for the three months ended June 30, 2018, and 2017, respectively, and $16.6 million and $11.1 million for the six months ended June 30, 2018, and 2017, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve  months, beginning July 1, 2018, we estimate that $0.7 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $1.9 million and $1.1 million in derivative assets recognized in other assets in our condensed consolidated balance sheets as of June 30, 2018, and December 31, 2017, respectively.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the six months ended June 30, 2018:

Declaration Date	Record Date	Payment Date	Common Stock
March 9, 2018	March 29, 2018	April 16, 2018	$0.98
May 24, 2018	June 29, 2018	July 16, 2018	1.03
Total			$2.01

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

The following table shows the common ownership interests in our Operating Partnership as of June 30, 2018, and December 31, 2017:

	June 30, 2018		December 31, 2017
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	33,986,299	71.1%	33,826,264	71.0%
Noncontrolling interests	13,829,280	28.9	13,836,336	29.0
Total	47,815,579	100.0%	47,662,600	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the six months ended June 30, 2018, we issued 160,035 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units for the six months ended June 30,  2018, received distributions of $2.01 per unit, payable in correlation with declared dividends on common stock.

The redemption value of the noncontrolling interests at June 30, 2018, was $1.5 billion based on the closing price of the Company’s common stock of $110.82 per share on the last trading day prior to that date.

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

As of June 30, 2018,  2,844,780  shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013.

The following table sets forth stock option activity under the 2010 Plan for the six months ended June 30, 2018:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2017	67,789	$19.12
Granted	—	—
Exercised	(12,881)	17.04
Forfeited	—	—
Expired	—	—
Options outstanding, June 30, 2018	54,908	$19.60

As of June 30, 2018, all stock option awards are fully vested.

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

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2017	289,843	$70.71
Granted	150,727	97.15
Forfeited	(21,669)	82.36
Vested	(112,937)	63.52
Unvested balance, June 30, 2018	305,964	$85.56

As of June 30, 2018, total unearned compensation on restricted stock awards and RSUs was approximately $22.6 million, and the weighted-average vesting period was 2.7 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2017	38,694	130,843	84,769	$84.63
Granted	10,667	74,670	42,669	100.93
Performance adjustment (1)	33,403	—	16,702	—
Forfeited	—	—	—	—
Vested	(32,003)	(32,003)	(32,003)	61.22
Unvested balance, June 30, 2018	50,761	173,510	112,137	$96.54

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of June 30, 2018, total unearned compensation on PSAs was approximately $6.2 million, and the weighted-average vesting period was 2.3 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the six months ended June 30, 2018, and 2017.

	Six Months Ended June 30,
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common shares	$19,389	$15,643	$39,691	$31,935
Weighted-average common shares outstanding - basic	34,049,391	33,835,727	33,992,792	33,698,022
Effect of potentially dilutive common shares:
Stock options	48,720	76,968	51,267	117,550
Unvested awards	122,210	141,121	139,349	194,358
Weighted-average common shares outstanding - diluted	34,220,321	34,053,816	34,183,408	34,009,930
Net income per share attributable to common shares
Basic	$0.57	$0.46	$1.17	$0.95
Diluted	$0.57	$0.46	$1.16	$0.94

In the calculations above, we have excluded weighted-average potentially dilutive securities of 908 and 562 for the three months ended June 30, 2018, and 2017, respectively, and 105,829 and 92,260 for the six months ended June 30, 2018, and 2017, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of June 30, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1,037.0 million and $944.5 million as of June 30, 2018, and December 31, 2017, respectively, with a fair value of $1,039.0 million and $946.6 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At June 30, 2018, we had open commitments related to construction contracts of approximately $170.4 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At June 30, 2018, we had open commitments related to these contracts of approximately $99.6 million, of which $1.5 million is scheduled to be met during the remainder of the year ended December 31, 2018.

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

We deliver secure, reliable, high-performance data center and interconnection solutions to a growing customer ecosystem across eight key North American communication markets. More than 1,350 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose us to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

Our Portfolio

As of June 30, 2018, our property portfolio included 21 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.1 million net rentable square feet (“NRSF”), of which over 2.4 million NRSF is existing data center space. The approximately 1.4 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of June 30, 2018:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,230	85,932	84.7%	—	—%	85,932	84.7%	—	85,932
SV2	8,118	76,676	91.1	—	—	76,676	91.1	—	76,676
Santa Clara campus	70,482	538,615	99.2	76,885	71.5	615,500	95.8	175,000	790,500
San Francisco Bay Total	84,830	701,223	96.6	76,885	71.5	778,108	94.1	175,000	953,108
Los Angeles
One Wilshire campus
LA1*	31,006	145,776	96.3	—	—	145,776	96.3	27,590	173,366
LA2	42,383	356,774	93.0	39,925	—	396,699	83.6	28,191	424,890
LA3	—	—	—	—	—	—	—	180,000	180,000
LA4*	1,561	21,850	90.0	—	—	21,850	90.0	—	21,850
Los Angeles Total(6)	74,950	524,400	93.8	39,925	—	564,325	87.2	235,781	800,106
Northern Virginia
VA1	27,956	198,632	87.5	3,087	—	201,719	86.2	—	201,719
VA2	19,325	188,446	89.5	—	—	188,446	89.5	—	188,446
VA3	1,041	52,758	100.0	26,413	0.4	79,171	66.8	—	79,171
DC1*	3,206	22,137	77.1	—	—	22,137	77.1	—	22,137
DC2*	—	—	—	—	—	—	—	24,563	24,563
Reston Campus Expansion(7)	—	—	—	—	—	—	—	573,975	573,975
Northern Virginia Total	51,528	461,973	89.2	29,500	0.4	491,473	83.9	598,538	1,090,011
New York
NY1*	5,794	48,404	80.2	—	—	48,404	80.2	—	48,404
NY2	14,442	101,742	89.8	18,121	—	119,863	76.2	116,388	236,251
New York Total	20,236	150,146	86.7	18,121	—	168,267	77.4	116,388	284,655
Chicago
CH1	19,711	178,407	93.3	—	—	178,407	93.3	—	178,407
CH2	—	—	—	—	—	—	—	175,000	175,000
Chicago Total	19,711	178,407	93.3	—	—	178,407	93.3	175,000	353,407
Boston
BO1	18,930	180,057	96.7	13,735	—	193,792	89.9	59,884	253,676
Denver
DE1*	3,250	9,813	99.0	19,971	19.1	29,784	45.5	—	29,784
DE2*	456	5,140	93.5	—	—	5,140	93.5	—	5,140
Denver Total	3,706	14,953	97.1	19,971	19.1	34,924	52.5	—	34,924
Miami
MI1	1,453	30,176	61.0	—	—	30,176	61.0	13,154	43,330
Total Data Center Facilities	$275,344	2,241,335	93.0%	198,137	29.7%	2,439,472	87.9%	1,373,745	3,813,217

Office and Light-Industrial(8)	8,257	361,575	78.2	—	—	361,575	78.2	—	361,575
Reston Office and Light-Industrial(7)	1,933	136,421	100.0	—	—	136,421	100.0	(136,421)	—

Total Portfolio	$285,534	2,739,331	91.4%	198,137	29.7%	2,937,468	87.3%	1,237,324	4,174,792

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (as defined herein).

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of June 30, 2018, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $292.3 million as of June 30, 2018, which includes $6.8 million in operating expense reimbursements under modified gross and triple-net leases.

(5)

Includes customer leases that have commenced and are occupied as of June 30, 2018. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of June 30, 2018. The percent occupied for stabilized data center space would have been 93.7%, rather than 93.0%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 88.3%, rather than 87.3%, if all leases signed in current and prior periods had commenced.

(6)

On April 20, 2018, we acquired U.S. Colo, a carrier-neutral, network-dense colocation provider, located in Los Angeles, California, for a purchase price of $6.3 million, net of previously accrued legal expense. In connection with the U.S. Colo acquisition, we assumed a leasehold interest of 6,723 NRSF at our existing LA1 facility, which is included as part of the total NRSF at our LA1 operating property. We also assumed a leasehold interest of 21,850 NRSF at a nearby colocation data center facility, which we refer to as LA4. In addition, on June 30, 2018, we expanded our LA1 facility by an additional 17,238 NRSF, in which we plan to convert into turn-key data center space, and is currently held for development.

(7)	Included within our Reston Campus Expansion held for development space is 136,421 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2016, excluding space for which development was completed and became available to be leased after December 31, 2016. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the June 30, 2018, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2017, and 2016, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$12,001	85,932	84.7%	234,238	79.5%	320,170	80.9%
SV2	8,118	76,676	91.1	—	—	76,676	91.1
Santa Clara campus	70,505	615,500	95.8	712	95.0	616,212	95.8
San Francisco Bay Total	90,624	778,108	94.1	234,950	79.5	1,013,058	90.7
Los Angeles
One Wilshire campus
LA1*	30,721	139,053	96.4	4,373	75.6	143,426	95.7
LA2	37,953	304,710	91.8	7,029	100.0	311,739	92.0
Los Angeles Total	68,674	443,763	93.2	11,402	90.6	455,165	93.2
Northern Virginia
VA1	29,037	198,633	87.5	61,050	89.1	259,683	87.9
VA2	19,366	188,446	89.5	—	—	188,446	89.5
VA3	1,635	52,758	100.0	—	—	52,758	—
DC1*	3,206	22,137	77.1	—	—	22,137	77.1
Reston Campus Expansion	1,323	—	—	136,421	100.0	136,421	100.0
Northern Virginia Total	54,567	461,974	89.2	197,471	96.6	659,445	91.5
New York
NY1*	5,808	48,404	80.2	209	100.0	48,613	80.3
NY2	14,897	101,742	89.8	20,735	49.3	122,477	82.9
New York Total	20,705	150,146	86.7	20,944	49.8	171,090	82.2
Chicago
CH1	19,806	178,407	93.3	4,946	76.1	183,353	92.8
Boston
BO1	19,253	180,057	96.7	19,495	80.2	199,552	95.1
Denver
DE1*	1,462	5,878	98.4	—	—	5,878	98.4
DE2*	456	5,140	93.5	—	—	5,140	93.5
Denver Total	1,918	11,018	96.1	—	—	11,018	96.1
Miami
MI1	1,482	30,176	61.0	1,934	74.7	32,110	61.8
Total Facilities at June 30, 2018(3)	$277,029	2,233,649	92.1%	491,142	85.4%	2,724,791	90.9%

Total Facilities at December 31, 2017	$268,713		91.7%		85.6%		90.6%

Total Facilities at December 31, 2016	$244,623		87.4%		83.7%		86.7%

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
(3)

The percent occupied for data center space, office and light-industrial space, and total space would have been 93.6%,  85.5% and 92.1%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $277.0 million at June 30, 2018, compared to $268.7 million at December 31, 2017. The increase of $8.3  million is primarily due to the commencement of new and expansion leases signed at higher rental rates and increases in rental rates upon the renewal of leases, partially offset by the move-out of other customers.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of June 30, 2018:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Santa Clara campus
SV8(3)	58,000	117,000	175,000
San Francisco Bay Total	58,000	117,000	175,000
One Wilshire campus
LA1(4)	—	27,590	27,590
LA2	28,191	—	28,191
LA3(3)	—	180,000	180,000
Los Angeles Total	28,191	207,590	235,781
Northern Virginia
DC2	24,563	—	24,563
Reston Campus Expansion(5)	49,837	524,138	573,975
Northern Virginia Total	74,400	524,138	598,538
New York
NY2	—	116,388	116,388
Chicago
CH2(3)	—	175,000	175,000
Boston
BO1	—	59,884	59,884
Miami
MI1	—	13,154	13,154
Total Facilities(6)	160,591	1,213,154	1,373,745

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

(4)

On June 30, 2018, we executed a LA1 lease amendment to extend our term and, among other things, expand our premises by an additional 17,238 NRSF. The 17,238 NRSF is currently held for development and we plan to convert into turn-key data center space.

(5)

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

(6)

In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the six months ended June 30, 2018 (in thousands):

Six Months Ended
June 30, 2018
Data center expansion	$104,703
Non-recurring investments	3,287
Tenant improvements	2,893
Recurring capital expenditures	6,823
Total capital expenditures	$117,706

During the six months ended June 30, 2018, we incurred approximately $117.7 million of capital expenditures, of which approximately $104.7 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the six months ended June 30, 2018, we completed development of four computer rooms at LA2, one computer room at VA3, two computer rooms at DE1, and one computer room at NY2.  As of June 30, 2018, we have ongoing development projects at VA3, DC2, LA2, and SV8 scheduled to complete at various times during the years ending December 31, 2018, and 2019.  The following table sets forth capital expenditures spent on data center NRSF placed into service during the six months ended June 30, 2018, or under construction as of June 30, 2018:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
VA3	$37,199	26,413	49,837
DE1	9,592	15,630	—
NY2	8,349	18,121	—
LA2	8,137	87,263	28,191
DC2	6,540	—	24,563
LA1/LA4(1)	6,310	28,573	—
CH2(2)	5,256	—	—
SV8	3,935	—	58,000
Other	19,385	—	—
Total	$104,703	176,000	160,591

(1)

On April 20, 2018, we acquired U.S. Colo, a carrier-neutral, network-dense colocation provider, located in Los Angeles, California, for a purchase price of $6.3 million. In connection with the U.S. Colo acquisition, we assumed a leasehold interest of 6,723 NRSF at our existing LA1 facility, which is included as part of the total NRSF at our LA1 operating property. We also acquired a leasehold interest of 21,850 NRSF at a nearby colocation data center facility, which we refer to as LA4.

(2)

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We expect to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary permits and entitlements.

During the six months ended June 30, 2018, we incurred approximately $3.3 million in non-recurring investments, of which $1.7 million is a result of internal information technology software development and the remaining $1.6 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the six months ended June 30, 2018, we incurred approximately $2.9 million in tenant improvements which relates to tenant-specific power installations at various properties.

During the six months ended June 30, 2018, we incurred approximately $6.8 million of recurring capital expenditures within our portfolio, of which $1.4 million relates to the replacement and upgrade of an existing chiller system at our LA2 facility, $1.1 million relates to the replacement and upgrade of a generator at our MI1 facility, and the remaining $4.3 million is for other required equipment upgrades that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 667 and 1,123 data center leases representing approximately 9.3% and 20.0% of the NRSF in our operating data center portfolio which are scheduled to expire during the remainder of 2018 and the year ending December 31, 2019, respectively. These leases represent current annualized rent of $47.8 million and $83.0 million with annualized rental rates of $174 per NRSF and $141 per NRSF expiring during the remainder of 2018 and the year ending December 31, 2019, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of June 30, 2018, we had approximately 456,000 NRSF of unoccupied or under construction data center space of which approximately 56,000 NRSF is leased with a future commencement date. The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 28.7% of our total operating NRSF and 35.2% of our total annualized rent. During the six months ended June 30, 2018, we entered into new and expansion leases totaling approximately 95,000 NRSF. The following table summarizes our leasing activity during the six months ended June 30, 2018:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)	NRSF(2)	Rates(3)		Growth(4)
New/expansion leases commenced	June 30, 2018	145	$6,531	33,938	$192
	March 31, 2018	129	16,184	81,636	184	(5)

New/expansion leases signed	June 30, 2018	143	$10,352	65,037	$178	(5)
	March 31, 2018	136	7,067	29,624	239

Renewal leases signed	June 30, 2018	289	$19,646	143,017	$137		5.7%
	March 31, 2018	243	20,213	118,876	170		11.5

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
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
(5)

During the second quarter of 2017, we signed a customer lease that commenced in the first quarter of 2018, which included contractual payments to reserve dedicated expansion space. The contractual reservation payments were included within GAAP annualized rent, but were excluded in calculating the GAAP annualized rent per leased NRSF rate. During the second quarter of 2018, the customer exercised its option to expand into the reserved expansion space. The second quarter of 2018 GAAP annualized rent signed includes only the incremental contractual payments; however, the rent per leased NRSF rate includes the entire GAAP annualized rent amount.

Results of Operations

Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2018, and 2017. A summary of our operating results for the three months ended June 30, 2018, and 2017, is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Operating revenue	$136,447	$117,886	$18,561	15.7%
Operating expense	100,344	87,804	12,540	14.3
Operating income	36,103	30,082	6,021	20.0
Interest expense	8,907	5,958	2,949	49.5
Net income	27,279	24,135	3,144	13.0

Operating Revenue

Operating revenue during the three months ended June 30, 2018, and 2017, was as follows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Data center revenue:
Rental revenue	$74,143	$64,853	$9,290	14.3%
Power revenue	38,986	32,410	6,576	20.3
Interconnection revenue	17,422	15,325	2,097	13.7
Tenant reimbursement and other	3,018	2,329	689	29.6
Total data center revenue	133,569	114,917	18,652	16.2
Office, light-industrial and other revenue	2,878	2,969	(91)	(3.1)
Total operating revenues	$136,447	$117,886	$18,561	15.7%

A majority of the increase in operating revenues was due to a $15.9 million, or 16.3%, increase in data center rental and power revenue during the three months ended June 30, 2018, compared to the 2017 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 189,000 NRSF at an average rental rate of $204 per NRSF during the twelve months ended June 30, 2018. The increase in operating revenues was also attributable to  lease renewals of approximately 421,000 NRSF at a rent growth rate of 8.7% during the twelve months ended June 30, 2018. This increase was partially offset by the move-out of customer leases totaling approximately 88,000 NRSF at an average rental rate of $150 per NRSF during the twelve months ended June 30, 2018.

In addition, interconnection revenue increased $2.1 million, or 13.7%, during the three months ended June 30, 2018, compared to the 2017 period. The increase is primarily a result of a  11.0% increase in the volume of cross connects from new and existing customers during the twelve months ended June 30, 2018, and revenue increases resulting from customers migrating to our higher priced fiber cross connect product.

Operating Expenses

Operating expenses during the three months ended June 30, 2018, and 2017, were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Property operating and maintenance	$37,861	$31,781	$6,080	19.1%
Real estate taxes and insurance	4,693	3,824	869	22.7
Depreciation and amortization	35,558	32,207	3,351	10.4
Sales and marketing	5,369	4,414	955	21.6
General and administrative	10,297	9,508	789	8.3
Rent	6,547	5,931	616	10.4
Transaction costs	19	139	(120)	(86.3)
Total operating expenses	$100,344	$87,804	$12,540	14.3%

Property operating and maintenance expense increased $6.1 million, or 19.1%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended June 30, 2018, which resulted in an 8.4% increase in occupied data center NRSF, partially offset by improvements in energy efficiency. In addition, maintenance expense increased due to 173,000 NRSF of data center space being placed into service during the twelve months ended June 30, 2018, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service.

Real estate taxes and insurance increased $0.9 million, or 22.7%, during the three months ended June 30, 2018, compared to the 2017 period, primarily as a result of increased real estate tax assessments at our Northern Virginia campus.

Depreciation and amortization expense increased $3.4 million, or 10.4%, during the three months ended June 30, 2018, compared to the 2017 period, as a result of an increase in depreciation expense from approximately 173,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $122.7 million.

Sales and marketing expense increased $1.0 million, or 21.6%, during the three months ended June 30, 2018, compared to the 2017 period,  primarily as a result of our adoption of the new lease accounting standard, which no longer allows us to capitalize approximately $0.3 million of internal sales employees’ compensation and payroll-related fringe benefits that are not incremental costs of signing a lease. Refer to Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies for additional information. There was also an increase in payroll and benefits expense due to increased headcount.

Interest Expense

Interest expense for the three months ended June 30, 2018, and 2017, is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Interest expense and fees	$9,439	$6,374	$3,065	48.1%
Amortization of deferred financing costs	553	417	136	32.6
Capitalized interest	(1,085)	(833)	(252)	30.3
Total interest expense	$8,907	$5,958	$2,949	49.5%
Percent capitalized	10.9%	12.3%

Interest expense increased $2.9 million during the three months ended June 30, 2018, compared to the 2017 period, primarily as a result of the increase in overall debt outstanding and increased interest rates. The total principal debt outstanding was $1.0 billion and $775.0 million as of June 30, 2018, and 2017, respectively. Our daily weighted average interest rate increased from 3.17% during the three months ended June 30, 2017, to 3.55% during the three months ended June 30, 2018.

Six Months Ended June 30, 2018, Compared to the Six Months Ended June 30, 2017

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2018, and 2017. A summary of our operating results for the six months ended June 30, 2018, and 2017, is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Operating revenue	$266,066	$232,807	$33,259	14.3%
Operating expense	193,626	172,461	21,165	12.3
Operating income	72,440	60,346	12,094	20.0
Interest expense	16,645	11,065	5,580	50.4
Net income	55,845	49,195	6,650	13.5

Operating Revenue

Operating revenue during the six months ended June 30, 2018, and 2017, was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Data center revenue:
Rental revenue	$145,176	$129,104	$16,072	12.4%
Power revenue	75,389	63,271	12,118	19.2
Interconnection revenue	33,982	29,837	4,145	13.9
Tenant reimbursement and other	5,590	4,605	985	21.4
Total data center revenue	260,137	226,817	33,320	14.7
Office, light-industrial and other revenue	5,929	5,990	(61)	(1.0)
Total operating revenues	$266,066	$232,807	$33,259	14.3%

A majority of the increase in operating revenues was due to a $28.2 million, or 14.7%, increase in data center rental and power revenue during the six months ended June 30, 2018, compared to the 2017 period. The increase in data center rental and power revenue is due primarily to the commencement of new and expansion leases of approximately 189,000 NRSF at an average rental rate of $204 per NRSF during the twelve months ended June 30, 2018. The increase in operating revenues was also attributable to lease renewals of approximately 421,000 NRSF at a rent growth rate of 8.7% during the twelve months ended June 30, 2018. This increase was partially offset by the move-out of customer leases totaling approximately 88,000 NRSF at an average rental rate of $150 per NRSF during the twelve months ended June 30, 2018.

In addition, interconnection revenue increased $4.1 million, or 13.9%, during the six months ended June 30, 2018, compared to the 2017 period. The increase is primarily a result of a 11.0% increase in the volume of cross connects from new and existing customers during the twelve months ended June 30, 2018, and revenue increases resulting from customers migrating to our higher priced fiber cross connect product.

Operating Expenses

Operating expenses during the six months ended June 30, 2018, and 2017, were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Property operating and maintenance	$71,709	$61,007	$10,702	17.5%
Real estate taxes and insurance	9,630	8,328	1,302	15.6
Depreciation and amortization	69,334	64,545	4,789	7.4
Sales and marketing	10,449	8,917	1,532	17.2
General and administrative	19,482	17,632	1,850	10.5
Rent	12,947	11,893	1,054	8.9
Transaction costs	75	139	(64)	(46.0)
Total operating expenses	$193,626	$172,461	$21,165	12.3%

Property operating and maintenance expense increased $10.7 million, or 17.5%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended June 30, 2018, which resulted in an 8.4% increase in occupied data center NRSF, partially offset by improvements in energy efficiency. In addition, maintenance expense increased due to 173,000 NRSF of data center space being placed into service during the twelve months ended June 30, 2018, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service.

Real estate taxes and insurance increased $1.3 million, or 15.6%, during the six months ended June 30, 2018,  compared to the 2017 period, primarily as a result of increased real estate tax assessments at our Northern Virginia campus.

Depreciation and amortization expense increased $4.8 million, or 7.4%, during the six months ended June 30, 2018, compared to the 2017 period, as a result of an increase in depreciation expense from approximately 173,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $122.7 million.

Sales and marketing expense increased $1.5 million, or 17.2%, during the six months ended June 30, 2018, compared to the 2017 period, as a result of our adoption of the new lease accounting standard, which no longer allows us to capitalize approximately $0.6 million of internal sales employees’ compensation and payroll-related fringe benefits that are not incremental costs of signing a lease. Refer to Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies for additional information. There was also an increase in payroll and benefits expense due to increased headcount.

General and administrative expense increased $1.9 million, or 10.5%, during the six months ended June 30, 2018, compared to the 2017 period, as a result of increased software license fees and payroll and benefits expenses.

Interest Expense

Interest expense for the six months ended June 30, 2018, and 2017, is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Interest expense and fees	$17,714	$11,672	$6,042	51.8%
Amortization of deferred financing costs	1,119	786	333	42.4
Capitalized interest	(2,188)	(1,393)	(795)	57.1
Total interest expense	$16,645	$11,065	$5,580	50.4%
Percent capitalized	11.6%	11.2%

Interest expense increased $5.6 million during the six months ended June 30, 2018, compared to the 2017 period, primarily as a result of the increase in overall debt outstanding and increased interest rates. The total principal debt outstanding was $1.0 billion and $775.0 million as of June 30, 2018, and 2017, respectively. Our daily weighted average interest rate increased from 3.03% during the six months ended June 30, 2017, to 3.47% during the six months ended June 30, 2018.

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

Operating Activities

Net cash provided by operating activities was $124.4 million for the six months ended June 30, 2018, compared to $105.9 million for the six months ended June 30, 2017. The increase of $18.4 million, or 17%, was primarily due to the commencement of new and expansion leases of approximately 189,000 NRSF at an average rental rate of $204 per NRSF, and the lease renewals of approximately 421,000 NRSF at a rent growth rate of 8.7%.

Investing Activities

Net cash used in investing activities increased by $30.3 million, or 34%, to $120.4 million for the six months ended June 30, 2018, compared to $90.1 million for the six months ended June 30, 2017. This increase was due primarily to higher construction spend on our VA3, DE1, NY2 and LA2 properties and the acquisition of CH2 land and U.S. Colo during the six months ended June 30, 2018, compared to construction spending on active development projects during the six months ended June 30, 2017.

Financing Activities

Net cash used in financing activities was $6.3 million during the six months ended June 30, 2018, compared net cash provided by financing activities of $2.1 million during the six months ended June 30, 2017.

During the six months ended June 30, 2018,  we received cash proceeds from the 2023 Term Loan, as defined below, of $150.0 million and we made net cash payments towards the revolving credit facility of $57.5 million.

During the six months ended June 30, 2017, we received cash proceeds from the 2022 Term Loan and the 2024 Notes of $275.0 million and we made net cash payments towards the revolving credit facility of $194.0 million.

We paid $94.2 million in dividends and distributions on our common stock and Operating Partnership units during the six months ended June 30, 2018, compared to $81.2 million during the six months ended June 30, 2017, as a result of an increase in our six month dividend from $1.70 per share or unit paid during the six months ended June 30, 2017, to $2.01 per share and unit paid during the six months ended June 30, 2018.

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

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs, including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common stockholders and holders of our common Operating Partnership units during the next twelve months.

As of June 30, 2018, we had $2.8 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $325 million to $375 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the remaining estimated capital required to fund our current expansion projects under construction as of June 30, 2018, shown in the table below, as well as commencement of the first phases of development at CH2 and LA3, which we plan to begin during the second half of 2018:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Per	Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	NRSF	Leased
TKD(1)
DC2	Northern Virginia	Q4 2018	24,563	$10,945	$20,000	$814	—%
VA3 Phase 1B(2)	Northern Virginia	Q1 2019	49,837	40,399	106,700	2,141	—
LA2	Los Angeles	Q2 2019	28,191	—	21,000	745	100.0
SV8(2)	San Francisco Bay	Q3 2019	58,000	4,917	127,000	2,190	—
Total TKD			160,591	$56,261	$274,700		17.6%

Deferred Expansion Capital			—	1,298	1,800

Total			160,591	$57,559	$276,500

(1)

Turn-Key Data Center (“TKD”) estimated development costs include two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project. Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers.

(2)	Includes a portion of the cost of infrastructure to support later phases of the development.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash on hand, cash provided by operations and by incurring additional indebtedness.

On April 19, 2018, our Operating Partnership and certain subsidiary co-borrowers amended and restated our previous credit agreement (as amended, the “Amended and Restated Credit Agreement”), in order to provide additional liquidity of $250 million, which was used to pay down a portion of the current revolving credit facility balance, to fund continued development across our portfolio, and for general corporate purposes.  The Amended and Restated Credit Agreement, among other things, (i) increases the revolving credit facility from $350 million to $450 million, (ii) extends the maturity of the revolving credit facility from June 24, 2019, to April 19, 2022, with a one year extension option, and (iii) establishes a $150 million senior unsecured term loan maturing April 19, 2023 (the “2023 Term Loan”), which increases our total commitment under the Amended and Restated Credit Agreement from $600 million to $850 million. The accordion feature under the Amended and Restated Credit Agreement was also increased by $150 million to $350 million, which allows our Operating Partnership to increase the total commitment from $850 million to $1.2 billion, under specified circumstances, including securing capital from new or existing lenders. Refer to Item 1. Financial Statements — Note 7 — Debt for additional information.

The total amount available for borrowing under our revolving credit facility is equal to the lesser of $450.0 million or the availability calculated on our unencumbered asset pool. As of June 30, 2018, there was $112.0 million of borrowings outstanding, and $4.9 million outstanding under letters of credit. Therefore, $333.1 million remained available for us to borrow under our revolving credit facility as of June 30, 2018.

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

Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of June 30, 2018, and December 31, 2017, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2018	2017
Revolving credit facility	3.54% and 3.11% at June 30, 2018, and December 31, 2017, respectively	April 19, 2022	$111,964	$169,500
2020 Senior unsecured term loan	3.16% and 3.00% at June 30, 2018, and December 31, 2017, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.49% and 3.06% at June 30, 2018, and December 31, 2017, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.34% and 3.04% at June 30, 2018, and December 31, 2017, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan	3.80% at June 30, 2018	April 19, 2023	150,000	—
2023 Senior unsecured notes	4.19% at June 30, 2018, and December 31, 2017, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2018, and December 31, 2017, respectively	April 20, 2024	175,000	175,000
Total principal outstanding			1,036,964	944,500
Unamortized deferred financing costs			(6,428)	(4,930)
Total debt			$1,030,536	$939,570

As of June 30, 2018, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of June 30, 2018, and December 31, 2017, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, subsequent debt financing, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$27,279	$24,135	$55,845	$49,195
Real estate depreciation and amortization	34,245	30,879	66,678	61,908
FFO	61,524	55,014	122,523	111,103
Preferred stock dividends	—	(2,085)	—	(4,169)
FFO attributable to common shares and units	$61,524	$52,929	$122,523	$106,934
FFO per common share and OP unit - diluted	$1.28	$1.10	$2.55	$2.23

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

We have made distributions every quarter since our initial public offering. During the six months ended June 30, 2018, we declared a dividend of $2.01 per common stock and Operating Partnership Unit as of June 30, 2018. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2018, we had $712 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of June 30, 2018, we have three interest rate swap agreements in place to fix the interest rate on $200 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $512 million of variable rate debt outstanding as of June 30, 2018. See additional discussion in Item 1. Financial Statements — Note 8 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $512 million unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $5.1 million per year.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(4)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1

Fourth Amended and Restated Credit Agreement, dated April 19, 2018, among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, the other lenders party thereto, Regions Bank, TD Securities (USA) LLC and Wells Fargo Securities, as co-documentation agents, RBC Capital Markets LLC, as syndication agent, and KeyBanc Capital Markets, Regions Capital Markets, RBC Capital Markets LLC, TD Securities (USA) LLC and Wells Fargo Securities, as joint lead arrangers and joint book managers.(5)

10.2

First Amendment to Amended and Restated Term Loan Agreement, dated April 19, 2018, among CoreSite, L.P., as borrower, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, the other lenders party thereto and the guarantors party thereto.(5)

10.3	First Amendment, dated June 12, 2018, among CoreSite, L.P., CoreSite Realty Corporation and the noteholders party thereto, to that certain Note Purchase Agreement, dated as of June 15, 2016.(6)

10.4	First Amendment, dated June 12, 2018, among CoreSite, L.P., CoreSite Realty Corporation and the noteholders party thereto, to that certain Note Purchase Agreement, dated as of April 20, 2017.(6)

10.5	Seventh Amendment to Lease, dated June 30, 2018, between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.).(7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2012.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2018.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2018.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: July 27, 2018	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)