Form 10-Q
period 2018-09-30
CoreSite Realty Corp
filed 2018-10-26
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock outstanding at October 24, 2018, was 36,698,529.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Investments in real estate:
Land	$97,636	$97,258
Buildings and improvements	1,701,832	1,561,056
	1,799,468	1,658,314
Less: Accumulated depreciation and amortization	(560,650)	(473,141)
Net investment in operating properties	1,238,818	1,185,173
Construction in progress	199,776	162,903
Net investments in real estate	1,438,594	1,348,076
Operating lease right-of-use assets	194,732	92,984
Cash and cash equivalents	5,306	5,247
Accounts and other receivables, net of allowance for doubtful accounts of $401 and $1,094 as of September 30, 2018, and December 31, 2017, respectively	24,458	28,875
Lease intangibles, net of accumulated amortization of $8,762 and $8,585 as of September 30, 2018, and December 31, 2017, respectively	7,578	6,314
Goodwill	40,646	40,646
Other assets, net	106,906	103,501
Total assets	$1,818,220	$1,625,643

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $6,021 and $4,930 as of September 30, 2018, and December 31, 2017, respectively	$1,073,479	$939,570
Operating lease liabilities	204,424	102,912
Accounts payable and accrued expenses	88,232	77,170
Accrued dividends and distributions	51,840	48,976
Acquired below-market lease contracts, net of accumulated amortization of $6,159 and $5,608 as of September 30, 2018, and December 31, 2017, respectively	2,954	3,504
Unearned revenue, prepaid rent and other liabilities	33,666	34,867
Total liabilities	1,454,595	1,206,999
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 36,698,420 and 34,240,815 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	363	338
Additional paid-in capital	487,848	457,495
Accumulated other comprehensive income	1,758	753
Distributions in excess of net income	(226,184)	(177,566)
Total stockholders' equity	263,785	281,020
Noncontrolling interests	99,840	137,624
Total equity	363,625	418,644
Total liabilities and equity	$1,818,220	$1,625,643

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$118,590	$103,952	$344,745	$300,932
Interconnection revenue	17,701	16,201	51,683	46,038
Office, light-industrial and other revenue	2,889	2,915	8,818	8,905
Total operating revenues	139,180	123,068	405,246	355,875
Operating expenses:
Property operating and maintenance	41,161	37,091	112,870	98,098
Real estate taxes and insurance	4,699	2,622	14,329	10,950
Depreciation and amortization	36,264	32,077	105,598	96,622
Sales and marketing	5,180	4,643	15,629	13,560
General and administrative	10,074	9,759	29,556	27,391
Rent	7,329	6,077	20,276	17,970
Transaction costs	—	—	75	139
Total operating expenses	104,707	92,269	298,333	264,730
Operating income	34,473	30,799	106,913	91,145
Interest expense	(9,433)	(6,447)	(26,078)	(17,512)
Income before income taxes	25,040	24,352	80,835	73,633
Income tax (expense) benefit	(20)	(64)	30	(150)
Net income	$25,020	$24,288	$80,865	$73,483
Net income attributable to noncontrolling interests	6,420	6,446	22,574	19,537
Net income attributable to CoreSite Realty Corporation	$18,600	$17,842	$58,291	$53,946
Preferred stock dividends	—	(2,084)	—	(6,253)
Net income attributable to common shares	$18,600	$15,758	$58,291	$47,693
Net income per share attributable to common shares:
Basic	$0.52	$0.47	$1.69	$1.41
Diluted	$0.52	$0.46	$1.68	$1.40
Weighted average common shares outstanding
Basic	35,512,091	33,878,881	34,504,790	33,758,971
Diluted	35,721,478	34,114,169	34,693,835	34,033,842

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$25,020	$24,288	$80,865	$73,483
Other comprehensive income (loss):
Unrealized gain on derivative contracts	523	41	1,356	31
Reclassification of other comprehensive income (loss) to interest expense	(69)	87	(145)	554
Comprehensive income	25,474	24,416	82,076	74,068
Comprehensive income attributable to noncontrolling interests	6,534	6,483	22,907	19,707
Comprehensive income attributable to CoreSite Realty Corporation	$18,940	$17,933	$59,169	$54,361

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2018	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	2,257,056	23	20,817	127	—	20,967	(20,967)	—
Issuance of stock awards, net of forfeitures	187,668	—	—	—	—	—	—	—
Exercise of stock options	12,881	—	219	—	—	219	—	219
Share-based compensation	—	2	9,317	—	—	9,319	—	9,319
Dividends and distributions	—	—	—	—	(106,909)	(106,909)	(39,724)	(146,633)
Net income	—	—	—	—	58,291	58,291	22,574	80,865
Other comprehensive income	—	—	—	878	—	878	333	1,211
Balance at September 30, 2018	36,698,420	$363	$487,848	$1,758	$(226,184)	$263,785	$99,840	$363,625

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,865	$73,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,598	96,622
Amortization of above/below market leases	(494)	(428)
Amortization of deferred financing costs	1,756	1,231
Share-based compensation	8,864	6,545
Bad debt expense	(300)	1,003
Changes in operating assets and liabilities:
Accounts receivable	5,001	(3,867)
Deferred rent receivable	(2,930)	(3,161)
Deferred leasing costs	(9,140)	(9,956)
Other assets	(5,342)	(10,385)
Accounts payable and accrued expenses	6,274	3,758
Unearned revenue, prepaid rent and other liabilities	(1,201)	(5,841)
Operating leases	(215)	1,980
Net cash provided by operating activities	188,736	150,984
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(4,191)	(6,281)
Real estate improvements	(160,269)	(108,548)
Acquisition of SV8 land	—	(12,158)
Acquisition of CH2 land	(4,383)	—
Acquisition of U.S. Colo, net of cash received	(6,298)	—
Net cash used in investing activities	(175,141)	(126,987)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	219	4,820
Proceeds from revolving credit facility	184,036	107,000
Payments on revolving credit facility	(199,036)	(282,000)
Proceeds from unsecured debt	150,000	275,000
Payments of loan fees and costs	(4,986)	(2,410)
Dividends and distributions	(143,769)	(126,154)
Net cash used in financing activities	(13,536)	(23,744)
Net change in cash and cash equivalents	59	253
Cash and cash equivalents, beginning of period	5,247	4,429
Cash and cash equivalents, end of period	$5,306	$4,682
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$21,209	$12,310
Cash paid for operating lease liabilities	$18,116	$15,441
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$37,816	$17,303
Accrual of dividends and distributions	$51,840	$46,523
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$114,989	$8,330

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the  business of owning, acquiring, constructing and operating data centers. As of September 30, 2018, the Company owns a 75.8% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others own a 24.2% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the expected results for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The standard provides guidance for our nonlease revenue components. We adopted this standard effective January 1, 2018, using the cumulative effect method. The adoption did not result in a cumulative catch-up adjustment to opening equity and does not change the recognition pattern of our operating revenues. Under the standard, disclosures are required to provide information on the nature, amount, timing, and uncertainty of revenue, certain costs, and cash flows arising from contracts with customers. See additional discussion below and in Note 6, Lease Revenue.

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

We elected to early adopt the lease standard effective January 1, 2018, concurrent with our adoption of the new revenue recognition standard. The lease standard requires a modified retrospective transition approach as of the January 1, 2016, transition date. We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

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

As a lessor, our recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees related to the execution of successful lease agreements no longer meet the definition of initial direct costs under the new standard and will be accounted for as a sales and marketing expense or general and administrative expense in our condensed consolidated statements of operations. As a result of electing the package of practical expedients described above, existing leases, including the allocation of consideration between lease and nonlease components, and related initial direct costs have not been reassessed prior to the effective date and therefore adoption of the lease standard did not have an impact on our previously reported condensed consolidated statements of operations for initial direct costs.

In July 2018, the FASB issued guidance codified in Accounting Standards Update (“ASU”) 2018-11, Leases – Targeted Improvements.  The ASU provides a practical expedient, which allows lessors to combine nonlease components with the related lease components if both the timing and pattern of transfer are the same for the nonlease component(s) and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606 if the nonlease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. We elected the practical expedient to combine our lease and nonlease components that meet the defined criteria and will account for the combined lease component under ASC 842 on a retrospective basis. As a result of electing this practical expedient, we have adjusted our condensed consolidated statements of operations to present our data center revenues as follows:

	Previous Presentation	ASU 2018-11 Adjustment	Adjusted Presentation
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2018
Rental revenue	$74,321	$(74,321)	$—
Power revenue	40,967	(40,967)	—
Tenant reimbursement and other	3,302	(3,302)	—
Rental, power, and related revenue	—	118,590	118,590

Three Months Ended September 30, 2017
Rental revenue	$66,657	$(66,657)	$—
Power revenue	35,110	(35,110)	—
Tenant reimbursement and other	2,185	(2,185)	—
Rental, power, and related revenue	—	103,952	103,952

Nine Months Ended September 30, 2018
Rental revenue	$219,497	$(219,497)	$—
Power revenue	116,356	(116,356)	—
Tenant reimbursement and other	8,892	(8,892)	—
Rental, power, and related revenue	—	344,745	344,745

Nine Months Ended September 30, 2017
Rental revenue	$195,761	$(195,761)	$—
Power revenue	98,381	(98,381)	—
Tenant reimbursement and other	6,790	(6,790)	—
Rental, power, and related revenue	—	300,932	300,932

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

Fair Value Measurement

In August 2018, the FASB issued guidance codified in ASU 2018-13,  Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the overall usefulness of disclosures to financial statement users and reduces unnecessary costs in preparing fair value measurement disclosures. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASU 2018-13 to have a material impact on our condensed consolidated financial statements.

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued guidance codified in ASU 2018-15,  Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The standard will be effective, on either a prospective or retrospective basis, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU 2018-15 and whether the provisions will have a material impact on our condensed consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $1.3 million and $0.8 million for the three months ended September 30, 2018, and 2017, respectively. Capitalized interest costs were $3.5 million and $2.2 million for the nine months ended September 30, 2018, and 2017, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $31.4 million and $27.0 million for the three months ended September 30, 2018, and 2017, respectively. Depreciation expense was $91.3 million and $80.5 million for the nine months ended September 30, 2018, and 2017, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or nine months ended September 30, 2018, or 2017.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2018, and December 31, 2017, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or nine months ended September 30, 2018, or 2017.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These commissions are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs were $4.0 million and $4.1 million for the three months ended September 30, 2018, and 2017, respectively. Amortization of initial direct costs were $11.8 million and $12.2 million for the nine months ended September 30, 2018, and 2017, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Internal sales commissions	$15,037	$17,402
Third party commissions	10,021	11,802
Other	640	775
Total	$25,698	$29,979

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis, which approximates the effective-interest method, over the term of the indebtedness and the amortization is included as a component of interest expense. Depending on the type of debt instrument, deferred financing costs are reported either in other assets or as a direct deduction from the carrying amount of the related debt liabilities in our condensed consolidated balance sheets.

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and nine months ended September 30, 2018, and 2017,  no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment was recognized related to internal-use software in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018, and 2017.

Revenue Recognition

Rental, Power, and Related Revenue

We derive our revenues from leases with customers for data center and office and light-industrial space. Our leases include rental revenue lease components and nonlease revenue components, such as power and tenant reimbursements. We have elected to combine all of our nonlease revenue components that have the same pattern of transfer as the related operating lease component into a single combined lease component.

Our leases with customers are classified as operating leases and rental revenue is recognized on a straight-line basis over the customer lease term. Occasionally, our customer leases include options to extend or terminate the lease agreements. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing rental revenue unless we are reasonably certain the customer will exercise these extension or termination options. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent receivable within other assets on our condensed consolidated balance sheets.

In general, we provide two power products for our data center leased space, consisting of a fixed (breakered-amperage) and variable (sub-metered) model. Customer power arrangements are coterminous with the customer’s underlying lease and have the same pattern of transfer over the lease term and are therefore combined with lease revenue within our condensed consolidated statements of operations. For variable power arrangements, a customer pays us variable monthly fees for the specific amount of power utilized at the current utility rates. We recognize variable power revenue each month as the uncertainty related to the consideration is resolved, as power is provided to our customers, and our customers utilize the power.

Some of our leases contain provisions under which our customers reimburse us for common area maintenance and other executory costs. These customer reimbursements are variable and are recognized in the period that the expenses are recognized. These services have the same pattern of transfer over the lease term and are also combined with lease revenue within our condensed consolidated statements of operations.

We also provide other data center support services to our customers, which are generally provided to customers at a point in time. We recognize revenue each month as these services are delivered to and utilized by our customers.

Interconnection Revenue

We also derive revenue from interconnection services, which are generally contracted on a month-to-month basis cancellable by the customer at any time. Interconnection services are accounted for as separate contracts and are not combined with lease and power arrangements. We recognize interconnection revenue each month as these services are delivered to, and utilized by, our customers.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At September 30, 2018, and December 31, 2017, the allowance for doubtful accounts totaled $0.4 million and $1.1 million, respectively, on the condensed consolidated balance sheets.

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate space and are included within operating lease ROU assets and operating lease liabilities on the condensed consolidated balance sheets. We elected the practical expedient to combine our lease and related nonlease components for our lessee building leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At September 30, 2018, and December 31, 2017, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was $1.6 million and $1.5 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2018, and December 31, 2017, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2015.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at September 30, 2018 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$107,605	$994	$113,753
Chicago(1)	5,493	113,697	7,580	126,770
Denver	—	30,008	255	30,263
Los Angeles(2)	28,467	334,035	20,602	383,104
Miami	728	13,982	7	14,717
New York	2,729	149,941	35,953	188,623
Northern Virginia	23,679	326,350	92,990	443,019
San Francisco Bay	31,386	626,214	41,395	698,995
Total	$97,636	$1,701,832	$199,776	$1,999,244

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

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Deferred rent receivable	$42,967	$40,038
Initial direct costs	25,698	29,979
Internal-use software	17,611	17,477
Prepaid expenses	9,270	6,770
Corporate furniture, fixtures and equipment	5,370	6,408
Deferred financing costs - revolving credit facility	3,098	957
Other	2,892	1,872
Total	$106,906	$103,501

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms of one year to 11 years, some of which include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was ten years and five years at September 30, 2018, and December 31, 2017, respectively. The weighted-average discount rate was 4.9% and 4.8% at September 30, 2018, and December 31, 2017.

During the nine months ended September 30, 2018, we extended the term of approximately 170,000 NRSF of our existing LA1 space from July 2022 to July 2029 and expanded our LA1 facility by leasing an additional 17,238 square feet, which we plan to develop into turn-key data center space. As a result of this lease modification, we remeasured the lease liability and adjusted the ROU asset by $109.6 million and $109.1 million, respectively. In addition, we assumed a $5.3 million lease liability and ROU asset associated with the acquisition of U.S. Colo in April 2018.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lease expense:
Operating lease expense	$6,144	$5,078	$16,789	$15,256
Variable lease expense	1,185	999	3,487	2,714
Rent expense	$7,329	$6,077	$20,276	$17,970

The future minimum lease payments to be paid under noncancelable leases in effect at September 30, 2018, are as follows (in thousands):

Operating
Period / Year Ending December 31,	Leases
2018	$4,221
2019	25,725
2020	26,662
2021	26,392
2022	25,995
Thereafter	153,753
Total lease payments	$262,748
Less imputed interest	(58,324)
Total	$204,424

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lease revenue:
Minimum lease revenue	$98,294	$88,323	$291,488	$259,537
Variable lease revenue	23,185	18,544	62,075	50,300
Total lease revenue	$121,479	$106,867	$353,563	$309,837

The future minimum lease payments to be received under noncancelable data center, office, light-industrial, and other operating leases in effect at September 30, 2018, are as follows (in thousands):

Period / Year Ending December 31,	Lease Payments
2018	$87,868
2019	293,440
2020	201,259
2021	149,168
2022	104,563
Thereafter	188,149
Total	$1,024,447

7. Debt

A summary of outstanding indebtedness as of September 30, 2018, and December 31, 2017, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2018	2017
Revolving credit facility	3.71% and 3.11% at September 30, 2018, and December 31, 2017, respectively	April 19, 2022	$154,500	$169,500
2020 Senior unsecured term loan(1)	3.24% and 3.00% at September 30, 2018, and December 31, 2017, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.66% and 3.06% at September 30, 2018, and December 31, 2017, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan(2)	3.47% and 3.04% at September 30, 2018, and December 31, 2017, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan(3)	3.89% at September 30, 2018	April 19, 2023	150,000	—
2023 Senior unsecured notes	4.19% at September 30, 2018, and December 31, 2017, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at September 30, 2018, and December 31, 2017, respectively	April 20, 2024	175,000	175,000
Total principal outstanding		`	1,079,500	944,500
Unamortized deferred financing costs			(6,021)	(4,930)
Total debt			$1,073,479	$939,570

(1)

Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below), effective through May 5, 2020, to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.83% per annum at our current leverage ratio as of September 30, 2018. The interest rate on the remaining $75 million of the 2020 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2018, is 3.24%. See Note 8 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership has in place a swap agreement with respect to the 2022 Term Loan (as defined below), effective through January 31, 2019, to swap the variable interest rate associated with $50 million, or 25% of the principal amount of the 2022 Term Loan to a fixed rate of approximately 2.88% per annum at our current leverage ratio as of September 30, 2018. The interest rate on the remaining $150 million of the 2022 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2018, is 3.47%. See Note 8 – Derivatives and Hedging Activities.

(3)

Our Operating Partnership has in place a swap agreement with respect to the 2023 Term Loan (as defined below), effective through April 5, 2023, to swap the variable interest rate associated with $75 million, or 50% of the principal amount of the 2023 Term Loan, to a fixed rate of approximately 4.12% per annum at our current leverage ratio as of September 30, 2018. The interest rate on the remaining $75 million of the 2023 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2018, is 3.89%. See Note 8 – Derivatives and Hedging Activities.

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

Borrowings under the revolving credit facility have been amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 145 basis points to 205 basis points, or (ii) a base rate plus 45 basis points to 105 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2018, our Operating Partnership’s leverage ratio was 24.8% and the interest rate was LIBOR plus 145 basis points.

The total amount available for borrowing under the revolving credit facility,  is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of September 30, 2018, the borrowing capacity was $450.0 million. As of September 30, 2018,  $154.5 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit, and therefore $290.6 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of September 30, 2018, was 24.8%
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of September 30, 2018, was 0.0%
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of September 30, 2018, was 7.4 to 1.0.

The Amended and Restated Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, and the 2024 Notes (each as defined herein) and contains the same financial covenants and other customary restrictive covenants as those debt instruments. In connection with the Amended and Restated Credit Agreement, the revolving credit facility and senior unsecured term loans were amended to remove or change certain financial covenants and other customary restrictive covenants, including removal of covenants limiting distributions (except upon an event of default), incurrence of unhedged variable rate debt, and increases or decreases, as applicable to a number of ratios and other figures in the Amended and Restated Credit Agreement resulting in increased flexibility for our Operating Partnership. As of September 30, 2018, we were in compliance with all of the financial covenants under the Amended and Restated Credit Agreement.

2020 Senior Unsecured Term Loan

On June 24, 2015, in connection with, and pursuant to the terms of, the previous credit agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2020 Term Loan”). The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021

Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2018, we were in compliance with all of the financial covenants under the 2020 Term Loan.

As a result of the Amended and Restated Credit Agreement, the borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership's leverage ratio. At September 30, 2018, the Operating Partnership’s leverage ratio was 24.8% and the interest rate was LIBOR plus 140 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, pursuant to the terms of the previous credit agreement, we partially exercised the accordion feature and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2018, we were in compliance with all of the financial covenants under the 2021 Term Loan.

As a result of the Amended and Restated Credit Agreement, the borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2018, our Operating Partnership’s leverage ratio was 24.8% and the interest rate was LIBOR plus 140 basis points.

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

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2018, we were in compliance with all of the financial covenants under the 2022 Term Loan.

As a result of the Amended and Restated Credit Agreement, the borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership's leverage ratio. At September 30, 2018, our Operating Partnership’s leverage ratio was 24.8% and the interest rate was LIBOR plus 140 basis points.

2023 Senior Unsecured Term Loan

On April 19, 2018, in connection with, and pursuant to the terms of, the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into the 2023 Term Loan in principal amount of $150 million (the “2023 Term Loan”). The 2023 Term Loan has a five-year term maturing on April 19, 2023. The 2023 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2018, we were in compliance with all of the financial covenants under the 2023 Term Loan.

The borrowings under the 2023 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2018, our Operating Partnership’s leverage ratio was 24.8% and the interest rate was LIBOR plus 140 basis points.

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

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2024 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same terms and financial covenants as the Amended and Restated Credit Agreement. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of September 30, 2018, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2024 Note Purchase Agreement was amended to, among other things, conform to the same terms and financial covenants as the Amended and Restated Credit Agreement. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of September 30, 2018, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due (in thousands):

Year Ending December 31,
2018	$—
2019	—
2020	150,000
2021	100,000
2022	354,500
Thereafter	475,000
Total principal outstanding	1,079,500
Unamortized deferred financing costs	(6,021)
Total debt, net	$1,073,479

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

On April 21, 2017, we terminated $50 million of our previously existing $100 million five-year interest rate swap agreement that reduces our exposure to variability in cash flows relating to interest payments based on one-month LIBOR variable rate debt, resulting in a remaining $50 million interest rate swap effective through January 31, 2019, at approximately 2.88% and 2.98% per annum as of September 30, 2018, and December 31, 2017.

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2015, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 2.83% and 2.93% per annum as of September 30, 2018, and December 31, 2017.  All interest rate swap agreements were designated for hedge accounting.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized gain or loss on derivative contracts were gains  of  $0.5 million and less than  $0.1 million for the three months ended September 30, 2018, and 2017, respectively, and were gains  of  $1.4 million and less than  $0.1 million for the nine months ended September 30, 2018, and 2017, respectively. The amounts reclassified from other comprehensive income (loss) to interest expense on the condensed consolidated statements of operations were  ($0.1) million and  $0.1 million for the three months ended September 30, 2018, and 2017, respectively, and were  ($0.1) million and  $0.6 million for the nine months ended September 30, 2018, and 2017, respectively. Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was  $9.4 million and  $6.4 million for the three months ended September 30, 2018, and 2017, respectively, and  $26.1 million and  $17.5 million for the nine months ended September 30, 2018, and 2017, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve  months, beginning October 1, 2018, we estimate that $0.9 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $2.3 million and $1.1 million in derivative assets recognized in other assets in our condensed consolidated balance sheets as of September 30, 2018, and December 31, 2017, respectively.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the nine months ended September 30, 2018:

Declaration Date	Record Date	Payment Date	Common Stock
March 9, 2018	March 29, 2018	April 16, 2018	$0.98
May 24, 2018	June 29, 2018	July 16, 2018	1.03
August 31, 2018	September 28, 2018	October 15, 2018	1.03
Total			$3.04

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

The following table shows the common ownership interests in our Operating Partnership as of September 30, 2018, and December 31, 2017:

	September 30, 2018		December 31, 2017
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	36,245,285	75.8%	33,826,264	71.0%
Noncontrolling interests	11,579,280	24.2	13,836,336	29.0
Total	47,824,565	100.0%	47,662,600	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the nine months ended September 30, 2018, we issued 169,021 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $3.04 per unit during the nine months ended September 30, 2018, payable in correlation with declared dividends on shares of our common stock.

During the nine months ended September 30, 2018, 2,257,056 common Operating Partnership units held by The Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the sale of 2,257,056 shares of our common stock. This redemption was recorded as a $21.0 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the condensed consolidated balance sheets.

The redemption value of the noncontrolling interests at September 30, 2018, was $1.3 billion based on the closing price of the Company’s common stock of $111.14 per share on the last trading day prior to that date.

11. Equity Incentive Plan

Our Board of Directors adopted and, with the approval of our stockholders, amended the 2010 Equity Incentive Plan (as amended, the “2010 Plan”) in 2013. The 2010 Plan is administered by the Compensation Committee of our Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock that are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of September 30, 2018,  2,855,456  shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

The following table sets forth stock option activity under the 2010 Plan for the nine months ended September 30, 2018:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2017	67,789	$19.12
Granted	—	—
Exercised	(12,881)	17.04
Forfeited	—	—
Expired	—	—
Options outstanding, September 30, 2018	54,908	$19.60

As of September 30, 2018, all stock option awards are fully vested.

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

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2017	289,843	$70.71
Granted	153,219	96.95
Forfeited	(35,271)	83.56
Vested	(122,500)	64.39
Unvested balance, September 30, 2018	285,291	$85.93

As of September 30, 2018, total unearned compensation on restricted stock awards and RSUs was approximately $19.3 million, and the weighted-average vesting period was 2.5 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2017	38,694	130,843	84,769	$84.63
Granted	10,729	75,104	42,917	101.03
Performance adjustment (1)	33,403	—	16,702	—
Forfeited	—	—	—	—
Vested	(32,003)	(32,003)	(32,003)	61.22
Unvested balance, September 30, 2018	50,823	173,944	112,385	$96.58

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of September 30, 2018, total unearned compensation on PSAs was approximately $5.4 million, and the weighted-average vesting period was 2.1 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the nine months ended September 30, 2018, and 2017.

	Nine Months Ended September 30,
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shares	$18,600	$15,758	$58,291	$47,693
Weighted-average common shares outstanding - basic	35,512,091	33,878,881	34,504,790	33,758,971
Effect of potentially dilutive common shares:
Stock options	45,453	59,201	49,349	98,660
Unvested awards	163,934	176,087	139,696	176,211
Weighted-average common shares outstanding - diluted	35,721,478	34,114,169	34,693,835	34,033,842
Net income per share attributable to common shares
Basic	$0.52	$0.47	$1.69	$1.41
Diluted	$0.52	$0.46	$1.68	$1.40

In the calculations above, we have excluded weighted-average potentially dilutive securities of 1,003 and 1,205 for the three months ended September 30, 2018, and 2017, respectively, and 121,373 and 109,953 for the nine months ended September 30, 2018, and 2017, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of September 30, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1,079.5 million and $944.5 million as of September 30, 2018, and December 31, 2017, respectively, with a fair value of $1,071.2 million and $946.6 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At September 30, 2018, we had open commitments related to construction contracts of approximately  $189.6 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At September 30, 2018, we had open commitments related to these contracts of approximately  $76.9 million, of which $1.3 million is scheduled to be met during the remainder of the year ended December 31, 2018.

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

Our Portfolio

As of September 30, 2018, our property portfolio included 21 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.4 million net rentable square feet (“NRSF”), of which over 2.4 million NRSF is existing data center space. The approximately 1.7 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of September 30, 2018:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,363	85,932	85.1%	—	—%	85,932	85.1%	—	85,932
SV2	8,162	76,676	91.0	—	—	76,676	91.0	—	76,676
Santa Clara campus	75,524	615,500	98.4	—	—	615,500	98.4	175,000	790,500
San Francisco Bay Total	90,049	778,108	96.2	—	—	778,108	96.2	175,000	953,108
Los Angeles
One Wilshire campus
LA1*	30,660	145,776	95.1	—	—	145,776	95.1	27,590	173,366
LA2	42,439	356,774	90.7	39,925	—	396,699	81.6	28,191	424,890
LA3	—	—	—	—	—	—	—	180,000	180,000
LA4*	1,549	21,850	84.0	—	—	21,850	84.0	—	21,850
Los Angeles Total(6)	74,648	524,400	91.7	39,925	—	564,325	85.2	235,781	800,106
Northern Virginia
VA1	28,077	198,632	87.9	3,087	—	201,719	86.6	—	201,719
VA2	20,134	188,446	93.7	—	—	188,446	93.7	—	188,446
VA3	1,041	52,758	100.0	26,413	0.4	79,171	66.8	—	79,171
DC1*	3,139	22,137	75.2	—	—	22,137	75.2	—	22,137
DC2*	—	—	—	—	—	—	—	24,563	24,563
Reston Campus Expansion(7)	—	—	—	—	—	—	—	860,975	860,975
Northern Virginia Total	52,391	461,973	91.1	29,500	0.4	491,473	85.6	885,538	1,377,011
New York
NY1*	5,909	48,404	81.5	—	—	48,404	81.5	—	48,404
NY2	14,237	101,742	86.8	18,121	—	119,863	73.7	116,388	236,251
New York Total	20,146	150,146	85.1	18,121	—	168,267	75.9	116,388	284,655
Chicago
CH1	19,201	178,407	89.9	—	—	178,407	89.9	—	178,407
CH2	—	—	—	—	—	—	—	175,000	175,000
Chicago Total	19,201	178,407	89.9	—	—	178,407	89.9	175,000	353,407
Boston
BO1	19,129	180,057	97.1	13,735	16.9	193,792	91.4	59,884	253,676
Denver
DE1*	3,877	9,813	98.1	19,971	27.6	29,784	50.9	—	29,784
DE2*	469	5,140	95.1	—	—	5,140	95.1	—	5,140
Denver Total	4,346	14,953	97.1	19,971	27.6	34,924	57.4	—	34,924
Miami
MI1	1,063	30,176	47.7	—	—	30,176	47.7	13,154	43,330
Total Data Center Facilities	$280,973	2,318,220	92.4%	121,252	6.6%	2,439,472	88.1%	1,660,745	4,100,217

Office and Light-Industrial(8)	8,219	361,575	77.9	—	—	361,575	77.9	—	361,575
Reston Office and Light-Industrial(7)	1,951	136,421	100.0	—	—	136,421	100.0	(136,421)	—

Total Portfolio	$291,143	2,816,216	90.9%	121,252	6.6%	2,937,468	87.4%	1,524,324	4,461,792

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of September 30, 2018, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $297.3 million as of September 30, 2018, which includes $6.2 million in operating expense reimbursements under modified gross and triple-net leases.

(5)

Includes customer leases that have commenced and are occupied as of September 30, 2018. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of September 30, 2018. The percent occupied for stabilized data center space would have been 93.4%, rather than 92.4%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 89.1%, rather than 87.4%, if all leases signed in current and prior periods had commenced.

(6)

On April 20, 2018, we acquired U.S. Colo, a carrier-neutral, network-dense colocation provider, located in Los Angeles, California, for a purchase price of $6.3 million, net of previously accrued legal expense. In connection with the U.S. Colo acquisition, we assumed a leasehold interest of 6,723 NRSF at our existing LA1 facility, which is included as part of the total NRSF at our LA1 operating property. We also assumed a leasehold interest of 21,850 NRSF at a nearby colocation data center facility, which we refer to as LA4. In addition, on June 30, 2018, we expanded our LA1 facility by leasing an additional 17,238 NRSF, in which we plan to convert into turn-key data center space, and is currently held for development.

(7)	Included within our Reston Campus Expansion held for development space is 136,421 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2016, excluding space for which development was completed and became available to be leased after December 31, 2016. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the September 30, 2018, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2017, and 2016, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$12,139	85,932	85.1%	234,238	79.5%	320,170	81.0%
SV2	8,162	76,676	91.0	—	—	76,676	91.0
Santa Clara campus	75,547	615,500	98.4	712	95.0	616,212	98.4
San Francisco Bay Total	95,848	778,108	96.2	234,950	79.5	1,013,058	92.3
Los Angeles
One Wilshire campus
LA1*	30,398	139,053	95.4	4,373	75.6	143,426	94.8
LA2	37,195	304,710	89.1	7,029	100.0	311,739	89.4
Los Angeles Total	67,593	443,763	91.1	11,402	90.6	455,165	91.1
Northern Virginia
VA1	29,183	198,633	87.9	61,050	91.2	259,683	88.7
VA2	20,176	188,446	93.7	—	—	188,446	93.7
VA3	1,652	52,758	100.0	43,899	100.0	96,657	100.0
DC1*	1,325	—	—	92,522	100.0	92,522	100.0
Reston Campus Expansion	3,139	22,137	75.2	—	—	22,137	75.2
Northern Virginia Total	55,475	461,974	91.1	197,471	97.3	659,445	92.9
New York
NY1*	5,923	48,404	81.5	209	100.0	48,613	81.6
NY2	14,698	101,742	86.8	20,735	49.3	122,477	80.5
New York Total	20,621	150,146	85.1	20,944	49.8	171,090	80.8
Chicago
CH1	19,230	178,407	89.9	4,946	42.1	183,353	88.6
Boston
BO1	19,222	180,057	97.1	19,495	79.9	199,552	95.4
Denver
DE1*	1,454	5,878	96.8	—	—	5,878	96.8
DE2*	469	5,140	95.1	—	—	5,140	95.1
Denver Total	1,923	11,018	96.0	—	—	11,018	96.0
Miami
MI1	1,076	30,176	47.7	1,934	37.5	32,110	47.0
Total Facilities at September 30, 2018(3)	$280,988	2,233,649	92.3%	491,142	85.1%	2,724,791	91.0%

Total Facilities at December 31, 2017	$268,713		91.7%		85.6%		90.6%

Total Facilities at December 31, 2016	$244,623		87.4%		83.7%		86.7%

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
(3)

The percent occupied for data center space, office and light-industrial space, and total space would have been 93.3%,  88.2% and 92.3%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $281.0 million at September 30, 2018, compared to $268.7 million at December 31, 2017. The increase of $12.3 million is primarily due to the commencement of new and expansion leases signed at higher rental rates and increases in rental rates upon the renewal of leases, partially offset by the move-out of other customers.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of September 30, 2018:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Santa Clara campus
SV8(3)	58,000	117,000	175,000
San Francisco Bay Total	58,000	117,000	175,000
One Wilshire campus
LA1(4)	—	27,590	27,590
LA2	28,191	—	28,191
LA3(3)	—	180,000	180,000
Los Angeles Total	28,191	207,590	235,781
Northern Virginia
DC2	24,563	—	24,563
Reston Campus Expansion(5)	49,837	811,138	860,975
Northern Virginia Total	74,400	811,138	885,538
New York
NY2	—	116,388	116,388
Chicago
CH2(3)	—	175,000	175,000
Boston
BO1	—	59,884	59,884
Miami
MI1	—	13,154	13,154
Total Facilities(6)	160,591	1,500,154	1,660,745

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

(5)

During the third quarter of 2018, our entitlement application for our Reston Campus Expansion was approved, which allows us to build an additional 287,000 NRSF. In total the Reston Campus Expansion project is estimated to deliver approximately 890,000 NRSF of incremental data center capacity (of which 26,413 NRSF was placed into service during the first quarter of 2018 and 49,837 NRSF is under construction) across multiple phases and as existing light-industrial / flex office leases expire and customers vacate. These estimates are subject to change based on current economic conditions and the supply and demand dynamics of the market.

(6)

In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the nine months ended September 30, 2018 (in thousands):

Nine Months Ended
September 30, 2018
Data center expansion	$164,979
Non-recurring investments	5,024
Tenant improvements	4,315
Recurring capital expenditures	10,155
Total capital expenditures	$184,473

During the nine months ended September 30, 2018, we incurred approximately $184.5 million of capital expenditures, of which approximately $165.0 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the nine months ended September 30, 2018, we completed development of four computer rooms at LA2, one computer room at VA3, two computer rooms at DE1, and one computer room at NY2.  As of September 30, 2018, we have ongoing development projects at VA3, DC2, LA2, and SV8 scheduled to complete at various times during the years ending December 31, 2018, and 2019. The following table sets forth capital expenditures spent on data center NRSF placed into service during the nine months ended September 30, 2018, or under construction as of September 30, 2018:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction
VA3	$53,925	26,413	49,837
DE1	10,361	15,630	—
NY2	8,432	18,121	—
LA2	9,488	87,263	28,191
DC2	12,325	—	24,563
LA1/LA4(1)	6,381	28,573	—
CH2(2)	7,567	—	—
SV8	26,286	—	58,000
Other	30,214	—	—
Total	$164,979	176,000	160,591

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

Our aggregate NRSF available to lease in Chicago, Los Angeles, New York, Santa Clara and Northern Virginia, which historically have comprised our top five markets as measured by annualized rent, is currently lower than our historical NRSF available to lease in these markets as a percentage of total portfolio NRSF. We expect the data center projects currently under development in these markets, as set forth in the table above, as well as other projects held for development such as CH2 and LA3, to increase our aggregate NRSF available to lease in these markets during 2019 and

2020. The lower NRSF available to lease in these markets may compress our revenue and earnings growth rates until such time the additional NRSF under construction becomes available to lease and is leased up sufficiently to generate positive income and cash flow from such properties.

During the nine months ended September 30, 2018, we incurred approximately $5.0 million in non-recurring investments, of which $2.5 million is a result of internal information technology software development and the remaining $2.5 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the nine months ended September 30, 2018, we incurred approximately $4.3 million in tenant improvements, which relates to tenant-specific power installations at various properties.

During the nine months ended September 30, 2018, we incurred approximately $10.2 million of recurring capital expenditures within our portfolio, of which $1.4 million relates to the replacement and upgrade of an existing chiller system at our LA2 facility, $1.8 million relates to the replacement and upgrade of a generator at our MI1 facility, and the remaining $7.0 million is for other required equipment upgrades at our various facilities that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 327 and 1,338 data center leases representing approximately 5.7% and 20.8% of the NRSF in our operating data center portfolio which are scheduled to expire during the remainder of 2018 and the year ending December 31, 2019, respectively. These leases represent current annualized rent of $32.5 million and $87.9 million with annualized rental rates of $193 per NRSF and $144 per NRSF expiring during the remainder of 2018 and the year ending December 31, 2019, respectively.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of September 30, 2018, we had approximately 451,000 NRSF of unoccupied or under construction data center space of which approximately 55,000 NRSF is leased with a future commencement date. The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 29.6% of our total operating NRSF and 35.5% of our total annualized rent. During the nine months ended September 30, 2018, we entered into new and expansion leases totaling approximately 126,000 NRSF. The following table summarizes our leasing activity during the nine months ended September 30, 2018:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)		Growth(5)
New/expansion leases commenced	September 30, 2018	127	$5,869	36,576	$160
	June 30, 2018	145	6,531	33,938	192
	March 31, 2018	129	16,184	81,636	184	(6)

New/expansion leases signed	September 30, 2018	120	$6,057	31,330	$193
	June 30, 2018	143	10,352	65,037	178	(6)
	March 31, 2018	136	7,067	29,624	239

Renewal leases signed	September 30, 2018	300	$16,192	97,682	$166		5.8%
	June 30, 2018(7)	288	17,643	128,386	137		5.4
	March 31, 2018	243	20,213	118,876	170		11.5

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)

GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.

(3)

Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.
(6)

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

(7)	The previously reported results have been modified to correct a customer renewal at LA1 which occurred during the third quarter of 2018, but was reported during the second quarter of 2018.

Results of Operations

In July 2018, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Update (“ASU”) 2018-11, Leases – Targeted Improvements.  As a result of ASU 2018-11, we have adjusted our condensed consolidated statements of operations to combine rental, power, tenant reimbursement and other revenue into a single rental, power, and related revenue line item. Refer to Item 1. Financial Statements — Note 2 — Summary of Significant Accounting Policies for additional information.

Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017

The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2018, and 2017. A summary of our operating results for the three months ended September 30, 2018, and 2017, is as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Operating revenue	$139,180	$123,068	$16,112	13.1%
Operating expense	104,707	92,269	12,438	13.5
Operating income	34,473	30,799	3,674	11.9
Interest expense	9,433	6,447	2,986	46.3
Net income	25,020	24,288	732	3.0

Operating Revenue

Operating revenue during the three months ended September 30, 2018, and 2017, was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$118,590	$103,952	$14,638	14.1%
Interconnection revenue	17,701	16,201	1,500	9.3
Total data center revenue	136,291	120,153	16,138	13.4
Office, light-industrial and other revenue	2,889	2,915	(26)	(0.9)
Total operating revenues	$139,180	$123,068	$16,112	13.1%

A majority of the increase in operating revenues was due to a $14.6 million, or 14.1%, increase in data center rental, power, and related revenue during the three months ended September 30, 2018, compared to the 2017 period. The increase in data center rental, power, and related revenue is due primarily to the commencement of new and expansion leases of approximately 204,000 NRSF at an average rental rate of  $174 per NRSF during the twelve months ended September 30, 2018. The increase in operating revenues was also attributable to  lease renewals of approximately 424,000 NRSF at a rent growth rate of 7.5% during the twelve months ended September 30, 2018. This increase was partially offset by the move-out of customer leases totaling approximately 106,000 NRSF at an average rental rate of $158 per NRSF during the twelve months ended September 30, 2018.

In addition, interconnection revenue increased $1.5 million, or 9.3%, during the three months ended September 30, 2018, compared to the 2017 period. The increase is primarily a result of a  6.5% increase in the volume of cross connects from new and existing customers during the twelve months ended September 30, 2018, and revenue increases resulting from customers migrating to our higher priced fiber cross connect product.

Operating Expenses

Operating expenses during the three months ended September 30, 2018, and 2017, were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Property operating and maintenance	$41,161	$37,091	$4,070	11.0%
Real estate taxes and insurance	4,699	2,622	2,077	79.2
Depreciation and amortization	36,264	32,077	4,187	13.1
Sales and marketing	5,180	4,643	537	11.6
General and administrative	10,074	9,759	315	3.2
Rent	7,329	6,077	1,252	20.6
Total operating expenses	$104,707	$92,269	$12,438	13.5%

Property operating and maintenance expense increased $4.1 million, or 11.0%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended September 30, 2018, which resulted in an 8.8% increase in occupied data center NRSF, partially offset by improvements in energy efficiency. In addition, maintenance expense increased due to 164,000 NRSF of data center space being placed into service during the twelve months ended September 30, 2018, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF. Additionally, pre-stabilized projects produce lower investment returns than stabilized properties due to operating and financing expenses being less dependent on occupancy levels than revenues. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service.

Real estate taxes and insurance increased $2.1 million, or 79.2%, during the three months ended September 30, 2018, compared to the 2017 period, primarily as a result of increased real estate tax assessments across the majority of our markets.

Depreciation and amortization expense increased $4.2 million, or 13.1%, during the three months ended September 30, 2018, compared to the 2017 period, primarily as a result of an increase in depreciation expense from approximately 164,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $110.9 million.

Rent expense increased by $1.3 million, or 20.6%, during the three months ended September 30, 2018, compared to the 2017 period, primarily due to increased rent expense as a result of the extension of the lease term related to our LA1 facility.

Interest Expense

Interest expense for the three months ended September 30, 2018, and 2017, was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Interest expense and fees	$10,143	$6,840	$3,303	48.3%
Amortization of deferred financing costs	637	445	192	43.1
Capitalized interest	(1,347)	(838)	(509)	60.7
Total interest expense	$9,433	$6,447	$2,986	46.3%
Percent capitalized	12.5%	11.5%

Interest expense increased $3.0 million, or 46.3%, during the three months ended September 30, 2018, compared to the 2017 period, primarily as a result of the increase in overall debt outstanding, new construction placed in service, and increased interest rates. The total principal debt outstanding was $1.1 billion and $794.0 million as of September 30, 2018, and 2017, respectively. Our daily weighted average interest rate increased from 3.30% during the three months ended September 30, 2017, to 3.63% during the three months ended September 30, 2018.

Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017

The discussion below relates to our financial condition and results of operations for the nine months ended September 30, 2018, and 2017. A summary of our operating results for the nine months ended September 30, 2018, and 2017, is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Operating revenue	$405,246	$355,875	$49,371	13.9%
Operating expense	298,333	264,730	33,603	12.7
Operating income	106,913	91,145	15,768	17.3
Interest expense	26,078	17,512	8,566	48.9
Net income	80,865	73,483	7,382	10.0

Operating Revenue

Operating revenue during the nine months ended September 30, 2018, and 2017, was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$344,745	$300,932	$43,813	14.6%
Interconnection revenue	51,683	46,038	5,645	12.3
Total data center revenue	396,428	346,970	49,458	14.3
Office, light-industrial and other revenue	8,818	8,905	(87)	(1.0)
Total operating revenues	$405,246	$355,875	$49,371	13.9%

A majority of the increase in operating revenues was due to a $43.8 million, or 14.6%, increase in data center rental, power, and related revenue during the nine months ended September 30, 2018, compared to the 2017 period. The increase in data center rental, power, and related revenue is due primarily to the commencement of new and expansion leases of approximately 204,000 NRSF at an average rental rate of $174 per NRSF during the twelve months ended September 30, 2018. The increase in operating revenues was also attributable to lease renewals of approximately 424,000 NRSF at a rent growth rate of 7.5% during the twelve months ended September 30, 2018. This increase was partially offset by the move-out of customer leases totaling approximately 106,000 NRSF at an average rental rate of $158 per NRSF during the twelve months ended September 30, 2018.

In addition, interconnection revenue increased $5.6 million, or 12.3%, during the nine months ended September 30, 2018, compared to the 2017 period. The increase is primarily a result of a 6.5% increase in the volume of cross connects from new and existing customers during the twelve months ended September 30, 2018, and revenue increases resulting from customers migrating to our higher priced fiber cross connect product.

Operating Expenses

Operating expenses during the nine months ended September 30, 2018, and 2017, were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Property operating and maintenance	$112,870	$98,098	$14,772	15.1%
Real estate taxes and insurance	14,329	10,950	3,379	30.9
Depreciation and amortization	105,598	96,622	8,976	9.3
Sales and marketing	15,629	13,560	2,069	15.3
General and administrative	29,556	27,391	2,165	7.9
Rent	20,276	17,970	2,306	12.8
Transaction costs	75	139	(64)	(46.0)
Total operating expenses	$298,333	$264,730	$33,603	12.7%

Property operating and maintenance expense increased $14.8 million, or 15.1%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended September 30, 2018, which resulted in an 8.8% increase in occupied data center NRSF, partially offset by improvements in energy efficiency. In addition, maintenance expense increased due to 164,000 NRSF of data center space being placed into service during the twelve months ended September 30, 2018, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF. Pre-stabilized projects produce lower investment returns than stabilized properties due to operating and financing expenses being less dependent on occupancy levels than revenues. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service.

Real estate taxes and insurance increased $3.4 million, or 30.9%, during the nine months ended September 30, 2018, compared to the 2017 period, primarily as a result of increased real estate tax assessments across the majority of our markets.

Depreciation and amortization expense increased $9.0 million, or 9.3%, during the nine months ended September 30, 2018, compared to the 2017 period, primarily as a result of an increase in depreciation expense from approximately 164,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $110.9 million.

Sales and marketing expense increased $2.1 million, or 15.3%, during the nine months ended September 30, 2018, compared to the 2017 period, as a result of our adoption of the new lease accounting standard, which no longer allows us to capitalize approximately $0.9 million of internal sales employees’ compensation and payroll-related fringe benefits that are not incremental costs of signing a lease. Refer to Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies for additional information. There was also an increase in payroll and benefits expense due to increased headcount.

General and administrative expense increased $2.2 million, or 7.9%, during the nine months ended September 30, 2018, compared to the 2017 period, as a result of increased software license fees and payroll and benefits expenses.

Rent expense increased by $2.3 million, or 12.8%, during the nine months ended September 30, 2018, compared to the 2017 period, primarily due to increased rent expense as a result of the extension of the lease term related to our LA1 facility.

Interest Expense

Interest expense for the nine months ended September 30, 2018, and 2017, was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Interest expense and fees	$27,857	$18,511	$9,346	50.5%
Amortization of deferred financing costs	1,756	1,231	525	42.6
Capitalized interest	(3,535)	(2,230)	(1,305)	58.5
Total interest expense	$26,078	$17,512	$8,566	48.9%
Percent capitalized	11.9%	11.3%

Interest expense increased $8.6 million, or 48.9%, during the nine months ended September 30, 2018, compared to the 2017 period, primarily as a result of the increase in overall debt outstanding, new construction placed in service, and increased interest rates. The total principal debt outstanding was $1.1 billion and $794.0 million as of September 30, 2018, and 2017, respectively. Our daily weighted average interest rate increased from 3.12% during the nine months ended September 30, 2017, to 3.53% during the nine months ended September 30, 2018 primarily due to increased LIBOR for the period.

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017

Operating Activities

Net cash provided by operating activities was $188.7 million for the nine months ended September 30, 2018, compared to $151.0 million for the nine months ended September 30, 2017. The increase of $37.7 million, or 25%, was primarily due to the commencement of new and expansion leases of approximately 204,000 NRSF at an average rental rate of $174 per NRSF, and the lease renewals of approximately 424,000 NRSF at a rent growth rate of 7.5%.

Investing Activities

Net cash used in investing activities increased by $48.1 million, or 38%, to $175.1 million for the nine months ended September 30, 2018, compared to $127.0 million for the nine months ended September 30, 2017. This increase was due primarily to higher construction spend on our VA3, DE1, NY2, LA2, and SV8 properties and the acquisition of CH2 land and U.S. Colo during the nine months ended September 30, 2018, compared to construction spending on active development projects during the nine months ended September 30, 2017.

Financing Activities

Net cash used in financing activities was $13.5 million during the nine months ended September 30, 2018, compared to net cash used in financing activities of $23.7 million during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we received cash proceeds from the 2023 Term Loan (as defined below) of $150.0 million and we made net cash payments on the revolving credit facility of $15.0 million.

During the nine months ended September 30, 2017, we received aggregate cash proceeds from the 2022 senior unsecured term loan and the 2024 senior unsecured notes of $275.0 million and we made net cash payments on the revolving credit facility of $175.0 million.

We paid $143.8 million in dividends and distributions on our common stock and Operating Partnership units during the nine months ended September 30, 2018, compared to $126.2 million during the nine months ended September 30, 2017, as a result of an increase in our nine month dividend from $2.50 per share or unit paid during the nine months ended September 30, 2017, to $2.99 per share or unit paid during the nine months ended September 30, 2018.

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

As of September 30, 2018, we had $5.3 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $350 million to $400 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the remaining estimated capital required to fund our current expansion projects under construction as of September 30, 2018, shown in the table below, as well as commencement of the first phases of development at CH2 and LA3, which we plan to begin during the fourth quarter of 2018 or first quarter of 2019:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Per	Percent
Projects/Facilities	Market	Completion	NRSF	Date	Total	NRSF	Leased
TKD(1)
DC2	Northern Virginia	Q4 2018	24,563	$16,730	$22,000	$896	—%
VA3 Phase 1B(2)	Northern Virginia	Q1 2019	49,837	56,735	110,000	2,207	—
LA2	Los Angeles	Q2 2019	28,191	433	21,000	745	100.0
SV8(2)	San Francisco Bay	Q3 2019	58,000	25,267	127,000	2,190	—
Total TKD			160,591	$99,165	$280,000		17.6%

Deferred Expansion Capital			—	1,541	1,800

Total			160,591	$100,706	$281,800

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

The total amount available for borrowing under our revolving credit facility is equal to the lesser of $450.0 million or the availability calculated on our unencumbered asset pool. As of September 30, 2018, there was $154.5 million of borrowings outstanding, and $4.9 million outstanding under letters of credit. Therefore, $290.6 million remained available for us to borrow under our revolving credit facility as of September 30, 2018.

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

Indebtedness

A summary of outstanding indebtedness as of September 30, 2018, and December 31, 2017, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2018	2017
Revolving credit facility	3.71% and 3.11% at September 30, 2018, and December 31, 2017, respectively	April 19, 2022	$154,500	$169,500
2020 Senior unsecured term loan	3.24% and 3.00% at September 30, 2018, and December 31, 2017, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.66% and 3.06% at September 30, 2018, and December 31, 2017, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.47% and 3.04% at September 30, 2018, and December 31, 2017, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan	3.89% at September 30, 2018	April 19, 2023	150,000	—
2023 Senior unsecured notes	4.19% at September 30, 2018, and December 31, 2017, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at September 30, 2018, and December 31, 2017, respectively	April 20, 2024	175,000	175,000
Total principal outstanding			1,079,500	944,500
Unamortized deferred financing costs			(6,021)	(4,930)
Total debt			$1,073,479	$939,570

As of September 30, 2018, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of September 30, 2018, and December 31, 2017, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$25,020	$24,288	$80,865	$73,483
Real estate depreciation and amortization	34,928	30,727	101,605	92,635
FFO	59,948	55,015	182,470	166,118
Preferred stock dividends	—	(2,084)	—	(6,253)
FFO attributable to common shares and units	$59,948	$52,931	$182,470	$159,865
FFO per common share and OP unit - diluted	$1.25	$1.10	$3.80	$3.34

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

We have made distributions every quarter since our initial public offering. During the nine months ended September 30, 2018, we declared quarterly dividends totaling $3.04 per share of common stock and Operating Partnership unit.  While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of September 30, 2018, we  had $754.5 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of September 30, 2018, we have three interest rate swap agreements in place to fix the interest rate on $200 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $554.5 million of variable rate debt outstanding as of September 30, 2018. See additional discussion in Item 1. Financial Statements — Note 8 — Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 1% change in interest rates on our $554.5 million of unhedged variable rate debt. If interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $5.5 million per year.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(2)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Second Amendment to Sublease, dated July 30, 2018, between GI TC One Wilshire Services, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2018.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2018.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: October 26, 2018	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)