Form 10-K
period 2018-12-31
CoreSite Realty Corp
filed 2019-02-08
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $2,807.5 million as of June 29, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2019, there  were 36,708,691 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2019 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 (this “Annual Report”), together with other statements and information publicly disseminated by our company, contains certain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward‑looking statements. You can identify forward‑looking statements by the use of forward‑looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward‑looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward‑looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to develop and lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our ability to service existing debt; (x) our failure to qualify or maintain our status as a Real Estate Investment Trust (“REIT”); (xi) financial market fluctuations; (xii) changes in real estate and zoning laws and increases in real estate taxes; (xiii) delays or disruptions in third‑party network connectivity; (xiv) service failures or price increases by third party power suppliers; (xv) inability to renew net leases on the data center properties we lease; and (xvi) other factors affecting the real estate or technology industries generally.

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

When we use the terms “we,” “us,” “our,” the “Company,” “CoreSite” and “our company” in this Annual Report, we are referring to CoreSite Realty Corporation, a Maryland corporation, together with our consolidated subsidiaries, including CoreSite, L.P., a Delaware limited partnership of which we are the sole general partner and to which we refer to as “our Operating Partnership.”

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

Our Business

We are a fully integrated, self‑administered, and self‑managed real estate investment trust (“REIT”) for federal income tax purposes and we conduct certain activities through our taxable REIT subsidiaries. Through our controlling interest in CoreSite, L.P., a Delaware limited partnership, our “Operating Partnership,” we are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Boston, Chicago, Denver and Miami. We are a Maryland corporation organized in 2010.

Our data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission‑critical equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks and exchange traffic with each other. Our data centers feature advanced reliable and efficient power, cooling and security systems, and many are points of network interconnection that provide the evolved ecosystems our customers need to meet their own competitive challenges and business goals. We believe we have the flexibility and scalability to satisfy the full spectrum of our customers’ growth requirements and corresponding data center needs by providing data center space ranging in size from an entire building or large dedicated suite to a cage or half cabinet.

The first data center in our portfolio was purchased in 2000 by certain real estate funds (the “Funds”) affiliated with The Carlyle Group, our predecessor, and since then we have continued to acquire, develop and operate these types of data center facilities. Our properties are self‑managed, including construction project management in connection with our development initiatives. As of December 31, 2018, our property portfolio included 22 operating data center facilities, office and light‑industrial space and multiple development projects and space, which collectively comprise, when fully built-out, over 4.4 million net rentable square feet (“NRSF”), of which over 2.4 million NRSF is existing operating data center space.

Recent Developments

On January 23, 2019, we entered into a contract to acquire a 3.8-acre operating light-industrial / flex office building and land parcel located adjacent to our Santa Clara campus, for a purchase price of $26 million. Pursuant to the purchase agreement and subject to customary closing conditions, we agreed to purchase the property following the customary due diligence period. We plan to build a turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing customers vacate upon expiration of their leases and upon the receipt of necessary entitlements.

Our Competitive Strengths

We believe the following key competitive strengths position us to efficiently scale our business, capitalize on the demand for data center space and interconnection services, and thereby grow our cash flow.

Secure, Reliable, and Compliant.  We help businesses protect mission‑critical data, performance sensitive applications and information technology (“IT”) infrastructure by delivering secure, reliable, and compliant data center solutions. Our data centers feature advanced efficient power and cooling infrastructure to support our customers’ IT infrastructures with additional power capacity to support continued growth. We provide twenty‑four‑hours‑a‑day, seven‑days‑a‑week in-house data center operations with customizable security features. We also provide the infrastructure and physical security required to support many of our customers’ information, data, and security compliance needs across all of our properties.

High Performance Interconnection.  We offer cloud-enabled, network rich data center campuses with over 27,000 interconnections across our portfolio. Our customers have direct access to over 450 carriers and Internet Service Providers (“ISPs”) and over 325 leading cloud and IT service providers. In addition to standard interconnection offerings, we also operate the CoreSite Open Cloud Exchange™, and the Any2 Exchange for Internet Peering, the second largest peering exchange in the U.S. The diverse network and cloud connectivity options at many of our data centers provide us with a competitive advantage by creating an ideal environment for enterprises to build holistic, streamlined hybrid cloud solutions. Many providers in our data center facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers, while enterprises can reduce their total cost of operations by directly connecting to service providers in the same data center in a cost effective manner.

Scalable.    Across 22 operating data centers in eight key North American markets, we lease space to enterprises, cloud and IT service providers, and network and mobility providers. We believe our ability to be both flexible and scalable is a key differentiator. We offer many space, power, and interconnection options that allow customers to select products and services that meet their needs. We believe we have a compelling combination of presence in most of the top data center markets in the U.S. with the ability to meet customers’ growing capacity requirements within those markets.

We have the ability to increase our occupied data center square footage by approximately 1,927,000 NRSF, or 89%, through leasing our 291,000 NRSF of unoccupied space and the development of 271,000 NRSF of space under construction, inclusive of CH2 and LA3 pre-construction projects, and approximately 1,365,000 NRSF at multiple facilities that are held for future development based on market supply and demand, in each case, as of December 31, 2018. Pre-construction projects include projects that are in the design and permitting phases.

High-Quality Customer Experience.  We believe our 454 professionals deliver best‑in‑class service by placing customer needs first in supporting the planning, implementation and operating requirements of customers. We provide dedicated implementation resources to ensure a seamless onboarding process for customers. Our leasing and sales professionals can develop complex data center solutions for the most demanding customer requirements and our experienced and committed operations and facilities personnel are available for extensive management support. We believe one of the data points validating our customer satisfaction is indicated by the 81% of annualized rent signed during the year ended December 31, 2018, which came from existing customers.

Facilities in Key Markets.  Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets and we expect to continue benefitting from this concentration as customers seek new, high‑quality data center space and interconnections within our markets, which are many of the key North American network, financial, cloud and commercial hubs. Our data centers are located in the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Boston, Chicago, Denver and Miami. Many of our facilities are also situated in close proximity to a concentration of key businesses and corporations, driving demand for our data center space and interconnection services.

Diversified Customer Base.  We have a diverse, global customer base, which we believe is a reflection of our strong reputation and proven track record, as well as our customers’ trust in our ability to house their mission‑critical applications and vital communications technology. Our diverse customer base spans many industries across eight key North America markets. In addition to geographic markets, we group our customers into the following industry verticals:

•	Enterprises: digital content and multimedia, systems integrators and managed service providers (“SI & MSP”), financial, healthcare, education, government, manufacturing and professional services;
•	Cloud and IT Service Providers; and
•	Networks and Mobility: domestic and international telecommunications carriers, subsea cables, ISPs and Content Delivery Networks (“CDNs”)

Business and Growth Strategies

Our business objective is to continue growing our position as a provider of strategically located data center space in North America. Key components of our strategy include the following:

Increase Cash Flow from In‑Place Data Center Space.  We actively manage and lease our properties to increase cash flow by:

•

Leasing Available Space.  We have the ability to increase both our revenue and our revenue per square foot by leasing additional space and power services to new and existing data center customers. As of December 31, 2018, our existing data center facilities had approximately 291,000 NRSF of data center space available to lease, or 11.8% of our current operating data center portfolio. Although large amounts of contiguous space were constrained compared to prior years, we believe our available space, together with available power, enables us to generate incremental revenue within our existing data center footprint.

•

Increasing Interconnection in our Facilities.  As more customers deploy in our data center facilities, it benefits their business partners and customers to deploy with CoreSite in order to gain the full economic and performance benefits of our interconnection services. We believe this ecosystem of customers continues to drive new and existing customer growth, and in turn, increases the volume of interconnection services and the amount of value‑add power services such as breakered AC and DC primary and redundant power.

Capitalize on Embedded Expansion Opportunities.  We plan to grow by developing new secure, reliable and high‑performance data center space. Our development opportunities include leveraging existing in‑place infrastructure and entitlements in currently operating properties or campuses. In many cases, we are able to strategically deploy capital by developing space in incremental phases to meet customer demand. Including the space currently under construction, pre-construction projects, and space and land targeted for future development at December 31, 2018, we own land and buildings sufficient to develop approximately 1,636,000 NRSF of data center space. The following table summarizes the NRSF under construction, NRSF for pre-construction projects, and NRSF held for development throughout our portfolio, each as of December 31, 2018:

	Development Opportunities (in NRSF)
	Under	Pre-	Held for
Facilities	Construction(1)	Construction(2)	Development(3)	Total
Santa Clara campus
SV8(4)	58,000	—	117,000	175,000
San Francisco Bay Total	58,000	—	117,000	175,000
One Wilshire campus
LA1(5)	17,238	—	10,352	27,590
LA2	28,191	—	—	28,191
LA3(4)	—	60,000	120,000	180,000
Los Angeles Total	45,429	60,000	130,352	235,781
Northern Virginia
DC2	—	—	—	—
Reston Campus Expansion(6)	49,837	—	811,138	860,975
Northern Virginia Total	49,837	—	811,138	860,975
New York
NY2	—	—	116,388	116,388
Chicago
CH2(4)	—	58,000	117,000	175,000
Boston
BO1	—	—	59,884	59,884
Miami
MI1	—	—	13,154	13,154
Total Facilities(7)	153,266	118,000	1,364,916	1,636,182

(1)

Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(2)	Pre-construction projects are projects in the design and permitting stages. Construction will commence upon receipt of the applicable permits.
(3)

Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.

(4)

The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.

(5)

On June 30, 2018, we executed a LA1 lease amendment to extend our term and, among other things, expand our premises by an additional 17,238 NRSF. This new space is currently being developed into turn-key data center space.

(6)

During the third quarter of 2018, our entitlement application for our Reston Campus Expansion was approved, which allows us to build up to an additional 287,000 NRSF. In total, the Reston Campus Expansion project is estimated to deliver approximately 890,000 NRSF of incremental data center capacity (of which 26,413 NRSF was placed into service during the first quarter of 2018 and 49,837 NRSF is under construction) across multiple phases and as existing light-industrial / flex office leases expire and customers vacate. These estimates are subject to change based on current economic conditions and the supply and demand dynamics of the market.

(7)

In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets.  We evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development, which requires significant capital expenditures. We also intend to continue to implement the “hub‑and‑spoke strategy” that we have deployed in our four largest markets, namely Los Angeles, New York, and the San Francisco Bay and Northern Virginia areas. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our “hub‑and‑spoke strategy,” we typically rely on third‑party providers of network connectivity to establish highly reliable network connectivity within and between facilities. When constructed, CH2 will be connected to CH1 via dark fiber for which we have already contracted.

Leverage Existing Customer Relationships and Reach New Customers.  Our strong customer and industry relationships, combined with our national footprint and sales force, afford us insight into the size, timing and location of customers’ planned growth. We historically have been successful in leveraging this market visibility to expand our footprint and customer base in our markets. We intend to continue to strengthen and expand our relationships with existing customers and to further grow and diversify our customer base by targeting growing customers and segments, such as domestic and international telecommunications carriers, content and media entertainment providers, cloud providers and other enterprise customers, including financial, health care, educational institutions and government agencies.

Our Portfolio

As of December 31, 2018, our property portfolio included 22 operating data center facilities, office and light‑industrial space and multiple potential development projects that collectively comprise over 4.4 million NRSF, of which over 2.4 million NRSF is existing data center space. The approximately 1.6 million NRSF of development capacity includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of December 31, 2018:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market / Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,396	85,932	82.6%	—	—%	85,932	82.6%	—	85,932
SV2	8,244	76,676	95.2	—	—	76,676	95.2	—	76,676
Santa Clara campus	76,948	615,500	97.3	—	—	615,500	97.3	175,000	790,500
San Francisco Bay Total	91,588	778,108	95.4	—	—	778,108	95.4	175,000	953,108
Los Angeles
One Wilshire campus
LA1*	30,550	145,776	97.8	—	—	145,776	97.8	27,590	173,366
LA2	43,548	356,774	93.5	39,925	11.7	396,699	85.2	28,191	424,890
LA3	—	—	—	—	—	—	—	180,000	180,000
LA4*	1,479	21,850	92.0	—	—	21,850	92.0	—	21,850
Los Angeles Total(6)	75,577	524,400	94.6	39,925	11.7	564,325	88.7	235,781	800,106
Northern Virginia
VA1	27,561	198,632	85.2	3,087	—	201,719	83.9	—	201,719
VA2	21,288	188,446	97.4	—	—	188,446	97.4	—	188,446
VA3	1,361	52,758	100.0	26,413	6.1	79,171	68.7	—	79,171
DC1*	3,153	22,137	74.7	—	—	22,137	74.7	—	22,137
DC2*	—	—	—	24,563	—	24,563	—	—	24,563
Reston Campus Expansion(7)	—	—	—	—	—	—	—	860,975	860,975
Northern Virginia Total	53,363	461,973	91.4	54,063	3.0	516,036	82.1	860,975	1,377,011
New York
NY1*	5,962	48,404	89.9	—	—	48,404	89.9	—	48,404
NY2	14,434	101,742	90.6	18,121	—	119,863	76.9	116,388	236,251
New York Total	20,396	150,146	90.3	18,121	—	168,267	80.6	116,388	284,655
Boston
BO1	19,206	180,057	93.4	13,735	62.3	193,792	91.2	59,884	253,676
Chicago
CH1	18,283	178,407	88.3	—	—	178,407	88.3	—	178,407
CH2	—	—	—	—	—	—	—	175,000	175,000
Chicago Total	18,283	178,407	88.3	—	—	178,407	88.3	175,000	353,407
Denver
DE1*	4,137	9,813	97.2	19,971	32.1	29,784	53.5	—	29,784
DE2*	456	5,140	91.9	—	—	5,140	91.9	—	5,140
Denver Total	4,593	14,953	95.4	19,971	32.1	34,924	59.2	—	34,924
Miami
MI1	1,140	30,176	50.6	—	—	30,176	50.6	13,154	43,330
Total Data Center Facilities	$284,146	2,318,220	92.8%	145,815	14.6%	2,464,035	88.2%	1,636,182	4,100,217

Office and Light-Industrial(8)	8,312	366,824	77.0	—	—	366,824	77.0	—	366,824
Reston Office and Light-Industrial(7)	1,822	126,700	100.0	—	—	126,700	100.0	(126,700)	—

Total Portfolio	$294,280	2,811,744	91.1%	145,815	14.6%	2,957,559	87.3%	1,509,482	4,467,041

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre‑stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build‑out of  our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 11).

(2)

Pre‑stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease‑up phase. Pre‑stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

(3)

Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development and NRSF in pre-construction, which are projects in the design and permitting stages. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(4)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2018, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $300.7 million as of December 31, 2018, which includes $6.4 million in operating expense reimbursements under modified gross and triple‑net leases.

(5)

Includes customer leases that have commenced and are occupied as of December 31, 2018. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of December 31, 2018. The percent occupied for stabilized data center space would have been 93.7%, rather than 92.8%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre‑stabilized space and office and light‑industrial space, would have been 88.3%, rather than 87.3%, if all leases signed in current and prior periods had commenced.

(6)

On April 20, 2018, we acquired U.S. Colo, a carrier-neutral, network-dense colocation provider, located in Los Angeles, California, for a purchase price of $6.3 million, net of previously accrued legal expense. In connection with the U.S. Colo acquisition, we assumed a leasehold interest of 6,723 NRSF at our existing LA1 facility, which is included as part of the stabilized and total NRSF at our LA1 operating property and a leasehold interest of 21,850 NRSF at a nearby colocation data center facility, which we refer to as LA4. In addition, on June 30, 2018, we expanded our LA1 facility by leasing an additional 17,238 NRSF, which is currently being developed into turn-key data center space.

(7)	Included within our Reston Campus Expansion held for development space is 126,700 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light‑industrial uses.

“Same‑Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2016, excluding space for which development was completed and became available to be leased after December 31, 2016. We track Same‑Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the December 31, 2018, Same‑Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2017, and 2016, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market / Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$12,195	85,932	82.6%	234,238	81.4%	320,170	81.7%
SV2	8,244	76,676	95.2	—	—	76,676	95.2
Santa Clara campus	76,976	615,500	97.3	1,064	100.0	616,564	97.3
San Francisco Bay Total	97,415	778,108	95.4	235,302	81.5	1,013,410	92.2
Los Angeles
One Wilshire campus
LA1*	30,324	139,053	97.8	4,373	70.4	143,426	96.9
LA2	37,419	304,711	92.3	7,093	97.0	311,804	92.4
Los Angeles Total	67,743	443,764	94.0	11,466	86.9	455,230	93.9
Northern Virginia
VA1	28,658	198,632	85.2	61,050	77.5	259,682	83.4
VA2	21,320	188,446	97.4	4,308	20.4	192,754	95.6
VA3	1,652	52,758	100.0	—	—	52,758	100.0
DC1*	3,153	22,137	74.7	—	—	22,137	74.7
Reston Campus Expansion	1,195	—	—	126,700	100.0	126,700	100.0
Northern Virginia Total	55,978	461,973	91.4	192,058	91.1	654,031	91.3
New York
NY1*	5,975	48,404	89.9	209	100.0	48,613	89.9
NY2	14,917	101,742	90.6	20,735	51.8	122,477	84.0
New York Total	20,892	150,146	90.3	20,944	52.3	171,090	85.7
Boston
BO1	18,029	180,057	93.4	19,495	84.4	199,552	92.6
Chicago
CH1	18,312	178,407	88.3	4,946	67.6	183,353	87.8
Denver
DE1*	1,403	5,878	95.3	—	—	5,878	95.3
DE2*	456	5,140	91.9	—	—	5,140	91.9
Denver Total	1,859	11,018	93.7	—	—	11,018	93.7
Miami
MI1	1,167	30,176	50.6	1,934	74.7	32,110	52.0
Total Facilities at December 31, 2018(3)	$281,395	2,233,649	92.6%	486,145	84.1%	2,719,794	91.1%

Total Facilities at December 31, 2017	$268,581		91.7%		85.4%		90.6%

Total Facilities at December 31, 2016	$244,491		87.4%		83.4%		86.6%

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
(3)

The percent occupied for data center space, office and light‑industrial space, and total space as of December 31, 2018, would have been 93.5%,  85.4% and 92.1%, respectively, if all leases signed in the current and prior periods had commenced.

Same‑Store annualized rent increased to $281.4 million at December 31, 2018, compared to $268.6 million at December 31, 2017. The increase of $12.8 million is primarily due to the commencement of new and expansion leases signed at higher rental rates and increases in rental rates upon the renewal of leases, partially offset by the move-out of other customers.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the year ended December 31, 2018 (in thousands):

Year Ended
December 31, 2018
Data center expansion	$246,728
Non-recurring investments	5,886
Tenant improvements	5,470
Recurring capital expenditures	11,304
Total capital expenditures	$269,388

During the year ended December 31, 2018, we incurred approximately $269.4 million of capital expenditures, of which approximately $246.7 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the year ended December 31, 2018, we completed development of four computer rooms at LA2, one computer room at VA3, two computer rooms at DE1, one computer room at NY2, and one computer room at DC2. As of December 31, 2018, we have ongoing construction projects at LA1, LA2, VA3, and SV8 scheduled to complete development at various times during the year ending December 31, 2019. We also have pre-construction projects occurring at CH2 and LA3,  including design and permitting activities, which are scheduled to complete at various times during the year ending December 31, 2020. The following table sets forth capital expenditures spent on data center expansion NRSF placed into service or acquired during the year ended December 31, 2018, and under construction or in pre-construction as of December 31, 2018:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Development(1)
VA3	$69,490	26,413	49,837
SV8	53,620	—	58,000
LA3	29,335	—	60,000
DC2	17,107	24,563	—
LA2	16,504	87,263	28,191
CH2(2)	14,477	—	58,000
DE1	10,673	15,630	—
NY2	8,914	18,121	—
LA1 / LA4(3)	6,384	28,573	—
Other	20,224	—	17,238
Total	$246,728	200,563	271,266

(1)

Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development and NRSF in pre-construction, which are projects in the design and permitting stages.

(2)

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We expect to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary permits and entitlements.

(3)

On April 20, 2018, we acquired U.S. Colo, a carrier-neutral, network-dense colocation provider, located in Los Angeles, California, for a purchase price of $6.3 million, net of previously accrued legal expense. In connection with the U.S. Colo acquisition, we assumed a leasehold interest of 6,723 NRSF at our existing LA1 facility, which is included as part of the total NRSF at our LA1 operating property and acquired a leasehold interest of 21,850 NRSF at a nearby colocation data center facility, which we refer to as LA4. Excluding this acquisition, we placed into service 171,990 NRSF during the year ended December 31, 2018.

During the year ended December 31, 2018, we incurred approximately $5.9 million in non‑recurring investments, of which $3.1 million is a result of internal IT software development and the remaining $2.8 million is a result of other non‑recurring investments, such as remodel or upgrade projects.

During the year ended December 31, 2018, we incurred approximately $5.5 million in tenant improvements, which relates to tenant-specific power installations at various properties.

During the year ended December 31, 2018, we incurred approximately $11.3 million of recurring capital expenditures within our portfolio, of which $1.4 million relates to the replacement and upgrade of an existing chiller system at our LA2 facility, $1.8 million relates to the replacement and upgrade of a generator at our MI1 facility, and the remaining $8.1 million is for other required equipment upgrades at our various facilities that have a future economic benefit.

Customer Diversification

The following table sets forth information regarding the ten largest customers in our portfolio based on total portfolio annualized rent as of December 31, 2018:

								Weighted
								Average
					Percentage		Percentage	Remaining
			Number	Total	of Total	Annualized	of Total	Lease
			of	Occupied	Operating	Rent	Annualized	Term in
	CoreSite Vertical	Customer Industry	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Enterprise	Travel / Hospitality	3	90,245	3.0%	$19,045	6.5%	22
2	Cloud	Public Cloud	6	92,628	3.1	18,892	6.4	85
3	Cloud	Public Cloud	11	297,416	10.1	17,125	5.8	71
4	Cloud	Public Cloud	3	118,356	4.0	12,980	4.4	53
5	Enterprise	Digital Content	6	90,435	3.1	9,550	3.3	39
6	Enterprise	SI & MSP	3	62,602	2.1	8,917	3.0	12
7	Network	Global Carrier	6	28,972	1.0	5,403	1.9	6
8	Network	US National Service Provider	17	43,754	1.5	5,371	1.8	17
9	Enterprise	SI & MSP	1	18,124	0.6	4,571	1.6	13
10	Enterprise	Colocation / Reseller	4	34,461	1.2	4,561	1.5	13
	Total / Weighted Average			876,993	29.7%	$106,415	36.2%	44

(1)

Total occupied NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2018. We calculate occupancy based on factors in addition to contractually occupied square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.

(2)	Represents the customer’s total occupied square feet divided by the total operating NRSF in the portfolio as of December 31, 2018.
(3)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2018, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2018.
(5)	Weighted average based on percentage of total annualized rent expiring calculated as of December 31, 2018.

Lease Expirations

The following summary table sets forth a schedule of the expirations for leases in place as of December 31, 2018, plus unoccupied space, for each of the five full calendar years beginning January 1, 2019, at the properties in our portfolio (excluding space held for development, under construction, or in pre-construction). The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total	Annualized	of Total	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Rent	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	($000)(2)	Rent	NRSF	($000)(3)	Expiration(4)
Unoccupied data center	—	291,023	9.8%	$—	—%	$—	$—	$—
Unoccupied office and light-industrial	—	84,338	2.9	—	—	—	—	—
2019	1,385	667,314	22.6	97,845	33.3	147	98,258	147
2020	531	386,779	13.1	62,049	21.1	160	64,084	166
2021	314	243,250	8.2	37,068	12.6	152	39,821	164
2022	93	225,100	7.6	28,131	9.6	125	29,995	133
2023	64	204,820	6.9	21,275	7.2	104	28,552	139
2024 - Thereafter	20	445,749	15.1	37,778	12.8	85	45,594	102
Office and light-industrial (5)	139	409,186	13.8	10,134	3.4	25	10,778	26
Portfolio Total / Weighted Average	2,546	2,957,559	100.0%	$294,280	100.0%	$114	$317,082	$123

(1)

Includes leases that upon expiration will automatically be renewed, primarily on a year‑to‑year basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)

Represents the monthly contractual rent under existing customer leases as of December 31, 2018, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

(3)

Represents the final monthly contractual rent under existing customer leases as of December 31, 2018, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. Leases expiring during 2019 include annualized rent of $11.5 million associated with lease terms currently on a month-to-month basis.

(4)

Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.

(5)	The occupied office and light-industrial leases are scheduled to expire as follows:

	NRSF of	Annualized
	Expiring	Rent
Year	Leases	($000)
2019	36,041	$1,143
2020	69,999	1,449
2021	40,481	1,270
2022	69,270	1,218
2023	147,859	4,014
2024 - Thereafter	45,536	1,040
Total OLI	409,186	$10,134

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for development, under construction, or in pre-construction) under lease as of December 31, 2018:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of Total
	of	of All	NRSF of	Operating	Rent	Annualized
NRSF Under Lease(1)	Leases(2)	Leases	Leases	NRSF	($000)(3)	Rent
Unoccupied data center	—	—%	291,023	9.8%	$—	—%
Unoccupied office and light-industrial	—	—	84,338	2.9	—	—
Data center NRSF:
5,000 or less	2,321	91.2	807,872	27.4	133,206	45.3
5,001 - 10,000	40	1.6	260,296	8.8	39,615	13.5
10,001 - 25,000	24	0.9	367,985	12.4	51,313	17.4
Greater than 25,000	6	0.2	250,456	8.5	42,946	14.6
Powered shell	16	0.6	486,403	16.4	17,066	5.8
Office and light-industrial	139	5.5	409,186	13.8	10,134	3.4
Portfolio Total	2,546	100.0%	2,957,559	100.0%	$294,280	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light‑industrial leases.
(2)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(3)

Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2018, multiplied by 12. This amount reflects total annualized base rent before any one‑time or non‑recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

Competition

We compete with numerous developers, public and private owners and operators of technology‑related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including AT&T Inc., CyrusOne, Inc., Cyxtera Technologies, Inc., Digital Realty Trust, Inc., Equinix, Inc., Flexential, Internap Network Services Corporation, Quality Technology Services, RagingWire Data Centers, a NTT Communications company, SABEY Corporation, Switch, Inc., and Zayo Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre‑existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more data centers more broadly distributed geographically, access to less expensive power, and more robust interconnected hubs in certain geographic markets, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.

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

Employees

As of December 31, 2018, we had  454 full‑time and part‑time employees, of which 233 employees are salaried with the remainder paid on an hourly basis. None of our employees is a member of a labor union and we believe that our relations with employees are good.

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

Our portfolio of properties consists of data centers geographically concentrated in the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Boston, Chicago, Denver and Miami. These markets comprised 32.2%, 26.6%,  18.8%,  7.2%, 6.8%, 6.4%, 1.6%, and 0.4%, respectively, of our annualized data center rent as of December 31, 2018. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

We may be vulnerable to physical and electronic security breaches and cyber‑attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could, among other things, misappropriate our proprietary information and the personal information of our customers and employees, cause interruptions or malfunctions in our or our customers’ operations, cause delays or interruptions to our ability to meet customer needs, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause other disruptions in our operations. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties.

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

In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

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

Furthermore, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Municipal utilities may experience unexpected costs relating to the production or transmission of power, including environmental and other variability associated with downed utility lines. Municipal utilities in areas experiencing financial distress may increase rates to compensate for financial shortfalls unrelated to either the cost of production or the demand for electricity. Other utilities that serve our data centers may be dependent on, and sensitive to price increases for a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change, including efforts to regulate carbon emissions and increase supply from more expensive renewable energy sources. In any of these cases, increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.

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

In addition, our access to funds under our revolving credit facility and other lines of credit we may enter into depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. There can be no assurance that long‑term disruptions in the global economy and the return of tighter credit conditions, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

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

During the year ended December 31, 2018, the closing sale price of our common stock on the New York Stock Exchange (“NYSE”) has ranged from $82.91 to $117.12 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications and real estate stocks in general, may affect the market price of our common stock.

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

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code (the “Code”) to distribute at least 90% of our net taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. We will also be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. These distribution requirements may limit our ability to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third‑party sources for debt or equity financing to fund our growth strategy. In addition, we may need external sources of capital to refinance our indebtedness at maturity. We may not be able to obtain such financing or refinancing on favorable terms or at all. Our access to third‑party sources of capital depends, in part, on:

•	general economic and financial market conditions;
•	a limited subset of lenders that have historically committed debt capital to REITs that own technology based real estate;
•	the market’s perception of our growth potential;
•	our then current debt levels;
•	our historical and expected future earnings, cash flows and cash distributions; and
•	the market price per share of our capital stock.

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

As of December 31, 2018, we had total principal indebtedness of approximately $1.1 billion and the ability to borrow up to an additional $233.6 million under our revolving credit facility, subject to satisfying certain financial and covenant tests. While there are limits in our revolving credit facility and senior unsecured term loans on the amount of debt that we may incur, and additional limits on our indebtedness which may be imposed by future agreements or by a policy adopted by our board of directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

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

Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2018, if interest rates were to increase by 100 basis points, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $6.1 million per year. If the United States Federal Reserve increases short‑term interest rates, this would have a significant upward impact on shorter‑term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts, including agreements governing certain of our indebtedness, that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contract that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.

Any interest rate hedging transactions involve costs and may limit our gains or result in material losses.

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. We may use derivatives to hedge our liabilities from time to time. As of December 31, 2018, we are a party to a five‑year interest rate swap agreement that effectively fixes the interest rate on $50 million of outstanding debt at approximately 2.88% per annum through January 31, 2019, a five‑year interest rate swap agreement that effectively fixes the interest rate on $75 million of outstanding debt at approximately 2.83% per annum through May 5, 2020, and a five-year interest rate swap agreement that effectively fixes the interest rate on $75 million of outstanding debt at approximately 4.12% per annum through April 5, 2023. We also are a party to a seven-year $175 million forward starting interest rate swap agreement that effectively fixes the interest rate on $175 million of a future debt issuance at approximately 2.91% per annum plus an applicable spread determined at the time of the future debt issuance.

These and any other hedging transactions into which we enter could expose us to certain risks, including:

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

As of  December 31, 2018, we had the ability to expand our operating data center square footage by approximately 1,636,000 NRSF, or 66%, as set forth in our development table in Item 1. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to the acquisition of real property, financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to or in close proximity to our existing data centers, we may be limited by the size and location of suitable properties.

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

We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to acquire attractive properties on favorable terms and successfully develop and operate them involves significant risks including, but not limited to:

•	our inability to acquire a desired property because of competition from other data center companies or real estate investors with more capital;
•	competition from other potential acquirers that may significantly increase the purchase price of a desired property that we are ultimately able to acquire;
•	our inability to realize the intended benefits from acquisitions or achieve anticipated operating or financial results;
•	our inability to finance the acquisition on favorable terms or at all;
•	underestimates of the costs to make necessary improvements to acquired properties;

•

our inability to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or diversion of our management’s attention from our core business activities;

•	acquired properties that may be subject to tax reassessments, which may result in higher than expected real estate tax payments;
•	our inability to access sufficient utility power on favorable terms or at all; and
•	market conditions that may result in higher than expected vacancy rates and lower than expected rental rates.

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

Under the contribution agreement pursuant to which the Funds or their affiliates contributed the properties that comprise our portfolio to the Operating Partnership, each of the Funds or their affiliates made certain representations and warranties as to certain material matters related to the property being contributed by such fund or affiliate such as title to any owned property, compliance with laws (including environmental laws) and the enforceability of certain material customer contracts and leases. These representations and warranties made by the Funds or their affiliates have since expired without our becoming aware of any breach. Therefore, we have no further recourse against the Funds or their affiliates under the contribution agreement.

Our data center properties are not suitable for use other than as data centers, which could make it difficult to sell or reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.

Because our real estate investments are relatively illiquid, our ability to respond to adverse changes in the performance of our properties may be limited, which may adversely affect our business, results of operating and financial condition. The risks associated with the illiquidity of our data centers are even greater. Our data centers are designed solely to house and run computer servers and related information technology equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re‑lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.

We continue to make significant investments in our back office information technology systems. Any difficulties or disruptions to these efforts may interrupt our normal operations, resulting in an adverse effect to our business, results of operations, financial condition or cash flows.

Over the past several years, we have made significant investments to overhaul our back office information technology systems and expect such investments to continue for the foreseeable future for ongoing improvements to the customer experience. Difficulties with our systems may adversely affect our business, results of operations, financial condition or cash flows. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may recognize additional impairment charges if we decide that portions of these information technology system projects will not ultimately benefit the Company or are de‑scoped. During the years ended December 31, 2018,  2017, and 2016, we did not recognize any impairment charges on internal-use software.

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

We compete with numerous developers, owners and operators of technology‑related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, lower levels of leverage, pre‑existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including cost and availability of power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2018, data center leases representing 33.3%, 21.1% and 12.6% of our total portfolio annualized rent will expire during 2019, 2020, and 2021, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re‑lease data center space for which leases are scheduled to expire at or above current lease rates, our business and results of operations could be materially adversely affected.

In addition, certain of our leases contain early termination provisions that allow our customers to reduce the term of their leases subject, in some cases, to payment of an early termination charge that is often a specified portion of the remaining rent payable under such leases. The exercise by customers of early termination options could have an adverse effect on our business, financial condition and results of operations.

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

A small number of customers account for a significant portion of our operating revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our operating revenue. Our top ten customers accounted for an aggregate of approximately 36.2% of our total portfolio annualized rent as of December 31, 2018. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a significant customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

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

Our contracts with our customers could subject us to significant liability, which may adversely affect our business, results of operations and financial condition.

In the ordinary course of business, we enter into agreements with our customers pursuant to which our customers lease data center space and power from us as well as purchase connectivity products. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant liability on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of agreement or otherwise. Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. Additionally, in connection with our acquisitions, we have assumed existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.

The bankruptcy or insolvency of a major customer may adversely affect the income produced by our properties.

If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2018, we had no material customers in bankruptcy. Our operating revenues and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their lease or renew on terms less favorable to us than their current terms.

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

We do not own the buildings for seven of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

		Current Lease
Property	NRSF	Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,404	Apr. 2023	2 × 5 years	FMR(1)
LA1	171,016	July 2029	3 × 5 years	103% of previous monthly base rent
LA1	6,723	Dec. 2021	1 × 5 years	Greater of 104% of previous monthly base rent or FMR(1)
LA4	21,850	July 2023	2 × 5 years	Greater of 100% of previous monthly base rent or FMR(1)
DC1	22,137	May 2021	2 × 5 years	Greater of 103% of previous monthly base rent or 95% of FMR(1)
DC2	24,563	July 2028	3 × 5 years	106% of previous monthly base rent for the renewal and 103% of previous monthly base rent thereafter
DE1	5,878	Oct. 2019	4 × 5 years	102.5% of previous monthly base rent
DE1	23,906	Dec. 2026	4 × 5 years	102.5% of previous monthly base rent
DE2	5,140	Dec. 2024	N/A

(1)	FMR represents “fair market rent” as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.

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

Increases in our property taxes and other state and local taxes could adversely affect our ability to make distributions to our stockholders if they cannot be passed on to our customers.

We are subject to a variety of state and local taxes, including real and personal property taxes and sales and use taxes that may increase materially due to factors outside our control. In particular, real estate taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. For example, in the State of California various groups have proposed repealing Proposition 13, which limits annual real estate tax increases to 2% of assessed value per annum. Such initiatives, if successful, would increase the assessed value and/or tax rates applicable to commercial property in California, including our data center properties. We expect to be notified by local taxing authorities that the assessed values of certain of our properties have increased. We plan to appeal these increased assessments, but we may not be successful in our efforts. Our leases with our customers generally do not allow us to increase their rent as a result of an increase in real estate or other taxes. If real estate or other taxes increase and we cannot pass these increases on to our customers through increased rent for new leases or upon lease renewals, our result of operations, cash flows and ability to make distributions to our stockholders would be adversely affected.

We are exposed to potential risks from errors in our financial reporting systems and controls, including the potential for material misstatements in our consolidated financial statements.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal control over financial reporting. We performed our evaluation as of December 31, 2018, and concluded internal control over financial reporting is operating effectively. Although we believe our internal control over financial reporting is operating effectively, in the course of our internal audit program we have identified certain areas for ongoing improvement and we are in the process of evaluating and designing enhanced business processes and internal controls to address such areas, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified audit reports in the future, especially as our business continues to grow and evolve and if we acquire other businesses.

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

Additionally, our financial forecasts are dependent on estimates and assumptions including budgeting and planning data, market growth, our ability to remain qualified as a REIT, and our ability to generate sufficient cash flow to reinvest in the business to fund internal growth, make acquisitions, pay dividends and meet our debt obligations. Our financial projections are based on historical experience and on various other assumptions that our management believes to be reasonable under the circumstances and at the time they are made. However, if our external and internal information is inadequate, our actual results may differ materially from our forecasts and cause us to make inappropriate financial decisions. Any material variation between our financial forecasts and our actual results may also adversely affect our future profitability, stock price and stockholder confidence.

Our expenses may not decrease if our revenue decreases.

Most of the expenses associated with our business, such as debt service payments, real estate, personal property and ad valorem taxes, insurance, utilities, employee wages and benefits and corporate expenses are relatively inflexible and do not necessarily decrease in tandem with a reduction in operating revenue from our business. Our expenses also will be affected by inflationary increases and certain of our costs may exceed the rate of inflation in any given period. As a result, we may not be able to fully offset our expenses through higher lease rates, which could have a material adverse effect on our results of operations and financial performance.

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

Our properties are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. If one of our properties is not in compliance with these various regulations, we may be required to pay fines or private damage awards. We do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flows and ability to make distributions to our stockholders.

We may be subject to securities class action and other periodic litigation, which could result in unexpected expense of time and resources, and may harm our business and operating results.

We may be subject to securities class action or other periodic litigation from time to time. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management’s attention from other business concerns, which could seriously harm our business, results of operations, financial condition or cash flows.

From time to time, we may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such current or future proceedings. A future unfavorable outcome in a legal proceeding or any future legal proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

The Funds and their affiliates own approximately 24.1% of our Operating Partnership as of December 31, 2018, and have the right to nominate one director for so long as they hold at least 10% of our outstanding common stock or common stock equivalents. Their interests may differ from or conflict with the interests of our stockholders.

As of December 31, 2018, the Funds or their affiliates had an aggregate beneficial common ownership interest in our Operating Partnership of approximately 24.1% which, if exchanged for our common stock, would represent approximately 23.9% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to nominate one of the eight directors to our Board of Directors for so long as the Funds hold at least 10% of our outstanding common stock or common stock equivalents. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our Company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary or material transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, either by us or by holders of Operating Partnership units upon exchange of such Operating Partnership units for our common stock, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. The Funds, as holders of the Operating Partnership units issued in the formation transactions, have the right to require us to register with the SEC the resale of the common stock issuable, if we so elect, upon redemption of these Operating Partnership units. In addition, we registered shares of common stock that we have reserved for issuance under our Long Term Incentive Plan, and they generally can be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders, including the Funds, cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital. During the year ended December 31, 2018, 2,261,068 common Operating Partnership units held by third parties were redeemed for shares of our common stock. Refer to Item 8—Note 11 Noncontrolling Interests—Operating Partnership in “Financial Statements and Supplementary Data” included in this Annual Report.

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

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates;
•	we could be subject to increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

For taxable years beginning on or after January 1, 2018, the maximum tax rate applicable to “qualified dividends” paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the same reduced tax rate. Rather, as provided for in the Tax Cuts and Jobs Act signed into law December 22, 2017, REIT dividends are subject to tax at rates applicable to ordinary income reduced by 20%, resulting in rates as high as 33.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non‑REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims and administrative proceedings. We are not presently party to any proceeding which we believe to be material or which we would expect to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations. The outcome of litigation and administrative proceedings is inherently uncertain. Therefore, if one or more legal or administrative matters are resolved against us in a reporting period for amounts in excess of management’s expectation, our financial condition, cash flows or results of operations for that reporting period could be materially adversely affected.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “COR”. As of February 6, 2019, we had five holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Distributions and Dividends

In order to comply with the REIT requirements of the Code, we generally are required to make annual distributions to our stockholders of at least 90% of our net taxable income. Our common stock distribution policy is to distribute as dividends, at a minimum, a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and any subsequent increases and/or anticipated increases are correlated to increases in our growth of cash flow.

We have made distributions every quarter since the completion of our initial public offering. During the year ended December 31, 2018, we declared quarterly dividends totaling $4.14 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

Performance Graph

The following line graph sets forth, for the period from December 31, 2013, through December 31, 2018, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2013, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
December 31, 2013	$100	$100	$100
December 31, 2014	$127	$114	$130
December 31, 2015	$191	$115	$134
December 31, 2016	$275	$129	$145
December 31, 2017	$409	$157	$153
December 31, 2018	$326	$150	$146

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

	Year Ended December 31,
(in thousands except share and per share data)	2018	2017	2016	2015	2014
Statement of Operations Data
Operating revenues	$544,392	$481,821	$400,352	$333,292	$272,420
Operating expenses	402,113	357,009	305,735	269,208	228,233
Operating income	142,279	124,812	94,617	64,084	44,187
Gain on land disposal	—	—	—	36	1,208
Interest expense	(35,526)	(24,147)	(12,577)	(7,098)	(5,305)
Net income	106,763	100,491	81,921	56,859	40,052
Net income attributable to noncontrolling interests	28,841	25,636	23,212	22,153	17,287
Net income attributable to CoreSite Realty Corporation	77,922	74,855	58,709	34,706	22,765
Preferred stock dividends	—	(7,924)	(8,338)	(8,338)	(8,338)
Original issuance costs associated with redeemed preferred stock	—	(4,326)	—	—	—
Net income attributable to common shares	$77,922	$62,605	$50,371	$26,368	$14,427
Earnings Per Share
Net income per share attributable to common shares
Basic	$2.23	$1.85	$1.56	$1.05	$0.68
Diluted	2.22	1.84	1.54	1.03	0.66
Dividends declared per common share	4.14	3.58	2.39	1.79	1.47
Balance Sheet Data
Gross investments in real estate	$2,083,205	$1,821,217	$1,643,576	$1,295,135	$1,146,548
Total assets(1)	1,853,667	1,625,643	1,553,539	1,162,543	1,074,604
Debt, net	1,130,823	939,570	690,450	391,007	317,679
Funds from Operations ("FFO")
Net income	$106,763	$100,491	$81,921	$56,859	$40,052
Real estate depreciation and amortization	136,458	123,848	103,136	87,287	73,955
Gain on land disposal	—	—	—	(36)	(1,208)
FFO	243,221	224,339	185,057	144,110	112,799
Preferred stock dividends	—	(7,924)	(8,338)	(8,338)	(8,338)
Original issuance costs associated with redeemed preferred stock	—	(4,326)	—	—	—
FFO attributable to common shares and units	$243,221	$212,089	$176,719	$135,772	$104,461
FFO per common share and OP unit - diluted	$5.06	$4.43	$3.71	$2.86	$2.22

(1)

Effective January 1, 2018, we elected to early adopt Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modified retrospective transition approach as of our January 1, 2016, transition date. Total assets for the years ended December 31, 2017, and 2016, have been adjusted for the impact of ASC 842. Refer to Item 8. Financial Statements — Note 2 — Summary of Significant Accounting Policies for additional information.

We consider funds from operations (“FFO”), a non‑generally accepted accounting principles (“GAAP”) measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defined FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write‑downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO attributable to common shares and units represents FFO less preferred stock dividends declared and original issuance costs associated with redeemed preferred stock during the period.

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

Overview

We are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Boston, Chicago, Denver and Miami.

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

Our focus is to bring together a network and cloud community to support the needs of enterprises, and create a diverse customer ecosystem. Our growth strategy includes (i) increasing cash flow from in‑place data center space, (ii) capitalizing on embedded expansion opportunities within existing data centers, (iii) selectively pursuing acquisition and development opportunities in existing and new markets and (iv) leveraging existing customer relationships and attracting new customers.

Factors that May Influence our Results of Operations

Market and economic conditions.  We are impacted by general business and economic conditions in the United States and globally. These conditions include short‑term and long‑term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macro‑economic conditions that affect the economy and the economic outlook of the United States, particularly in our data center industry and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.

Operating revenue.  The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction, inclusive of pre-construction projects, space at attractive rental rates. As of December 31, 2018, we had approximately 562,000 NRSF of unoccupied and under construction, inclusive of pre-construction projects, data center space of which approximately 52,000 NRSF is leased with a future commencement date. The loss, space consolidation, or exertion of significant pricing pressure of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate accounted for 29.7% of our total operating NRSF and 36.2% of our total annualized rent as of December 31, 2018, with a weighted average remaining lease term of 44 months. During the year ended December 31, 2018, we entered into new and expansion leases totaling approximately 142,000 NRSF.

The following table summarizes our leasing activity during the years ended December 31, 2018, 2017, and 2016:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Year Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)		Growth(5)
New / expansion leases commenced	December 31, 2018	517	$32,940	174,834	$182	(6)
	December 31, 2017	495	32,775	136,902	239
	December 31, 2016	616	58,632	443,112	132

New / expansion leases signed	December 31, 2018	514	$27,653	142,116	$203	(6)
	December 31, 2017	478	38,937	180,415	209	(6)
	December 31, 2016	579	48,760	245,853	198

Renewal leases signed	December 31, 2018	1,134	$76,512	470,022	$163		7.5%
	December 31, 2017	871	52,345	337,600	155		7.3
	December 31, 2016	674	38,606	254,871	151		7.6

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
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

Operating expenses.  Our operating expenses primarily consist of utility costs, including power, site maintenance, real estate taxes and insurance, personnel salaries and benefits, including stock based compensation, depreciation, as well as rental expenses on our properties in which we hold a leasehold interest. A substantial majority of our operating expenses are fixed in nature and should not vary significantly from period to period, unless we expand our existing data centers or acquire new data centers, which would entail additional data center operations personnel, as well as utility, operating and maintenance expenses. Pre-stabilized projects produce lower initial investment returns than stabilized properties due to operating expenses being less dependent on occupancy levels than revenues. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service.

Our buildings require significant power to support data center operations. We expect the cost of power will generally increase in the future on a per‑unit or fixed basis in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of power is generally higher in summer months as compared to other times of the year. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.

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

Scheduled Lease Expirations.  Our ability to re‑lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 1,385 and 531 data center leases representing approximately 22.6% and 13.1% of the NRSF in our operating data center portfolio and 33.3% and 21.1% of our total annualized rent that are scheduled to expire during the years ending December 31, 2019, and 2020, respectively. These leases represent current annualized rent of $97.8 million, and $62.0 million with annualized rental rates of $147 per NRSF and $160 per NRSF expiring during the years ending December 31, 2019, and 2020, respectively. Our past performance may not be indicative of future results, and there can be no assurance that leases will be renewed or that our properties will be re‑leased at all or at rental rates equal to or above the current average rental rates. Further, re‑leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of a particular property and whether a property, or space within a property, has been developed.

Acquisitions, Development and Financing.  Our ability to grow rental and operating revenues depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2018, we had approximately 1,636,000 NRSF of space available for future data center development, pre-construction projects, and space currently under development, or approximately 37% of the total space in our portfolio. We may encounter development delays, excess development costs, or delays in leasing developed space to customers. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through our revolving credit facility and other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities if needed and when market conditions permit. We will require additional capital to finance future development activities, which may not be available or may not be available on terms favorable or acceptable to us.

Our aggregate NRSF available to lease in Chicago, Los Angeles, New York, Santa Clara and Northern Virginia, which historically have comprised our top five markets as measured by annualized rent, is currently lower than our historical NRSF available to lease in these markets as a percentage of total portfolio NRSF. During the years ended December 31, 2018, 2017, and 2016, we placed into service approximately 156,000 NRSF, 8,000 NRSF, and 503,000 NRSF, respectively, in these five markets. We expect the 271,000 NRSF of data center projects currently under development in these markets, including pre-construction projects such as CH2 and LA3, to increase our aggregate NRSF available to lease in these markets during 2019 and 2020. The lower NRSF available to lease in these markets may compress our revenue and earnings growth rates until such time as the additional NRSF under construction becomes available to lease and is leased up sufficiently to generate positive net operating income and cash flow from such properties.

Conditions in Significant Markets.  Positive or negative changes in conditions including supply and demand, rental rates, utility costs, and general economic conditions in any of our markets could impact our overall performance. The following table provides a geographic overview of our property portfolio as a percentage of total data center annualized rent as of December 31, 2018:

Percentage of Total Data
Metropolitan Market	Center Annualized Rent
San Francisco Bay	32.2%
Los Angeles	26.6
Northern Virginia	18.8
New York	7.2
Boston	6.8
Chicago	6.4
Denver	1.6
Miami	0.4
Total	100.0%

Results of Operations

In July 2018, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Update (“ASU”) 2018-11, Leases – Targeted Improvements. As a result of ASU 2018-11, we have adjusted our consolidated statements of operations to combine rental, power, tenant reimbursement and other revenue into a single rental, power, and related revenue line item. Refer to Item 8. Financial Statements — Note 2 — Summary of Significant Accounting Policies for additional information.

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2018, and 2017. A summary of our operating results for the years ended December 31, 2018, and 2017, is as follows (in thousands).

	Year Ended December 31,
	2018	2017	$ Change	% Change
Operating revenue	$544,392	$481,821	$62,571	13.0%
Operating expense	402,113	357,009	45,104	12.6
Operating income	142,279	124,812	17,467	14.0
Interest expense	35,526	24,147	11,379	47.1
Net income	106,763	100,491	6,272	6.2

Operating Revenues

Operating revenues during the years ended December 31, 2018, and 2017, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$463,086	$407,680	$55,406	13.6%
Interconnection revenue	69,709	62,293	7,416	11.9
Total data center revenue	532,795	469,973	62,822	13.4
Office, light-industrial and other revenue	11,597	11,848	(251)	(2.1)
Total operating revenues	$544,392	$481,821	$62,571	13.0%

A majority of the increase in operating revenues was due to a $55.4 million increase in data center rental, power, and related revenue during the year ended December 31, 2018, compared to the 2017 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, expansions into new and existing space, and as our customers increased their power consumption within their deployments. Most notably, data center rental, power, and related revenue at our SV7 and LA2 properties, where we have placed into service large contiguous data center NRSF within the last two years, has increased $16.8 million and $16.0 million, respectively, compared to the year ended December 31, 2017. This increase is primarily due to the commencement of large scale leases throughout the years ended December 31, 2018, and 2017, which experience variable revenue growth as customers deploy their IT equipment and increase their power consumption. The remaining increase in data center rental, power, and related revenue during the year ended December 31, 2018, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by the move-out of customer leases at lower average rental rates.

In addition, interconnection revenue increased $7.4 million, or 11.9%, during the year ended December 31, 2018, compared to the 2017 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the year ended December 31, 2018, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the years ended December 31, 2018, and 2017, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Property operating and maintenance	$152,357	$132,820	$19,537	14.7%
Real estate taxes and insurance	19,239	14,913	4,326	29.0
Depreciation and amortization	141,633	129,251	12,382	9.6
Sales and marketing	21,023	18,176	2,847	15.7
General and administrative	40,090	37,548	2,542	6.8
Rent	27,696	24,125	3,571	14.8
Transaction costs	75	176	(101)	(57.4)
Total operating expenses	$402,113	$357,009	$45,104	12.6%

Property operating and maintenance expense increased $19.5 million, or 14.7%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the year ended December 31, 2018, partially offset by improvements in energy efficiency. In addition, maintenance expense increased due to 201,000 NRSF of data center space being placed into service, inclusive of the U.S. Colo acquisition, during the year ended December 31, 2018. We incurred higher payroll and benefits expense due to an increase in data center operations headcount associated with the increased occupied data center NRSF.

Real estate taxes and insurance increased $4.3 million, or 29.0%, during the year ended December 31, 2018, primarily as a result of increased real estate tax assessments across the majority of our markets and the completion of projects under development.

Depreciation and amortization expense increased $12.4 million, or 9.6%, during the year ended December 31, 2018, primarily as a result of an increase in depreciation expense from approximately 172,000 NRSF of new data center expansion projects placed into service, with a cost basis of approximately $124.2 million, during the year ended December 31, 2018.

Sales and marketing expense increased by $2.8 million, or 15.7%, during the year ended December 31, 2018, primarily due to an increase in payroll and benefits expense as a result of increased headcount. The remaining increase is due to our adoption of the new lease accounting standard, which no longer allows us to capitalize approximately $1.2 million of internal sales employees’ compensation and payroll-related fringe benefits that are not direct and incremental costs of signing a lease. Refer to Item 8. Financial Statements – Note 2 – Summary of Significant Accounting Policies for additional information.

General and administrative expense increased by $2.5 million, or 6.8%, during the year ended December 31, 2018, as a result of increased software license fees and payroll and benefits expenses.

Rent expense increased $3.6 million, or 14.8%, during the year ended December 31, 2018, primarily due to the term extension at our LA1 facility resulting in additional straight-line rent expense, as well as an increase in rent from the new leased space in LA1 and LA4 during the year ended December 31, 2018.

Interest Expense

Interest expense for the years ended December 31, 2018, and 2017, was as follows (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Interest expense and fees	$38,751	$25,753	$12,998	50.5%
Amortization of deferred financing costs	2,370	1,676	694	41.4
Capitalized interest	(5,595)	(3,282)	(2,313)	70.5
Total interest expense	$35,526	$24,147	$11,379	47.1%
Percent capitalized	13.6%	12.0%

Interest expense increased $11.4 million, or 47.1%, during the year ended December 31, 2018, primarily as a result of the increase in overall debt outstanding, increased amortization of deferred financing cost as a result of the credit facility amendment, and increased interest rates. The weighted average principal debt outstanding was $1.0 billion and $782.1 million during the years ended December 31, 2018, and 2017, respectively. Our daily weighted average interest rate increased from 3.17% during the year ended December 31, 2017, to 3.58% during the year ended December 31, 2018.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2017, and 2016. A summary of our operating results for the years ended December 31, 2017, and 2016, is as follows (in thousands).

	Year Ended December 31,
	2017	2016	$ Change	% Change
Operating revenue	$481,821	$400,352	$81,469	20.3%
Operating expense	357,009	305,735	51,274	16.8
Operating income	124,812	94,617	30,195	31.9
Interest expense	24,147	12,577	11,570	92.0
Net income	100,491	81,921	18,570	22.7

Operating Revenues

Operating revenues during the years ended December 31, 2017, and 2016, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Data center revenue:
Rental, power and related revenue	$407,680	$338,687	$68,993	20.4%
Interconnection revenue	62,293	53,077	9,216	17.4
Total data center revenue	469,973	391,764	78,209	20.0
Office, light-industrial and other revenue	11,848	8,588	3,260	38.0
Total operating revenues	$481,821	$400,352	$81,469	20.3%

A majority of the increase in operating revenues was due to a $69.0 million increase in data center rental, power, and related revenue during the year ended December 31, 2017, compared to the 2016 period. Data center rental, power and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, expansions into new and existing space, and as our customers increased their power consumption within their deployments. Most notably, data center rental, power, and related revenue at our SV7 and LA2 properties, where we placed into service large contiguous data center NRSF within the last two years, increased $33.1 million and $14.5 million, respectively, compared to December 31, 2016. This increase was primarily due to the commencement of large scale leases throughout the years ended December 31, 2017, and 2016, which experienced variable revenue growth as customers deployed their IT equipment and increased their power consumption. The remaining increase in data center rental, power, and related revenue during the year ended December 31, 2017, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by the move-out of customer leases at lower average rental rates.

In addition, interconnection revenue increased $9.2 million, or 17.4%, during the year ended December 31, 2017, compared to the 2016 period, primarily as a result of a net increase in the volume of cross connects from new and existing customers during the year ended December 31, 2017, and revenue increases resulting from customers migrating to our higher priced fiber cross connect product.

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

Property operating and maintenance expense increased $25.6 million, or 23.9%, primarily as a result of an increase in power expense due to increased customer consumption related to the commencement of new and expansion leases during the year ended December 31, 2017. In addition, payroll and benefits expense also increased due to an increase in facilities and operations headcount associated with increased occupied data center NRSF.

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

Interest expense for the years ended December 31, 2017, and 2016, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Interest expense and fees	$25,753	$15,365	$10,388	67.6%
Amortization of deferred financing costs	1,676	1,333	343	25.7
Capitalized interest	(3,282)	(4,121)	839	(20.4)
Total interest expense	$24,147	$12,577	$11,570	92.0%
Percent capitalized	12.0%	24.7%

Interest expense increased $11.6 million during the year ended December 31, 2017, compared to the 2016 period, primarily as a result of the increase in overall debt outstanding, increased interest rates, and a reduction in capitalized interest resulting from the completion of SV7 in the fourth quarter of 2016. The weighted average principal debt outstanding was $782.1 million and $541.6 million during the years ended December 31, 2017, and 2016, respectively. Our daily weighted average interest rate increased from 2.66% during the year ended December 31, 2016, to 3.17% during the year ended December 31, 2017.

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

Operating Activities

Net cash provided by operating activities was $258.8 million for the year ended December 31, 2018, compared to $209.4 million for the year ended December 31, 2017. This increase of $49.4 million, or 24%,  was primarily due to $20.9 million increase in net income adjusted for depreciation and amortization primarily as a result of the organic growth of our customer revenue base through favorable renewals, expansions into new and existing space, and as our customers increased their power consumption within their deployments. The increase was also due to increased accounts receivable cash collections of $16.0 million during the year ended December 31, 2018.

Investing Activities

Net cash used in investing activities increased by $81.7 million, or 47%, to $255.6 million for the year ended December 31, 2018, compared to $174.0 million for the year ended December 31, 2017. This increase was due primarily to higher construction spend on our VA3, DE1, NY2, LA2, SV8, and LA3 properties and the acquisition of the CH2 land and U.S. Colo during the year ended December 31, 2018, compared to construction spending on active development projects during the year ended December 31, 2017.

Financing Activities

Net cash used in financing activities was $5.8 million during the year ended December 31, 2018, compared to $34.6 million during the year ended December 31, 2017.

During the year ended December 31, 2018, we received cash proceeds from the 2023 Term Loan, (as defined below), of $150.0 million and we received cash, net of payments, from the revolving credit facility of $42.0 million.

During the year ended December 31, 2017, we received cash proceeds from the 2022 senior unsecured term loan and 2024 senior unsecured notes, of $275.0 million and we made net cash payments on the revolving credit facility of $24.5 million.

We paid $193.0 million in dividends and distributions on our common stock and Operating Partnership units during the year ended December 31, 2018, compared to $172.5 million during the year ended December 31, 2017, as a result of an increase in the annual dividend from $3.40 per share and unit paid during the year ended December 31,

2017, to an annual dividend of $4.02 per share and unit paid during the year ended December 31, 2018. We also paid $115.0 million to redeem all of the outstanding 4,600,000 shares of our 7.25% Series A Cumulative Redeemable Preferred Stock during the year ended December 31, 2017.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

Operating Activities

Net cash provided by operating activities was $209.4 million for the year ended December 31, 2017, compared to $170.5 million for the year ended December 31, 2016. This increase of $38.8 million, or 23%,  was primarily due to the $40.4 million increase in net income adjusted for depreciation and amortization primarily as a result of the organic growth of our customer revenue base through favorable renewals, expansions into new and existing space, and as our customer increase their power consumption within their deployments. This increase was partially offset by a decrease in prepaid rent from our customers.

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

We paid $172.5 million in dividends and distributions on our common stock and Operating Partnership units during the year ended December 31, 2017, compared to $108.8 million during the year ended December 31, 2016, as a result of an increase in the annual dividend to $3.40 per share or unit paid during the year ended December 31, 2017, from an annual dividend of $2.12 per share or unit paid during the year ended December 31, 2016. We also paid $115.0 million to redeem all of the outstanding 4,600,000 shares of our 7.25% Series A Cumulative Redeemable Preferred Stock during the year ended December 31, 2017.

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

As of December 31, 2018, we had $2.6 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $400 million to $450 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes approximately $26 million of capital investment that we anticipate we will invest to acquire a 3.8-acre operating light-industrial / flex office building and land parcel located adjacent to our Santa Clara campus as well as the remaining estimated capital required to fund our current expansion projects under construction and in pre-construction as of December 31, 2018, shown in the table below:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects/Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
TKD expansion(1)
LA1	Los Angeles	Q2 2019	17,238	$1,572	$13,200	—%	1.5
LA2	Los Angeles	Q2 2019	28,191	7,143	21,000	100.0	3.0
Total TKD expansion			45,429	$8,715	$34,200	62.1%	4.5

New development(2)
Ground-up construction
SV8 Phase 1	San Francisco Bay	Q3 2019	58,000	$47,506	$127,000	—%	6.0
VA3 Phase 1B	Northern Virginia	Q2 2019	49,837	70,775	119,000	—	6.0
Pre-construction(3)
CH2 Phase 1	Chicago	2020	58,000	10,056	120,000	—	6.0
LA3 Phase 1	Los Angeles	2020	60,000	29,334	130,000	—	6.0
Total new development			225,837	$157,671	$496,000	—%	24.0

Total development(4)			271,266	$166,386	$530,200	10.4%	28.5

(1)

Turn‑Key Data Center (“TKD”) estimated development costs include two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project.

(2)	Includes a portion of the cost of infrastructure to support later phases of the development.
(3)	Pre-construction projects are projects in the design and permitting stages. Construction will commence upon receipt of the applicable permits.
(4)

Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers. We have an estimated $14.6 million in Deferred Expansion Capital under construction at multiple properties as of December 31, 2018, of which $6.7 million has been incurred to-date. We estimate approximately $35 million of additional Deferred Expansion Capital may be required in the future to support existing or anticipated future customer utilization.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash on hand, cash provided by operations and we expect to add incremental debt financing in 2019 to increase liquidity and continue to term out some of the debt drawn on our revolving credit facility. Timing, pricing, and the type of debt is dependent on market conditions and we have targeted a total issuance amount of approximately $350 million to $400 million. In anticipation of this targeted issuance, we entered into a $175 million forward starting seven-year interest rate swap agreement, effective upon the issuance of the targeted debt, to protect against adverse fluctuation in treasury rates by effectively fixing the interest rate at approximately 2.91% per annum, plus an applicable spread determined at the time of the issuance of the $175 million of fixed or floating rate debt.

On April 19, 2018, our Operating Partnership and certain subsidiary co-borrowers amended and restated our previous credit agreement (as amended and restated, the “Amended and Restated Credit Agreement”), in order to provide additional liquidity of $250 million, which was used to pay down a portion of the then-current revolving credit facility balance, to fund continued development across our portfolio, and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, (i) increased the revolving credit facility from $350 million to $450 million, (ii) extended the maturity of the revolving credit facility from June 24, 2019, to April 19, 2022, with a one year extension option, and (iii) established a new $150 million senior unsecured term loan scheduled to mature April 19, 2023

(the “2023 Term Loan”), which increased our total commitment under the Amended and Restated Credit Agreement from $600 million to $850 million. The accordion feature under the Amended and Restated Credit Agreement was also increased by $150 million to $350 million, which allows our Operating Partnership to increase the total commitment from $850 million to $1.2 billion, under specified circumstances, including securing capital from new or existing lenders. Refer to Item 8. Financial Statements — Note 8 — Debt for additional information.

The total amount available for borrowing under our revolving credit facility is equal to the lessor of $450.0 million or the availability calculated on our unencumbered asset pool. As of December 31, 2018, there was $211.5 million of borrowings outstanding and $4.9 million outstanding under letters of credit. Therefore, $233.6 million remained available for us to borrow under our revolving credit facility.

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

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. We have material contracts that are indexed to USD-LIBOR, including agreements governing certain of our indebtedness, and are monitoring this activity and evaluating the related risks. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contracts that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our business, financial condition and results of operations cannot yet be determined. See Item 1A. “Risk Factors – Fluctuations in interest rates could materially affect our financial results” of this Annual Report for more information.

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

Indebtedness

A summary of outstanding indebtedness as of December 31, 2018, and 2017, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2018	2017
Revolving credit facility	3.95% and 3.11% at December 31, 2018, and December 31, 2017, respectively	April 19, 2022	$211,500	$169,500
2020 Senior unsecured term loan	3.37% and 3.00% at December 31, 2018, and December 31, 2017, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.90% and 3.06% at December 31, 2018, and December 31, 2017, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.65% and 3.04% at December 31, 2018, and December 31, 2017, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan	4.01% at December 31, 2018	April 19, 2023	150,000	—
2023 Senior unsecured notes	4.19% at December 31, 2018, and December 31, 2017, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at December 31, 2018, and December 31, 2017, respectively	April 20, 2024	175,000	175,000
Total principal outstanding			1,136,500	944,500
Unamortized deferred financing costs			(5,677)	(4,930)
Total debt			$1,130,823	$939,570

As of December 31, 2018, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of December 31, 2018, and 2017, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 8—Note 8—Debt in “Financial Statements and Supplementary Data” included in this Annual Report.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$25,712	$26,661	$26,392	$25,995	$24,142	$129,606	$258,508
Revolving credit facility(1)	8,360	8,360	8,360	214,017	—	—	239,097
Senior unsecured term loans (2)	22,729	170,163	114,169	208,378	151,821	—	667,260
Senior unsecured notes (3)	13,128	13,128	13,128	13,128	159,723	177,091	389,326
Construction contracts (4)	179,123	—	—	—	—	—	179,123
Other (5)	5,562	7,802	4,589	4,595	4,596	48,718	75,862
Total	$254,614	$226,114	$166,638	$466,113	$340,282	$355,415	$1,809,176

(1)

Includes $211.5 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of April 19, 2022. The revolving credit facility is subject to variable rates. We estimated interest payments on the revolving credit facility based on the interest rate as of December 31, 2018.

(2)

Includes $150 million, $100 million, $200 million, and $150 million outstanding and estimated annual interest payments through the respective maturity dates for the 2020, 2021, 2022, and 2023 senior unsecured loans, respectively. We estimated interest payments based on our in place interest rate swap agreements and the variable interest rates as of December 31, 2018.

(3)

Includes $150.0 million outstanding and estimated annual interest payments, fixed at 4.19%, through the maturity date of June 15, 2023, and $175 million outstanding and estimated annual interest payments, fixed at 3.91%, through the maturity date of April 20, 2024.

(4)	Consists of obligations for construction contracts for properties under construction or in pre-construction, tenant related capital expenditures, and other capital improvements.
(5)	Consists of obligations for power contracts and telecommunications leases.

Off‑Balance Sheet Arrangements

As of December 31, 2018, the Company did not have any off‑balance sheet arrangements.

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

Capitalization of Costs.  Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. For the years ended December 31, 2017, and 2016, we also capitalized a portion of internal sales employees’ compensation and payroll‑related fringe benefits that directly relate to time spent executing successful lease agreements. Effective January 1, 2018, we adopted Accounting Standards Codification Topic 842, Leases, which provides a narrower definition of initial direct costs that can be capitalized. As a result, only the incremental costs of signing a lease are capitalized as lease commissions and costs related to internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees will be accounted for as a sales and marketing expense in the consolidated statements of operations. During the years ended December 31, 2018,  2017, and 2016, we capitalized $7.0 million, $9.7 million, and $10.6, million, respectively, of internal initial direct costs.

Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs (including interest), real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred. Indirect costs capitalized for the years ended December 31, 2018,  2017, and 2016, are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest	$5,595	$3,282	$4,121
Real estate taxes and insurance	1,155	708	1,614
Employee salaries and benefits	4,617	3,618	3,336
Capitalized indirect development costs	$11,367	$7,608	$9,071

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

Revenue Recognition. We derive our revenues from leases with customers which include rental revenue lease components and nonlease revenue components, such as power and tenant reimbursements. Effective January 1, 2018, we adopted ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”), using the cumulative effect method and we concurrently adopted ASC 842, Leases (“ASC 842”), using the modified retrospective transition approach. ASC 606 establishes a five-step model framework which recognizes revenue as an entity transfers goods or services to the customer and requires enhanced disclosures. ASC 842 establishes our recognition of rental revenue, which remains mainly consistent with previous guidance, and requires additional enhanced disclosures.

The implementation of the new guidance included an assessment of customer contracts, which contain lease components and nonlease components, aimed at identifying contractual provisions that could result in a change in the timing or the amount of revenue recognition in comparison with prior guidance, as well as assessing the enhanced disclosure requirements of the new guidance. The analysis of contracts required subjective assessment over the implications of contractual provisions on the timing and amount of revenue recognized.

As a result of the assessment, we determined that the adoption does not change the recognition pattern of our operating revenues. In accordance with ASC 842 we have elected to combine all of our nonlease revenue components that have the same pattern of transfer as the related operating lease component into a single combined lease component recognized under ASC 842. Additional disclosures have also been provided around the nature, timing, and uncertainty of revenue, certain costs, and cash flows arising from contracts with customers. See additional discussion in Note 2, Summary of Significant Accounting Policies and Note 7, Lease Revenue.

Lessee Accounting. As mentioned previously, we adopted ASC 842 effective January 1, 2018, which also impacts our lessee accounting. The standard increases transparency and comparability by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases, as well as enhanced disclosures.

Implementation of the new standard included an analysis of contracts, including real estate leases, to determine the initial recognition of ROU assets and lease liabilities, which required subjective assessment over discount rates. The new standard also provided various practical expedients, which were assessed to determine the ultimate impact of the new standard upon adoption. We elected the package of practical expedients, which permitted us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date.

Subsequent measurement and treatment of contract modifications were also assessed as it pertains to our existing contracts. Measuring new and modified leases requires subjective assessment particularly over discount rates and contract options, such as termination or extension rights, which impact lease terms and minimum lease payments.

As a result of the analysis, adoption of the lease standard had a material impact on our consolidated balance sheets. As a lessee, we adjusted certain previously reported financial statements to include the recognition of ROU assets and liabilities for operating leases.  Additional disclosures were also provided to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. See additional discussion in Note 2, Summary of Significant Accounting Policies and Note 6, Leases.

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

As of December 31, 2018, we had $811.5 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of December 31, 2018, we have three effective interest rate swap agreements in place to fix the interest rate on $200.0 million of our one month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $611.5 million of variable rate debt outstanding as of December 31, 2018.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $611.5 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $6.1 million per year.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes, and the financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and its method of accounting for leases in 2018 due to the adoption of ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers and ASC Topic 842, Leases.

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

Denver, Colorado
February 8, 2019

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Investments in real estate:
Land	$86,955	$97,258
Buildings and improvements	1,730,329	1,561,056
	1,817,284	1,658,314
Less: Accumulated depreciation and amortization	(590,784)	(473,141)
Net investment in operating properties	1,226,500	1,185,173
Construction in progress	265,921	162,903
Net investments in real estate	1,492,421	1,348,076
Operating lease right-of-use assets	190,304	92,984
Cash and cash equivalents	2,599	5,247
Accounts and other receivables, net of allowance for doubtful accounts of $417 and $1,094 as of December 31, 2018, and December 31, 2017, respectively	18,464	28,875
Lease intangibles, net of accumulated amortization of $7,756 and $8,585 as of December 31, 2018, and December 31, 2017, respectively	6,943	6,314
Goodwill	40,646	40,646
Other assets, net	102,290	103,501
Total assets	$1,853,667	$1,625,643

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $5,677 and $4,930 as of December 31, 2018, and December 31, 2017, respectively	$1,130,823	$939,570
Operating lease liabilities	202,699	102,912
Accounts payable and accrued expenses	89,315	77,170
Accrued dividends and distributions	55,679	48,976
Acquired below-market lease contracts, net of accumulated amortization of $3,840 and $5,608 as of December 31, 2018, and December 31, 2017, respectively	2,846	3,504
Unearned revenue, prepaid rent and other liabilities	37,672	34,867
Total liabilities	1,519,034	1,206,999
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 36,708,691 and 34,240,815 shares issued and outstanding at December 31, 2018, and December 31, 2017, respectively	363	338
Additional paid-in capital	491,314	457,495
Accumulated other comprehensive income (loss)	(2,193)	753
Distributions in excess of net income	(246,929)	(177,566)
Total stockholders' equity	242,555	281,020
Noncontrolling interests	92,078	137,624
Total equity	334,633	418,644
Total liabilities and equity	$1,853,667	$1,625,643

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$463,086	$407,680	$338,687
Interconnection revenue	69,709	62,293	53,077
Office, light-industrial and other revenue	11,597	11,848	8,588
Total operating revenues	544,392	481,821	400,352
Operating expenses:
Property operating and maintenance	152,357	132,820	107,212
Real estate taxes and insurance	19,239	14,913	14,250
Depreciation and amortization	141,633	129,251	108,652
Sales and marketing	21,023	18,176	17,495
General and administrative	40,090	37,548	35,369
Rent	27,696	24,125	22,631
Transaction costs	75	176	126
Total operating expenses	402,113	357,009	305,735
Operating income	142,279	124,812	94,617
Interest expense	(35,526)	(24,147)	(12,577)
Income before income taxes	106,753	100,665	82,040
Income tax (expense) benefit	10	(174)	(119)
Net income	$106,763	$100,491	$81,921
Net income attributable to noncontrolling interests	28,841	25,636	23,212
Net income attributable to CoreSite Realty Corporation	$77,922	$74,855	$58,709
Preferred stock dividends	—	(7,924)	(8,338)
Original issuance costs associated with redeemed preferred stock	—	(4,326)	—
Net income attributable to common shares	$77,922	$62,605	$50,371
Net income per share attributable to common shares:
Basic	$2.23	$1.85	$1.56
Diluted	$2.22	$1.84	$1.54
Weighted average common shares outstanding
Basic	34,957,244	33,792,759	32,289,414
Diluted	35,137,495	34,058,949	32,732,059

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$106,763	$100,491	$81,921
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(3,676)	580	(1,112)
Reclassification of other comprehensive income (loss) to interest expense	(326)	623	1,740
Comprehensive income	102,761	101,694	82,549
Comprehensive income attributable to noncontrolling interests	27,912	25,985	23,242
Comprehensive income attributable to CoreSite Realty Corporation	$74,849	$75,709	$59,307

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Stock	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2016	$115,000	30,650,703	$301	$390,200	$(493)	$(88,891)	$416,117	$210,188	$626,305
Redemption of noncontrolling interests	—	3,007,000	30	37,550	(206)	—	37,374	(37,374)	—
Issuance of stock awards, net of forfeitures	—	164,408	—	—	—	—	—	—	—
Exercise of stock options	—	74,660	1	1,289	—	—	1,290	—	1,290
Share-based compensation	—	—	2	9,492	—	—	9,494	—	9,494
Dividends declared on preferred stock	—	—	—	—	—	(8,338)	(8,338)	—	(8,338)
Dividends and distributions	—	—	—	—	—	(79,518)	(79,518)	(34,696)	(114,214)
Net income	—	—	—	—	—	58,709	58,709	23,212	81,921
Other comprehensive income	—	—	—	—	598	—	598	30	628
Balance at December 31, 2016	$115,000	33,896,771	$334	$438,531	$(101)	$(118,038)	$435,726	$161,360	$597,086
Redemption of noncontrolling interests	—	15,011	—	167	—	—	167	(167)	—
Redemption of preferred stock	(115,000)	—	—	4,326	—	(4,326)	(115,000)	—	(115,000)
Issuance of stock awards, net of forfeitures	—	131,272	—	—	—	—	—	—	—
Exercise of stock options	—	197,761	2	4,818	—	—	4,820	—	4,820
Share-based compensation	—	—	2	9,653	—	—	9,655	—	9,655
Dividends declared on preferred stock	—	—	—	—	—	(7,924)	(7,924)	—	(7,924)
Dividends and distributions	—	—	—	—	—	(122,133)	(122,133)	(49,554)	(171,687)
Net income	—	—	—	—	—	74,855	74,855	25,636	100,491
Other comprehensive income	—	—	—	—	854	—	854	349	1,203
Balance at December 31, 2017	$—	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	—	2,261,068	23	20,852	127	—	21,002	(21,002)	—
Issuance of stock awards, net of forfeitures	—	188,152	—	—	—	—	—	—	—
Exercise of stock options	—	18,656	—	310	—	—	310	—	310
Share-based compensation	—	—	2	12,657	—	—	12,659	—	12,659
Dividends and distributions	—	—	—	—	—	(147,285)	(147,285)	(52,456)	(199,741)
Net income	—	—	—	—	—	77,922	77,922	28,841	106,763
Other comprehensive income	—	—	—	—	(3,073)	—	(3,073)	(929)	(4,002)
Balance at December 31, 2018	$—	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,763	$100,491	$81,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,633	129,251	108,652
Amortization of above/below market leases	(580)	(598)	(541)
Amortization of deferred financing costs	2,370	1,676	1,333
Share-based compensation	12,038	8,946	8,892
Bad debt expense	(229)	1,338	398
Changes in operating assets and liabilities:
Accounts receivable	10,923	(5,087)	(13,199)
Deferred rent receivable	(3,124)	(3,645)	(7,083)
Deferred leasing costs	(11,672)	(13,315)	(14,395)
Other assets	(4,079)	(10,924)	(8,819)
Accounts payable and accrued expenses	3,502	1,224	4,910
Unearned revenue, prepaid rent and other liabilities	(1,275)	(2,235)	8,696
Operating leases	2,491	2,234	(240)
Net cash provided by operating activities	258,761	209,356	170,525
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(5,247)	(7,850)	(5,878)
Real estate improvements	(239,715)	(153,956)	(293,359)
Business combinations and asset acquisitions	(10,681)	(12,158)	(64,965)
Net cash used in investing activities	(255,643)	(173,964)	(364,202)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	310	4,820	1,290
Proceeds from revolving credit facility	253,036	274,000	299,500
Payments on revolving credit facility	(211,036)	(298,500)	(247,750)
Proceeds from unsecured debt	150,000	275,000	250,000
Payments of loan fees and costs	(5,038)	(2,410)	(2,981)
Redemption of preferred stock	—	(115,000)	—
Dividends and distributions	(193,038)	(172,484)	(108,807)
Net cash provided by (used in) financing activities	(5,766)	(34,574)	191,252
Net change in cash and cash equivalents	(2,648)	818	(2,425)
Cash and cash equivalents, beginning of year	5,247	4,429	6,854
Cash and cash equivalents, end of year	$2,599	$5,247	$4,429
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$32,579	$22,252	$11,528
Cash paid for operating lease liabilities	$21,994	$20,764	$20,184
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$41,328	$32,228	$28,805
Accrual of dividends and distributions	$55,679	$48,976	$41,849
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$114,989	$8,330	$73,575

See accompanying notes to consolidated financial statements.

                                                              CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of December 31, 2018, the Company owns a 75.8% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others own a 24.2% interest in our Operating Partnership. See additional discussion in Note 11, Noncontrolling Interests – Operating Partnership.

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

The standard provides guidance for our nonlease revenue components. We adopted this standard effective January 1, 2018, using the cumulative effect method. The adoption did not result in a cumulative catch-up adjustment to opening equity and does not change the recognition pattern of our operating revenues. Under the standard, disclosures are required to provide information on the nature, amount, timing, and uncertainty of revenue, certain costs, and cash flows arising from contracts with customers. See additional discussion below and in Note 7, Lease Revenue.

Leases

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amended the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

We elected to early adopt the lease standard effective January 1, 2018, concurrent with our adoption of the new revenue recognition standard. The lease standard required a modified retrospective transition approach as of the January 1, 2016, transition date. We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

Adoption of the lease standard had a material impact on our consolidated balance sheets. As a lessee, we adjusted certain previously reported financial statements to include the recognition of ROU assets and lease liabilities for operating leases. See the table below for the impact of adoption of the lease standard on our consolidated balance sheet as of December 31, 2017 (in thousands):

	As Previously Reported	New Lease Standard Adjustment	As Adjusted
Operating lease right-of-use assets	$—	$92,984	$92,984
Operating lease liabilities	—	102,912	102,912
Deferred rent payable	9,928	(9,928)	—

As a lessor, our recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees related to the execution of successful lease agreements no longer meet the definition of initial direct costs under the new standard and will be accounted for as a sales and marketing expense or general and administrative expense in our consolidated statements of operations. As a result of electing the package of practical expedients described above, existing leases, including the allocation of consideration between lease and nonlease components, and related initial direct costs have not been reassessed prior to the effective date and therefore adoption of the lease standard did not have an impact on our previously reported consolidated statements of operations for initial direct costs.

In July 2018, the FASB issued guidance codified in Accounting Standards Update (“ASU”) 2018-11, Leases – Targeted Improvements. The ASU provides a practical expedient, which allows lessors to combine nonlease components with the related lease components if both the timing and pattern of transfer are the same for the nonlease component(s) and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606 if the nonlease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. We elected the practical expedient to combine our lease and nonlease components that meet the defined criteria and will account for the combined lease component under ASC 842 on a retrospective basis. As a result of electing this practical expedient from ASU 2018-11, we have adjusted our prior period consolidated statements of operations to present our data center revenues and conform to our new presentation as follows:

	Previous Presentation	ASU 2018-11 Adjustment	Adjusted Presentation
Consolidated Statement of Operations
Year Ended December 31, 2017
Rental revenue	$264,134	$(264,134)	$—
Power revenue	134,909	(134,909)	—
Tenant reimbursement and other	8,637	(8,637)	—
Rental, power, and related revenue	—	407,680	407,680

Year Ended December 31, 2016
Rental revenue	$218,060	$(218,060)	$—
Power revenue	111,541	(111,541)	—
Tenant reimbursement and other	9,086	(9,086)	—
Rental, power, and related revenue	—	338,687	338,687

Statement of Cash Flows

In August 2016, the FASB issued guidance codified in ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. We adopted this standard effective January 1, 2018, and the provisions of ASU 2016-15 did not have a material impact on our consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued guidance codified in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 simplifies hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this standard effective April 1, 2018, with an initial application date of January 1, 2018, using a modified retrospective transition and the provisions of ASU 2017-12 did not have a material impact on our consolidated financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued guidance codified in ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We elected to early adopt this standard effective October 1, 2018, and the provisions of ASU 2017-04 did not have a material impact on our consolidated financial statements.

Derivatives and Hedging

In October 2018, the FASB issued guidance codified in ASU 2018-16,  Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted for entities that have already adopted ASU 2017-12. We elected to early adopt this standard upon issuance and the provisions of ASU 2018-16 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In August 2018, the FASB issued guidance codified in ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the overall usefulness of disclosures to financial statement users and reduces unnecessary costs in preparing fair value measurement disclosures. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASU 2018-13 to have a material impact on our consolidated financial statements.

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued guidance codified in ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The standard will be effective, on either a prospective or retrospective basis, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU 2018-15 and whether the provisions will have a material impact on our consolidated financial statements.

We determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not apply to our operations.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those related to assessing our standalone selling prices, performance-based equity compensation plans and the carrying values of our real estate properties, goodwill and accrued liabilities. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Reclassifications

Certain immaterial amounts included in the consolidated financial statements for 2017 and 2016 have been reclassified to conform to the 2018 financial statement presentation.

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $5.6 million, $3.3 million and $4.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Depreciation and amortization are calculated using the straight‑line method over the following useful lives of the assets:

Depreciation and amortization are calculated using the straight‑line method over the following useful lives of the assets:Depreciation and amortization are calculated using the straight‑line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $122.9 million, $108.1 million and $89.2 million for the years ended December 31, 2018, 2017,  and 2016, respectively.

Acquisition of Investment in Real Estate

When accounting for business combinations and asset acquisitions, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and the value of customer relationships. The primary difference between business combinations and asset acquisitions is that asset acquisitions require cost accumulation and allocation at a relative fair value. Acquisition costs are capitalized for asset acquisitions and expensed for business combinations.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the years ended December 31, 2018, 2017, or 2016.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2018, and 2017, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the years ended December 31, 2018, 2017, or 2016. During the year ended December 31, 2017, goodwill was reduced by $0.5 million due to the receipt of cash from an escrow account associated with an entity acquired at the time of the Company’s initial public offering (“IPO”).

Cash and Cash Equivalents

Cash and cash equivalents include all non‑restricted cash held in financial institutions and other non‑restricted highly liquid short‑term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $15.6 million, $16.3 million, and $15.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. Initial direct costs are included within other assets in the consolidated balance sheets and consisted of the following, net of amortization, as of December 31, 2018, and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Internal sales commissions	$14,199	$17,402
Third party commissions	9,855	11,802
Other	597	775
Total	$24,651	$29,979

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

Recoverability of Long‑Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the years ended December 31, 2018, 2017, and 2016, no impairment of long-lived assets was recognized in the consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. For the years ended December 31, 2018, 2017, and 2016, no impairment of internal-use software was recognized in the consolidated financial statements.

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

Our leases with customers are classified as operating leases and rental revenue is recognized on a straight-line basis over the customer lease term. Occasionally, our customer leases include options to extend or terminate the lease agreements. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or for recognizing rental revenue unless we are reasonably certain the customer will exercise these extension or termination options. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent receivable within other assets on our consolidated balance sheets.

In general, we provide two power products for our data center leased space, consisting of a fixed (breakered-amperage) and a variable (sub-metered) model. Customer power arrangements are coterminous with the customer’s underlying lease and have the same pattern of transfer over the lease term and are therefore combined with lease revenue within our consolidated statements of operations. For variable power arrangements, a customer pays us variable monthly fees for the specific amount of power utilized at the current utility rates. We recognize variable power revenue each month as the uncertainty related to the consideration is resolved, as power is provided to our customers, and as our customers utilize the power.

Some of our leases contain provisions under which our customers reimburse us for common area maintenance and other executory costs. These customer reimbursements are variable and are recognized in the period that the expenses are recognized. These services have the same pattern of transfer over the lease term and are also combined with lease revenue within our consolidated statements of operations.

Interconnection Revenue

We also derive revenue from interconnection services, which are generally contracted on a month-to-month basis cancellable by us or the customer at any time. Interconnection services are accounted for as separate contracts and are not combined with lease and power arrangements. We recognize interconnection revenue each month as these services are delivered to, and utilized by, our customers.

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At December 31, 2018, and 2017, the allowance for doubtful accounts totaled $0.4 million and $1.1 million, respectively, on the consolidated balance sheets.

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate space and are included within operating lease ROU assets and operating lease liabilities on the consolidated balance sheets. We elected the practical expedient to combine our lease and related nonlease components for our lessee building leases.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At December 31, 2018, and 2017, the amount included in unearned revenue, prepaid rent and other liabilities on the consolidated balance sheets was approximately $1.6 million and $1.5 million, respectively.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2010. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally are not subject to corporate level federal income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates.

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore, no provision is required in the accompanying consolidated financial statements for federal income taxes with regard to our activities and our subsidiary pass‑through entities. The allocable share of taxable income is included in the income tax returns of its stockholders. We are subject to the statutory requirements of the locations in which we conduct business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2018, and 2017, the gross deferred income taxes were not material.

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

3. Acquisitions

On November 10, 2016, we paid cash consideration of $65.0 million to acquire a 21.75-acre operating light-industrial / flex office park located in Reston, Virginia, referred to as the Reston Campus Expansion. The transaction was accounted for as an asset acquisition. We have started to redevelop the existing buildings into approximately 890,000 of incremental data center NRSF across multiple phases as existing light-industrial / flex office leases expire and customers vacate. The acquisition and redevelopment of the Reston Campus Expansion will extend our position as a multi-tenant data center provider in the Northern Virginia market.

On August 29, 2017, we acquired a two-acre land parcel adjacent to our existing Santa Clara campus, with a total real estate cost of $12.2 million. We are currently constructing a turn-key data center on the acquired land parcel, which we refer to as SV8.

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We plan to build a 175,000 square foot turn-key data center building on the acquired land parcel, which we refer to as CH2, upon the receipt of necessary permits and entitlements.

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

On January 23, 2019, we entered into a contract to acquire a 3.8-acre operating light-industrial / flex office building and land parcel located adjacent to our Santa Clara campus, for a purchase price of $26 million. Pursuant to the purchase agreement and subject to customary closing conditions, we agreed to purchase the property following the customary due diligence period. We plan to build a turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing customers vacate upon expiration of their leases and upon the receipt of necessary entitlements.

4. Investment in Real Estate

The following is a summary of the properties owned or leased by market at December 31, 2018 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$107,596	$1,644	$114,394
Chicago(1)	5,493	113,875	14,478	133,846
Denver	—	30,740	476	31,216
Los Angeles(1)	18,672	338,011	51,688	408,371
Miami	728	14,014	69	14,811
New York	2,729	152,956	33,796	189,481
Northern Virginia	22,793	346,209	94,623	463,625
San Francisco Bay	31,386	626,928	69,147	727,461
Total	$86,955	$1,730,329	$265,921	$2,083,205

(1)	Refer to Note 3, Acquisitions, for further detail on CH2 and U.S. Colo acquisitions.

The following is a summary of the properties owned or leased by market at December 31, 2017 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$106,317	$28	$111,499
Chicago	5,493	101,798	10,470	117,761
Denver	—	19,193	187	19,380
Los Angeles	28,467	273,000	44,503	345,970
Miami	728	11,612	28	12,368
New York	2,388	132,413	41,195	175,996
Northern Virginia	23,642	300,329	50,336	374,307
San Francisco Bay	31,386	616,394	16,156	663,936
Total	$97,258	$1,561,056	$162,903	$1,821,217

5. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of December 31, 2018, and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Deferred rent receivable	$43,162	$40,038
Initial direct costs	24,651	29,979
Internal-use software	17,708	17,477
Prepaid expenses	7,090	6,770
Corporate furniture, fixtures and equipment	5,006	6,408
Deferred financing costs - revolving credit facility	2,880	957
Other	1,793	1,872
Total	$102,290	$103,501

Initial direct costs are amortized as amortization expense on a straight‑line basis over the remaining lease terms of the underlying leases. The estimated amortization of initial direct costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2019	$11,874
2020	6,873
2021	2,986
2022	1,164
2023	634
Thereafter	1,120
Total	$24,651

6. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from 1 year to 11 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was ten years and five years at December 31, 2018, and December 31, 2017, respectively. The weighted-average discount rate was 4.9% and 4.8% at December 31, 2018, and December 31, 2017, respectively.

During the year ended December 31, 2018, we extended the term of approximately 170,000 NRSF of our existing LA1 space from July 2022 to July 2029 and expanded our LA1 facility by leasing an additional 17,238 square feet, which is being developed into turn-key data center space. As a result of this lease modification, we remeasured the lease liability and adjusted the ROU asset by $109.6 million and $109.1 million, respectively. In addition, we assumed a $5.3 million lease liability and ROU asset associated with the acquisition of U.S. Colo in April 2018.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Lease expense:
Operating lease expense	$22,927	$20,345	$19,499
Variable lease expense	4,769	3,780	3,132
Rent expense	$27,696	$24,125	$22,631

The future minimum lease payments to be paid under noncancelable operating leases in effect at December 31, 2018, are as follows (in thousands):

Operating
Year Ending December 31,	Leases
2019	$25,712
2020	26,661
2021	26,392
2022	25,995
2023	24,142
Thereafter	129,606
Total lease payments	$258,508
Less imputed interest	(55,809)
Total	$202,699

7. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Lease revenue:
Minimum lease revenue	$390,691	$350,497	$291,141
Variable lease revenue	83,992	69,031	56,134
Total lease revenue	$474,683	$419,528	$347,275

The future minimum lease payments to be received under noncancelable data center, office, light-industrial, and other operating leases in effect at December 31, 2018, are as follows (in thousands):

Minimum
Year Ending December 31,	Lease Payments
2019	$330,483
2020	220,380
2021	163,051
2022	108,666
2023	64,056
Thereafter	132,932
Total	$1,019,568

8. Debt

A summary of outstanding indebtedness as of December 31, 2018, and 2017, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2018	2017
Revolving credit facility	3.95% and 3.11% at December 31, 2018, and December 31, 2017, respectively	April 19, 2022	$211,500	$169,500
2020 Senior unsecured term loan(1)	3.37% and 3.00% at December 31, 2018, and December 31, 2017, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.90% and 3.06% at December 31, 2018, and December 31, 2017, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan(2)	3.65% and 3.04% at December 31, 2018, and December 31, 2017, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan(3)	4.01% at December 31, 2018	April 19, 2023	150,000	—
2023 Senior unsecured notes	4.19% at December 31, 2018, and December 31, 2017, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at December 31, 2018, and December 31, 2017, respectively	April 20, 2024	175,000	175,000
Total principal outstanding		`	1,136,500	944,500
Unamortized deferred financing costs			(5,677)	(4,930)
Total debt			$1,130,823	$939,570

(1)

Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below), effective through May 5, 2020, to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.83% per annum at our current leverage ratio as of December 31, 2018. The interest rate on the remaining $75 million of the 2020 Term Loan is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of December 31, 2018, is 3.37%. See Note 9 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership has in place a swap agreement with respect to the 2022 Term Loan (as defined below), effective through January 31, 2019, to swap the variable interest rate associated with $50 million, or 25% of the principal amount of the 2022 Term Loan to a fixed rate of approximately 2.88% per annum at our current leverage ratio as of December 31, 2018. The interest rate on the remaining $150 million of the 2022 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of December 31, 2018, is 3.65%. See Note 9 – Derivatives and Hedging Activities. Effective January 31, 2019, the interest rate swap was terminated.

(3)

Our Operating Partnership has in place a swap agreement with respect to the 2023 Term Loan (as defined below), effective through April 5, 2023, to swap the variable interest rate associated with $75 million, or 50% of the principal amount of the 2023 Term Loan, to a fixed rate of approximately 4.12% per annum at our current leverage ratio as of December 31, 2018. The interest rate on the remaining $75 million of the 2023 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of December 31, 2018, is 4.01%. See Note 9 – Derivatives and Hedging Activities.

Revolving Credit Facility

On April 19, 2018, our Operating Partnership and certain subsidiary co-borrowers entered into the Fourth Amended and Restated Credit Agreement (as amended and restated, the “Amended and Restated Credit Agreement”), which amended and restated our previous credit agreement, to provide additional liquidity of $250 million to the Company, which was used to pay down a portion of the then-existing revolving credit facility, fund continued development across our portfolio, and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, increased the revolving credit facility from $350 million to $450 million, decreased the interest rates on borrowings under the revolving credit facility and certain term loans, and extended the maturity date from June 24, 2019, to April 19, 2022, with a one-time extension option, which, if exercised, would extend the maturity date to April 19, 2023. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitments under the Amended and Restated Credit Agreement at initial maturity and certain other customary conditions. The Amended and Restated Credit Agreement increased our total commitment from $600 million to $850 million, consisting of a $450 million revolving credit facility, a $150 million senior unsecured term loan scheduled to mature on June 24, 2020, a $100 million senior unsecured term loan scheduled to mature on February 2, 2021, and a new $150 million senior unsecured term loan scheduled to mature on April 19, 2023. See “2020 Senior Unsecured Term Loan,” “2021 Senior Unsecured Term Loan,” and “2023 Senior Unsecured Term Loan” below for a discussion of the $150 million, $100 million, and $150 million senior unsecured term loans, respectively. The Amended and Restated Credit Agreement also increased our accordion feature by $150 million to $350 million, which allows our Operating Partnership to increase the total commitments from $850 million to $1.2 billion, under specified circumstances, including securing capital from new or existing lenders.

Borrowings under the revolving credit facility have been amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 145 basis points to 205 basis points, or (ii) a base rate plus 45 basis points to 105 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2018, our Operating Partnership’s leverage ratio was 25.3% and the interest rate was LIBOR plus 145 basis points.

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of December 31, 2018, the borrowing capacity was $450.0 million. As of December 31, 2018, $211.5 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit, and therefore $233.6 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of December 31, 2018, was 25.3%;
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of December 31, 2018, was 0%; and,
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of December 31, 2018, was 7.0. to 1.0.

The Amended and Restated Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, and the 2024 Notes (each as defined herein) and contains the same financial covenants and other customary restrictive covenants as those debt instruments. In connection with the Amended and Restated Credit Agreement, the revolving credit facility and senior unsecured term loans were amended to remove or change certain financial covenants and other customary restrictive covenants, including removal of covenants limiting distributions (except upon an event of default), incurrence of unhedged variable rate debt, and increases or decreases, as applicable to a number of ratios and other figures in the Amended and Restated Credit Agreement resulting in increased flexibility for our Operating Partnership. As of December 31, 2018, we were in compliance with all of the financial covenants under the Amended and Restated Credit Agreement.

2020 Senior Unsecured Term Loan

Pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries are party to a $150 million senior unsecured term loan (the "2020 Term Loan"), which was originally entered into on June 24, 2015. The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2018, we were in compliance with all of the financial covenants under the 2020 Term Loan.

Borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our

Operating Partnership' s leverage ratio. At December 31, 2018, the Operating Partnership's leverage ratio was 25.3% and the interest rate was LIBOR plus 140 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, our Operating Partnership and certain subsidiaries partially exercised the accordion feature on our term loans under the Amended and Restated Credit Agreement, and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan is governed by the terms of the Amended and Restated Credit Agreement. The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2018, we were in compliance with all of the financial covenants under the 2021 Term Loan.

Borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2018, our Operating Partnership’s leverage ratio was 25.3% and the interest rate was LIBOR plus 140 basis points.

2022 Senior Unsecured Term Loan

On April 19, 2017, our Operating Partnership and certain subsidiaries entered into an Amended and Restated Term Loan Agreement (as amended and restated, the “Term Loan Agreement”), which amended and restated the $100 million senior unsecured term loan, originally entered into on January 31, 2014. The Term Loan Agreement was amended and restated to, among other things, (i) exercise the accordion feature to increase the total commitments to $200 million, (ii) extend the maturity of the term loan from January 31, 2019, to April 19, 2022, (iii) amend the accordion feature to allow an increase in total commitments from $200 million to $300 million, under specified circumstances, including securing capital from new or existing lenders, and (iv) explicitly permit the issuance of the 2024 Notes (the “2024 Notes”).

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2018, we were in compliance with all of the financial covenants under the 2022 Term Loan.

Borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2018, our Operating Partnership’s leverage ratio was 25.3% and the interest rate was LIBOR plus 140 basis points.

2023 Senior Unsecured Term Loan

On April 19, 2018, pursuant to the terms of, the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2023 Term Loan”). The 2023 Term Loan has a five-year term maturing on April 19, 2023. The 2023 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2018, we were in compliance with all of the financial covenants under the 2023 Term Loan.

Borrowings under the 2023 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2018, our Operating Partnership’s leverage ratio was 25.3% and the interest rate was LIBOR plus 140 basis points.

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

Interest is payable semiannually, on the 15th day of June and December of each year, commencing on December 15, 2016. The 2023 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of our Operating Partnership’s subsidiaries that guarantees indebtedness under our Amended and Restated Credit Agreement (the “Subsidiary Guarantors”).

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

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2024 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of December 31, 2018, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2024 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of December 31, 2018, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due (in thousands):

Year Ending December 31,
2019	$—
2020	150,000
2021	100,000
2022	411,500
2023	300,000
Thereafter	175,000
Total principal outstanding	1,136,500
Unamortized deferred financing costs	(5,677)
Total debt, net	$1,130,823

9. Derivatives and Hedging Activities

On December 6, 2018, we entered into a $175 million forward starting seven-year interest rate swap agreement, effective upon issuance of future indebtedness within the terms of the agreement, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $175 million of fixed or floating rate debt and effectively fixes the interest rate at approximately 2.91% per annum plus an applicable spread determined at the time of the future debt issuance.

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

On April 21, 2017, we terminated $50 million of our previously existing $100 million five-year interest rate swap agreement that reduces our exposure to variability in cash flows relating to interest payments based on one-month LIBOR variable rate debt, resulting in a remaining $50 million interest rate swap effective through January 31, 2019, at approximately 2.88% per annum and 2.98% per annum for the years ending December 31, 2018, and 2017, respectively. Effective January 31, 2019, the interest rate swap was terminated.

On April 9, 2015, we entered into a $75 million forward starting five-year interest rate swap agreement, effective May 5, 2015, to protect against adverse fluctuation in interest rates. The swap reduces our exposure to variability in cash flows relating to interest payments on $75 million of one-month LIBOR variable rate debt and effectively fixes the interest rate at approximately 2.83% and 2.93% per annum as of December 31, 2018, and 2017, respectively. All of these interest rate swap agreements were designated as effective cash flow hedges of interest rate risk for hedge accounting.

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

The changes in the fair value of derivatives designated and that qualify as effective cash flow hedges is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized gain or loss on derivative contracts were a loss of $3.7 million, a gain of $0.6 million, and a loss of $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. The amounts reclassified from other comprehensive income (loss) to interest expense on the consolidated statements of operations were ($0.3) million, $0.6 million, and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded were $35.5 million, $24.1 million, and $12.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning January 1, 2019, we estimate that $0.5 million will be reclassified as an increase to interest expense.

Derivatives are recorded at fair value in our consolidated balance sheets in other assets or unearned revenue, prepaid rent and other liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $4.1 million and zero in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our consolidated balance sheets as of December 31, 2018, and 2017, respectively. We also had $1.1 million derivative assets recognized in other assets in our consolidated balance sheet as of both December 31, 2018, and 2017.

10. Stockholders’ Equity

At December 31, 2018, 120 million shares were authorized to be issued by the Company, of which 100 million shares represent common stock and 20 million represent preferred stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of stock to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class of series of shares to be issued.

Common Stock

At December 31, 2018, we had 36.7 million shares of common stock issued and outstanding. Since our IPO, we have issued common stock under our 2010 Plan (as defined in Note 12, Equity Incentive Award Plan), in which certain of our employees and outside directors participate to provide compensation in the form of common stock. Under the 2010 Plan, we received proceeds from the exercise of stock options of $0.3 million, $4.8 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. Also, we issued shares of common stock as restricted stock award and performance stock award grants, net of forfeitures, and option exercises, net of settlements, in the amount of 206,808,  329,033 and 239,068 during the years ended December 31, 2018, 2017, and 2016, respectively. See Note 12, Equity Incentive Award Plan, for additional information on our 2010 Plan.

During the years ended December 31, 2018, 2017, and 2016, 11,068,  15,011 and 7,000 common Operating Partnership units held by other third parties were redeemed for shares of our common stock, respectively. During the years ended December 31, 2018, and 2016, 2,250,000, and 3,000,000 common Operating Partnership units held by the Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the offer and sale of 2,250,000, and 3,000,000 shares of our common stock, respectively. See Note 11, Noncontrolling Interests – Operating Partnership, for additional information.

Preferred Stock

On December 12, 2017, the Company redeemed an aggregate of 4,600,000 shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, for $25.00 per share, plus all accrued and unpaid dividends in an amount equal to $0.292014 per share, for a total payment of $25.292014 per share, or $116.3 million in aggregate. The excess of the redemption price over the carrying value of the Series A Preferred Stock of approximately $4.3 million relates to the original issuance costs and was recorded as a reduction to net income attributable to common shares. The Series A Preferred Stock were originally issued on December 12, 2012, for net proceeds of $110.6 million. Dividends were cumulative on the Series A Preferred Stock from the date of original issuance in the amount of $1.8125 per share each year, which was equivalent to 7.25% of the $25.00 liquidation preference per share. Dividends on the Series A Preferred Stock were payable quarterly in arrears.

Dividends

In 2018, 2017, and 2016, we paid all our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends per share for the years then ended:

	Year Ended December 31,
Record Date	2018	2017	2016
Common Stock:
Ordinary income(1)	$3.09	$2.13	$2.36
Qualified dividend	—	—	—
Capital gains	—	—	—
Return of capital	0.93	0.91	—
Total dividend (2)	$4.02	$3.04	$2.36

Preferred Stock:
Ordinary income	$—	$1.36	$1.81
Qualified dividend	—	—	—
Capital gains	—	—	—
Total dividend (3)	$—	$1.36	$1.81

(1)

All 2018 ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A. Shareholders are encouraged to consult with their tax advisors regarding their specific treatment of CoreSite distributions.

(2)

A  $1.10 per share or unit distribution was paid in January, all of which will apply to tax year 2019. A $0.98 per share or unit distribution was paid in January 2018, all of which will apply to tax year 2018. Of the $2.36 taxable dividend in 2016, $0.80 was paid in January 2017, of which $0.44 applied to tax year 2017.

(3)

All outstanding shares and dividends of the 7.25% Series A Cumulative Redeemable Preferred Stock were redeemed at $25.292014 per share at December 12, 2017. Of the $1.81 taxable dividend in 2016, $0.45 was paid in January 2017.

In order to comply with the REIT requirements of the Code, we are generally required to make common stock distributions (other than capital gain distributions) to our stockholders at least equal to (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net taxable income (after tax), if any, from foreclosure property, minus (ii) certain excess non‑cash income. Our common stock dividend policy is to distribute, at a minimum, a percentage of our cash flow to ensure we will meet the distribution requirements of the Code, while allowing us to retain cash to meet other needs, such as capital improvements and other investment activities. Any subsequent increases and/or anticipated increases are correlated to increases in our growth of cash flow.

Common stock dividends are characterized for federal income tax purposes as ordinary income, qualified dividend, capital gains, non‑taxable return of capital or a combination of the four. Common stock dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder’s basis in the common stock. To the extent that a dividend exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common stock, it will generally be treated as a gain from the sale or exchange of that stockholder’s common stock. At the beginning of each year, we notify our stockholders of the taxability of the common stock dividends paid during the preceding year. Following passage of the Tax Cuts and Jobs Act in late 2017, beginning with tax year 2018 REIT, ordinary dividends are eligible for a 20% deduction generally allowable to non-corporate shareholders.

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

Our federal tax return for the year ended December 31, 2018, has not been filed. The taxability information presented for our dividends paid in 2018 is based upon management’s estimates.

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

The following table shows the common ownership interest in our Operating Partnership as of December 31, 2018, and December 31, 2017:

	December 31, 2018		December 31, 2017
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	36,256,032	75.8%	33,826,264	71.0%
Noncontrolling interests	11,575,268	24.2	13,836,336	29.0
Total	47,831,300	100.0%	47,662,600	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the year ended December 31, 2018, we issued 179,768 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of March 29, 2018, June 29, 2018, September 28, 2018, and December 31, 2018, received quarterly distributions of $0.98 per unit, $1.03 per unit, $1.03 per unit, and $1.10 per unit, respectively, payable in correlation with declared dividends on shares of our common stock.

During the years ended December 31, 2018, 2017, and 2016,  2,261,068,  15,011, and 3,007,000, common Operating Partnership units held by The Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the sale by The Carlyle Group and other third parties of 2,261,068, 15,011, and 3,007,000 shares of our common stock, respectively. These redemptions were recorded as $21.0 million, $0.2 million, and $37.4 million reductions to noncontrolling interests in our Operating Partnership and a corresponding increase to total stockholder’s equity in the consolidated balance sheets for the years ended December 31, 2018, 2017, and 2016, respectively.

The redemption value of the noncontrolling interests at December 31, 2018, was $1.0 billion based on the closing price of the Company’s common stock of $87.23 on the last trading day prior to that date.

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

As of December 31, 2018, 2,854,253 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black‑Scholes option‑pricing model. The fair values are amortized on a straight‑line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013.  The following table sets forth stock option activity under the 2010 Plan for the years ended December 31, 2018, 2017, and 2016:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	340,210	$21.77	5.8 years	$ 11.9 million
Granted	—	—
Exercised	(74,660)	17.27		$ 3.8 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2016	265,550	$22.96	5.0 years	$ 15.0 million
Granted	—	—
Exercised	(197,761)	24.37		$ 13.3 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2017	67,789	$19.12	3.4 years	$ 6.4 million
Granted	—	—
Exercised	(18,656)	16.63		$ 1.6 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2018	49,133	$20.06	2.6 years	$ 3.3 million

Exercisable at December 31,
2016	249,227	$22.29	4.9 years	$ 14.2 million
2017	67,789	$19.12	3.4 years	$ 6.4 million
2018	49,133	$20.06	2.6 years	$ 3.3 million

As of December 31, 2017, all stock option awards were fully vested. No options were granted during the years ended December 31, 2018, 2017, or 2016. The following table sets forth the number of shares subject to options that were unvested as of December 31, 2017, and 2016, and the fair value of these options at the grant date:

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

The following table sets forth the number of unvested restricted stock awards and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted Stock Awards and Units	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2015	377,612	$38.51
Granted	182,628	66.69
Forfeited	(37,383)	53.87
Vested	(199,216)	36.57
Unvested balance, December 31, 2016	323,641	$53.84
Granted	139,788	85.79
Forfeited	(34,020)	64.00
Vested	(139,566)	44.31
Unvested balance, December 31, 2017	289,843	$70.71
Granted	155,697	96.47
Forfeited	(36,546)	84.10
Vested	(124,115)	64.03
Unvested balance, December 31, 2018	284,879	$85.98

As of December 31, 2018, total unearned compensation on restricted stock awards and RSUs was approximately $16.8 million, and the weighted-average vesting period was 2.3 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2015	19,151	142,963	91,488	$42.78
Granted	11,796	82,572	47,184	84.78
Performance adjustment (1)	29,256	—	11,893	—
Forfeited	(13,474)	(55,916)	(34,695)	69.12
Vested	(1,894)	(1,894)	(1,894)	42.17
Unvested balance, December 31, 2016	44,835	167,725	113,976	$54.24
Granted	7,210	50,472	28,841	105.50
Performance adjustment (1)	62,841	—	23,725	—
Forfeited	(5,674)	(16,836)	(11,255)	79.09
Vested	(70,518)	(70,518)	(70,518)	25.89
Unvested balance, December 31, 2017	38,694	130,843	84,769	$84.63
Granted	10,729	75,104	42,917	101.03
Performance adjustment (1)	33,403	—	16,702	—
Forfeited	—	—	—	—
Vested	(32,003)	(32,003)	(32,003)	61.22
Unvested balance, December 31, 2018	50,823	173,944	112,385	$96.58

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of December 31, 2018, total unearned compensation on PSAs was approximately $4.5 million, and the weighted-average vesting period was 1.9 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the years ended December 31, 2018, 2017,  and 2016:

	2018	2017	2016
Expected term (in years)	2.82	2.81	2.83
Expected volatility	24.15%	23.33%	25.29%
Expected annual dividend(1)	—	—	—
Risk-free rate	2.24%	1.60%	0.97%

(1)	The fair value of the PSAs assumes reinvestment of dividends.

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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common shares	$77,922	$62,605	$50,371
Weighted-average common shares outstanding - basic	34,957,244	33,792,759	32,289,414
Effect of potentially dilutive common shares:
Stock options	47,338	88,399	192,464
Unvested awards	132,913	177,791	250,181
Weighted-average common shares outstanding - diluted	35,137,495	34,058,949	32,732,059
Net income per share attributable to common shares
Basic	$2.23	$1.85	$1.56
Diluted	$2.22	$1.84	$1.54

In the calculations above, we have excluded weighted-average potentially dilutive securities of 132,749,  24,961, and 29,618 for the years ended December 31, 2018, 2017, and 2016, respectively, as their effect would have been antidilutive.

14. Employee Benefit Plan

We have a tax qualified retirement 401(k) plan that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees are eligible to participate upon hire. Additionally, on the first of the month following after six months of employment, we provide a safe harbor contribution equal to 3% of the participant’s annual salary for the year ended December 31, 2018. The safe harbor contribution was increased to 4% of the participant’s annual salary, effective January 1, 2019. The employee and employer contributions are limited to the maximum amount allowed by the Internal Revenue Service. Both employee and employer contributions vest immediately. For the years ended December 31, 2018, 2017, and 2016, our contributions were $1.2 million, $1.1 million, and $0.9 million, respectively.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.1 billion and $944.5 million as of December 31, 2018, and 2017, respectively, with a fair value of $1.1 billion and $946.6 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate, based on Level 3 inputs from the fair value hierarchy.

16. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At December 31, 2018, we had open commitments related to construction contracts of approximately $179.1 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage, and company-wide improvements that are ancillary to revenue generation. At December 31, 2018, we had open commitments related to these contracts of approximately $75.9 million of which $5.6 million is scheduled to be met during the year ended December 31, 2019.

In the ordinary course of business, we are subject to claims and administrative proceedings. We are not presently party to any proceeding, which we believe to be material or which we would expect to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations. The outcome of litigation and administrative proceedings is inherently uncertain. Therefore, if one or more legal or administrative matters are resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition, cash flows or results of operations for that reporting period could be materially adversely affected.

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2018, and 2017 (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenue	$139,146	$139,180	$136,447	$129,619
Operating income	35,366	34,473	36,103	36,337
Net income	25,898	25,020	27,279	28,566
Net income attributable to common shares	19,631	18,600	19,389	20,302
Net income per share attributable to common shares - basic	$0.54	$0.52	$0.57	$0.60
Net income per share attributable to common shares - diluted	$0.54	$0.52	$0.57	$0.59

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue	$125,946	$123,068	$117,886	$114,921
Operating income	33,667	30,799	30,082	30,264
Net income	27,008	24,288	24,135	25,060
Net income attributable to common shares	14,912	15,758	15,643	16,292
Net income per share attributable to common shares - basic	$0.44	$0.47	$0.46	$0.49
Net income per share attributable to common shares - diluted	$0.44	$0.46	$0.46	$0.48

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2018

(in thousands)

					Gross Amount Carried at
		Initial Cost		Costs Capitalized	December 31, 2018			Accumulated	Year
			Building and	Subsequent to		Building and		Depreciation at	Acquired
Property Name	Location	Land	Improvements	Acquisition	Land	Improvements	Total	December 31, 2018	or Leased
BO1	Somerville, MA	$6,100	$26,748	$81,546	$5,154	$109,240	$114,394	$59,181	2007
CH1	Chicago, IL	5,493	49,522	64,354	5,493	113,876	119,369	44,305	2010
CH2	Chicago, IL	4,383	—	10,094	—	14,477	14,477	—	2018
DC1	Washington, DC	—	4,797	4,691	—	9,488	9,488	6,568	2010
DC2	Washington, DC	—	—	21,512	—	21,512	21,512	60	2017
DE1	Denver, CO	—	37	29,007	—	29,044	29,044	5,600	2012
DE2	Denver, CO	—	4	2,168	—	2,172	2,172	856	2012
LA1	Los Angeles, CA	—	41,657	48,442	—	90,099	90,099	48,992	2010
LA2	Los Angeles, CA	18,672	94,114	163,631	18,672	257,745	276,417	73,505	2010
LA3	Los Angeles, CA	9,795	—	29,334	—	39,129	39,129	—	2010
LA4	Los Angeles, CA	—	2,533	193	—	2,726	2,726	353	2018
MI1	Miami, FL	728	9,325	4,758	728	14,083	14,811	4,058	2010
NY1	New York, NY	—	—	41,564	—	41,564	41,564	25,654	2007
NY2	Secaucus, NJ	4,952	18,408	124,557	2,729	145,188	147,917	29,269	2013
SV1	San Jose, CA	6,863	91,719	43,009	6,863	134,728	141,591	42,923	2010
SV2	Milpitas, CA	5,086	5,046	27,992	5,086	33,038	38,124	21,734	2006
SV3	Santa Clara, CA	4,162	3,482	50,540	3,972	54,212	58,184	39,809	2007
SV4	Santa Clara, CA	4,632	3,716	98,086	4,501	101,933	106,434	45,936	2007
SV5	Santa Clara, CA	2,572	—	23,577	2,544	23,605	26,149	3,195	2007
SV6	Santa Clara, CA	4,741	—	36,758	4,825	36,674	41,499	2,453	2007
SV7	Santa Clara, CA	3,793	—	244,729	3,595	244,927	248,522	30,095	2007
SV8	Santa Clara, CA	12,158	—	54,800	—	66,958	66,958	—	2017
VA1	Reston, VA	6,903	32,939	94,055	6,903	126,994	133,897	72,106	2007
VA2	Reston, VA	5,197	—	134,228	5,539	133,886	139,425	31,138	2007
VA3	Reston, VA	8,529	26,411	101,154	4,679	131,415	136,094	1,985	2016
Reston Campus Expansion	Reston, VA	5,671	17,538	—	5,672	17,537	23,209	1,009	2016
	Total	$120,430	$427,996	$1,534,779	$86,955	$1,996,250	$2,083,205	$590,784

None of our properties are encumbered.

The aggregate cost of the total properties for federal income tax purposes was approximately $1,877.7 million (unaudited) at December 31, 2018.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation (Continued)

December 31, 2018

(in thousands)

The following table reconciles the historical cost and accumulated depreciation of our properties for the years ended December 31, 2018,  2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Property
Balance, beginning of year	$1,821,217	$1,643,576	$1,295,135
Additions - property acquisitions	7,474	12,158	58,149
Additions - improvements	254,514	165,483	290,292
Balance, end of year	$2,083,205	$1,821,217	$1,643,576

Accumulated Depreciation
Balance, beginning of year	$473,141	$369,303	$284,219
Additions, net of disposals	117,643	103,838	85,084
Balance, end of year	$590,784	$473,141	$369,303

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15(d)‑15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2018, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which begins on page 59  of this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report or incorporated by reference:
(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.
(2)

Schedule III—Real Estate and Accumulated Depreciation is included herein at page 90. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(19)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(7)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(11)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non‑Employee Directors.(1)*
10.7†	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation.*
10.8	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.9	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.10	First Amendment to Sublease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(9)
10.11	Second Amendment to Sublease between GI TC One Wilshire Services, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of July 30, 2018.(22)
10.12	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.14	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(8)
10.15	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(8).
10.16	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(9)
10.17

Fifth Amendment to Lease between GI TC One Wilshire, LLC (formerly known as Hines REIT One Wilshire LP) and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of May 29, 2015.(12)

10.18	Sixth Amendment to Lease between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C., effective as of May 31, 2016 (formerly known as CRG West One Wilshire, L.L.C.).(15)
10.19	Seventh Amendment to Lease, dated as of June 30, 2018, between GI TC One Wilshire, LLC and CoreSite One Wilshire, LLC (formerly known as CRG West One Wilshire, L.L.C.).(21)
10.20	Form of Restricted Stock Agreement.(3)*

10.21	Form of Restricted Unit Agreement.(1)*
10.22	Form of Management Rights Agreement.(1)*
10.23	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.24	Employment Agreement between CoreSite L.L.C. and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.25	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.26	Employment Agreement between CoreSite L.L.C. and Steve Smith, dated April 20, 2015.(10)*
10.27	Employment Offer Letter between CoreSite L.L.C. and Brian Warren, dated as of September 25, 2011.(14)*
10.28	Employment Agreement between CoreSite L.L.C. and Paul E. Szurek, dated as of July 27, 2016.(17)*
10.29

Fourth Amended and Restated Credit Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, the other lenders party thereto, Regions Bank, TD Securities (USA) LLC and Wells Fargo Securities, as co‑documentation agents, RBC Capital Markets, LLC, as syndication agent, and Keybanc Capital Markets, Regions Capital Markets, RBC Capital Markets, LLC, TD Securities (USA) LLC and Wells Fargo Securities, as joint lead arrangers and joint book managers, dated as of June 24, 2015.(6)

10.30

Amended and Restated Term Loan Agreement among CoreSite, L.P., as borrower, Royal Bank of Colorado, as administrative agent, on behalf of itself and certain other lenders, and other lenders party thereto, dated as of April 19, 2017.(20)

10.31

First Amendment to Amended and Restated Term Loan Agreements among CoreSite, L.P., as borrower, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, the other lenders party thereto and the guarantors party thereto, dated as of April 19, 2018.(6)

10.32	Note Purchase Agreement among CoreSite, L.P., CoreSite Realty Corporation, and the purchasers listed on the Purchaser Schedule thereto, dated as of June 15, 2016.(16)
10.33	First Amendment to Note Purchase Agreement dated June 15, 2016 among CoreSite, L.P., CoreSite Realty Corporation and the noteholders party thereto, dated as of June 12, 2018.(13)
10.34	Note Purchase Agreement among CoreSite, L.P., CoreSite Realty Corporation and the purchasers listed on the Purchasers Schedule thereto, dated as of April 20, 2017.(20)
10.35	First Amendment to Note Purchase Agreement dated April 20, 2017 among CoreSite, L.P., CoreSite Realty Corporation and the noteholders party thereto, dated as of June 12, 2018.(13)
10.36	Amended and Restated Non-Employee Director Compensation Policy.(18)*
10.37†	2018 Executive Short‑Term Incentive Plan.*
21.1†	Subsidiaries of CoreSite Realty Corporation.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*Represents management contract or compensatory plan or agreement.

†Filed herewith.

+Furnished herewith.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S‑11 (Registration No. 333‑166810) filed on September 22, 2010.

(2)	Incorporated by reference to our Post‑Effective Amendment to our Registration Statement on Form S‑11 (Registration No. 333‑166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8‑K filed on October 1, 2010.
(4)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8‑K filed on January 6, 2011.
(5)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8‑K filed on February 11, 2011.
(6)	Incorporated by reference to our Current Report on Form 8‑K filed on April 20, 2018.
(7)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8‑K filed on December 18, 2012.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 2, 2012.
(9)	Incorporated by reference to our Current Report on Form 8‑K filed on January 14, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10‑Q filed on April 24, 2015.
(11)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed on May 24, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed on June 4, 2015.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2018.
(14)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10‑Q filed on April 29, 2016.
(15)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016.
(16)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 16, 2016.
(17)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 28, 2016.
(18)	Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on February 12, 2016.
(19)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(20)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2017.
(21)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2018.
(22)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 26, 2018.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 8, 2019	CORESITE REALTY CORPORATION

	By:	/s/ Paul E. Szurek
Paul E. Szurek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Szurek	President and Chief Executive Officer	February 8, 2019
Paul E. Szurek	(Principal Executive Officer) and Director

/s/ Jeffrey S. Finnin	Chief Financial Officer (Principal Financial Officer)	February 8, 2019
Jeffrey S. Finnin
/s/ Mark R. Jones Mark R. Jones	Chief Accounting Officer (Principal Accounting Officer)	February 8, 2019
/s/ Robert G. Stuckey	Chairman of the Board of Directors	February 8, 2019
Robert G. Stuckey

/s/ James A. Attwood, Jr.	Director	February 8, 2019
James A. Attwood, Jr.

/s/ Jean A. Bua	Director	February 8, 2019
Jean A. Bua

/s/ Kelly C. Chambliss	Director	February 8, 2019
Kelly C. Chambliss

/s/ Michael R. Koehler	Director	February 8, 2019
Michael R. Koehler

/s/ J. David Thompson	Director	February 8, 2019
J. David Thompson

/s/ David A. Wilson	Director	February 8, 2019
David A. Wilson