Form 10-Q
period 2019-03-31
CoreSite Realty Corp
filed 2019-04-26
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

The number of shares of common stock outstanding at April 24, 2019, was 36,898,253.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Investments in real estate:
Land	$86,955	$86,955
Buildings and improvements	1,737,967	1,730,329
	1,824,922	1,817,284
Less: Accumulated depreciation and amortization	(621,682)	(590,784)
Net investment in operating properties	1,203,240	1,226,500
Construction in progress	364,458	265,921
Net investments in real estate	1,567,698	1,492,421
Operating lease right-of-use assets, net	186,311	190,304
Cash and cash equivalents	2,294	2,599
Accounts and other receivables, net of allowance for doubtful accounts of $283 and $417 as of March 31, 2019, and December 31, 2018, respectively	26,148	18,464
Lease intangibles, net of accumulated amortization of $8,375 and $7,756 as of March 31, 2019, and December 31, 2018, respectively	6,324	6,943
Goodwill	40,646	40,646
Other assets, net	103,441	102,290
Total assets	$1,932,862	$1,853,667

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $5,284 and $5,677 as of March 31, 2019, and December 31, 2018, respectively	$1,210,716	$1,130,823
Operating lease liabilities	199,112	202,699
Accounts payable and accrued expenses	116,195	89,315
Accrued dividends and distributions	55,109	55,679
Acquired below-market lease contracts, net of accumulated amortization of $3,948 and $3,840 as of March 31, 2019, and December 31, 2018, respectively	2,737	2,846
Unearned revenue, prepaid rent and other liabilities	42,823	37,672
Total liabilities	1,626,692	1,519,034
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 36,901,829 and 36,708,691 shares issued and outstanding at March 31, 2019, and December 31, 2018, respectively	364	363
Additional paid-in capital	494,923	491,314
Accumulated other comprehensive loss	(5,733)	(2,193)
Distributions in excess of net income	(267,849)	(246,929)
Total stockholders' equity	221,705	242,555
Noncontrolling interests	84,465	92,078
Total equity	306,170	334,633
Total liabilities and equity	$1,932,862	$1,853,667

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$117,853	$110,008
Interconnection revenue	18,416	16,560
Office, light-industrial and other revenue	2,626	3,051
Total operating revenues	138,895	129,619
Operating expenses:
Property operating and maintenance	38,110	33,848
Real estate taxes and insurance	6,196	4,937
Depreciation and amortization	35,646	33,776
Sales and marketing	5,652	5,080
General and administrative	10,170	9,185
Rent	7,688	6,400
Transaction costs	—	56
Total operating expenses	103,462	93,282
Operating income	35,433	36,337
Interest expense	(9,498)	(7,738)
Income before income taxes	25,935	28,599
Income tax expense	(30)	(33)
Net income	$25,905	$28,566
Net income attributable to noncontrolling interests	6,244	8,264
Net income attributable to common shares	$19,661	$20,302
Net income per share attributable to common shares:
Basic	$0.54	$0.60
Diluted	$0.54	$0.59
Weighted average common shares outstanding
Basic	36,347,781	33,935,564
Diluted	36,547,065	34,164,235

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$25,905	$28,566
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(4,466)	609
Reclassification of other comprehensive income (loss) to interest expense	(198)	(32)
Comprehensive income	21,241	29,143
Comprehensive income attributable to noncontrolling interests	5,120	8,431
Comprehensive income attributable to common shares	$16,121	$20,712

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2019	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633
Issuance of stock awards, net of forfeitures	192,009	—	—	—	—	—	—	—
Exercise of stock options	1,129	—	17	—	—	17	—	17
Share-based compensation	—	1	3,592	—	—	3,593	—	3,593
Dividends and distributions	—	—	—	—	(40,581)	(40,581)	(12,733)	(53,314)
Net income	—	—	—	—	19,661	19,661	6,244	25,905
Other comprehensive income	—	—	—	(3,540)	—	(3,540)	(1,124)	(4,664)
Balance at March 31, 2019	36,901,829	$364	$494,923	$(5,733)	$(267,849)	$221,705	$84,465	$306,170

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2018	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	7,056	—	70	—	—	70	(70)	—
Issuance of stock awards, net of forfeitures	201,181	—	—	—	—	—	—	—
Exercise of stock options	5,161	—	100	—	—	100	—	100
Share-based compensation	—	2	2,739	—	—	2,741	—	2,741
Dividends and distributions	—	—	—	—	(33,749)	(33,749)	(13,553)	(47,302)
Net income	—	—	—	—	20,302	20,302	8,264	28,566
Other comprehensive income	—	—	—	410	—	410	167	577
Balance at March 31, 2018	34,454,213	$340	$460,404	$1,163	$(191,013)	$270,894	$132,432	$403,326

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,905	$28,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,646	33,776
Amortization of above/below market leases	(86)	(175)
Amortization of deferred financing costs	611	566
Share-based compensation	3,432	2,626
Bad debt expense	(27)	(145)
Changes in operating assets and liabilities:
Accounts receivable	(7,658)	3,942
Deferred rent receivable	1,036	(1,250)
Deferred leasing costs	(2,694)	(3,405)
Other assets	(4,519)	(4,709)
Accounts payable and accrued expenses	2,757	(1,956)
Unearned revenue, prepaid rent and other liabilities	857	1,911
Operating leases	643	(1,400)
Net cash provided by operating activities	55,903	58,347
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(1,046)	(1,295)
Real estate improvements	(80,795)	(54,338)
Business combinations and asset acquisitions	—	(4,383)
Net cash used in investing activities	(81,841)	(60,016)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	17	100
Proceeds from revolving credit facility	88,000	67,000
Payments on revolving credit facility	(8,500)	(20,000)
Dividends and distributions	(53,884)	(47,599)
Net cash provided by (used in) financing activities	25,633	(499)
Net change in cash and cash equivalents	(305)	(2,168)
Cash and cash equivalents, beginning of period	2,599	5,247
Cash and cash equivalents, end of period	$2,294	$3,079
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$6,350	$4,354
Cash paid for operating lease liabilities	$6,071	$6,795
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$66,123	$22,061
Accrual of dividends and distributions	$55,109	$48,678

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of March 31, 2019, the Company owns a 75.9% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others own a 24.1% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the expected results for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the overall usefulness of disclosures to financial statement users and reduces unnecessary costs in preparing fair value measurement disclosures. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASU 2018-13 to have a material impact on our condensed consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $2.6 million and $1.1 million for the three months ended March 31, 2019, and 2018, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $32.2 million and $29.1 million for the three months ended March 31, 2019, and 2018, respectively.

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

The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-

market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease and, for below-market leases, over a time period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through interconnection services and utility services to be provided to the in-place lease tenants.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three months ended March 31, 2019, or 2018.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2019, and December 31, 2018, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three months ended March 31, 2019, or 2018.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs were $3.4 million and $3.9 million for the three months ended March 31, 2019, and 2018, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Internal sales commissions	$13,732	$14,199
Third party commissions	9,594	9,855
Other	549	597
Total	$23,875	$24,651

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three months ended March 31, 2019, and 2018, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment of internal-use software was recognized in the condensed consolidated financial statements for the three months ended March 31, 2019, and 2018.

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

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At March 31, 2019, and December 31, 2018, the allowance for doubtful accounts totaled $0.3 million and $0.4 million, respectively, on the condensed consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At March 31, 2019, and December 31, 2018, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.6 million at each date.

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

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. However, it is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore, no provision is required in the accompanying condensed consolidated financial statements for federal income taxes with regard to our activities and our subsidiary pass-through entities. The allocable share of taxable income is included in the income tax returns of its stockholders. We are subject to the statutory requirements of the locations in which we conduct business. State and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as services for our tenants that could be considered otherwise impermissible for us to perform and holding assets that we cannot hold directly. A TRS is subject to corporate level federal and state income taxes.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period's temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2019, and December 31, 2018, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at March 31, 2019 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$109,526	$678	$115,358
Chicago	5,493	114,188	26,362	146,043
Denver	-	31,848	175	32,023
Los Angeles	18,672	339,080	67,173	424,925
Miami	728	14,166	42	14,936
New York	2,729	153,246	34,680	190,655
Northern Virginia	22,793	347,340	127,278	497,411
San Francisco Bay(1)	31,386	628,573	108,070	768,029
Total	$86,955	$1,737,967	$364,458	$2,189,380

(1)

On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing office tenants vacate upon expiration of their leases and upon the receipt of necessary entitlements.

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Deferred rent receivable	$42,126	$43,162
Initial direct costs	23,875	24,651
Internal-use software	17,543	17,708
Prepaid expenses	10,480	7,090
Corporate furniture, fixtures and equipment	4,720	5,006
Deferred financing costs - revolving credit facility	2,660	2,880
Other	2,037	1,793
Total	$103,441	$102,290

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from 1 year to 11 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years and ten years at March 31, 2019, and December 31, 2018, respectively. The weighted-average discount rate was 4.9% at each date.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Lease expense:
Operating lease expense	$6,396	$5,227
Variable lease expense	1,292	1,173
Rent expense	$7,688	$6,400

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Lease revenue:
Minimum lease revenue	$99,410	$94,788
Variable lease revenue	21,069	18,271
Total lease revenue	$120,479	$113,059

7. Debt

A summary of outstanding indebtedness as of March 31, 2019, and December 31, 2018, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2019	2018
Revolving credit facility	3.94% and 3.95% at March 31, 2019, and December 31, 2018, respectively	April 19, 2022	$291,000	$211,500
2020 Senior unsecured term loan(1)	3.36% and 3.37% at March 31, 2019, and December 31, 2018, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.89% and 3.90% at March 31, 2019, and December 31, 2018, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.89% and 3.65% at March 31, 2019, and December 31, 2018, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan(2)	4.00% and 4.01% at March 31, 2019, and December 31, 2018, respectively	April 19, 2023	150,000	150,000
2023 Senior unsecured notes	4.19% at March 31, 2019, and December 31, 2018, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at March 31, 2019, and December 31, 2018, respectively	April 20, 2024	175,000	175,000
Total principal outstanding		`	1,216,000	1,136,500
Unamortized deferred financing costs			(5,284)	(5,677)
Total debt			$1,210,716	$1,130,823

(1)

Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below), effective through May 5, 2020, to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.83% per annum at our current leverage ratio as of March 31, 2019. The interest rate on the remaining $75 million of the 2020 Term Loan is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of March 31, 2019, is 3.36%. See Note 8 – Derivatives and Hedging Activities.

(2)

Our Operating Partnership has in place a swap agreement with respect to the 2023 Term Loan (as defined below), effective through April 5, 2023, to swap the variable interest rate associated with $75 million, or 50% of the principal amount of the 2023 Term Loan, to a fixed rate of approximately 4.12% per annum at our current leverage ratio as of March 31, 2019. The interest rate on the remaining $75 million of the 2023 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of March 31, 2019, is 4.00%. See Note 8 – Derivatives and Hedging Activities.

Revolving Credit Facility

On April 19, 2018, our Operating Partnership and certain subsidiary co-borrowers entered into the Fourth Amended and Restated Credit Agreement (as amended and restated, the “Amended and Restated Credit Agreement”), which amended and restated our previous credit agreement to provide additional liquidity of $250 million, which was used to pay down a portion of the then-existing revolving credit facility, fund continued development across our portfolio, and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, increased the revolving credit facility from $350 million to $450 million, decreased the interest rates on borrowings under the revolving credit facility and certain term loans, and extended the maturity date from June 24, 2019, to April 19, 2022, with a one-time extension option, which, if exercised, would extend the maturity date to April 19, 2023. The exercise of the extension option is subject to the payment of an extension fee equal to 10 basis points of the total commitments under the Amended and Restated Credit Agreement at initial maturity and certain other customary conditions. The Amended and Restated Credit Agreement increased our total commitment from $600 million to $850 million, consisting of a $450 million revolving credit facility, a $150 million senior unsecured term loan scheduled to mature on June 24, 2020, a $100 million senior unsecured term loan scheduled to mature on February 2, 2021, and a new $150 million senior unsecured term loan scheduled to mature on April 19, 2023. See “2020 Senior Unsecured Term Loan,” “2021 Senior Unsecured Term Loan,” and “2023 Senior Unsecured Term Loan” below for a discussion of the $150 million, $100 million, and $150 million senior unsecured term loans, respectively. The Amended and Restated Credit Agreement also increased our accordion feature by $150 million to $350 million, which allows our Operating Partnership to increase the total commitments from $850 million to $1.2 billion, under specified circumstances, including securing capital from new or existing lenders.

Borrowings under the revolving credit facility were amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 145 basis points to 205 basis points, or (ii) a base rate plus 45 basis points to 105 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2019, our Operating Partnership’s leverage ratio was 26.3% and the interest rate was LIBOR plus 145 basis points.

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of March 31, 2019, the borrowing capacity was $450.0 million. As of March 31, 2019, $291.0 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit, and therefore $154.1 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

•	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of March 31, 2019, was 26.3%
•	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of March 31, 2019, was 0.0%
•

a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of March 31, 2019, was 6.6 to 1.0.

The Amended and Restated Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, and the 2024 Notes (each as defined herein) and contains the same financial covenants and other customary restrictive covenants as those debt instruments. In connection with the Amended and Restated Credit Agreement, the revolving credit facility and senior unsecured term loans were amended to remove or change certain financial covenants and other customary restrictive covenants, including removal of covenants limiting distributions (except upon an event of default), incurrence of unhedged variable rate debt, and increases or decreases, as applicable to a number of ratios and other figures in the Amended and Restated Credit Agreement resulting in increased flexibility for our Operating Partnership. As of March 31, 2019, we were in compliance with all of the financial covenants under the Amended and Restated Credit Agreement.

2020 Senior Unsecured Term Loan

Pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries are party to a $150 million senior unsecured term loan (the “2020 Term Loan”), which was originally entered into on June 24, 2015. The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2019, we were in compliance with all of the financial covenants under the 2020 Term Loan.

Borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our

Operating Partnership's leverage ratio. At March 31, 2019, the Operating Partnership’s leverage ratio was 26.3% and the interest rate was LIBOR plus 140 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, our Operating Partnership and certain subsidiaries partially exercised the accordion feature on our term loans under the Amended and Restated Credit Agreement and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan is governed by the terms of the Amended and Restated Credit Agreement. The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2019, we were in compliance with all of the financial covenants under the 2021 Term Loan.

Borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2019, our Operating Partnership’s leverage ratio was 26.3% and the interest rate was LIBOR plus 140 basis points.

2022 Senior Unsecured Term Loan

On April 19, 2017, our Operating Partnership and certain subsidiaries entered into an Amended and Restated Term Loan Agreement (as amended and restated, the “Term Loan Agreement”), which amended and restated the $100 million senior unsecured term loan, originally entered into on January 31, 2014. The Term Loan Agreement was amended and restated to, among other things, (i) exercise the accordion feature to increase the total commitments to $200 million, (ii) extend the maturity of the term loan from January 31, 2019, to April 19, 2022, (iii) amend the accordion feature to allow an increase in total commitments from $200 million to $300 million, under specified circumstances, including securing capital from new or existing lenders, and (iv) explicitly permit the issuance of the 2024 Notes defined below (the “2024 Notes”).

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2019, we were in compliance with all of the financial covenants under the 2022 Term Loan.

Borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership's leverage ratio. At March 31, 2019, our Operating Partnership’s leverage ratio was 26.3% and the interest rate was LIBOR plus 140 basis points.

2023 Senior Unsecured Term Loan

On April 19, 2018, pursuant to the terms of, the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2023 Term Loan”). The 2023 Term Loan has a five-year term maturing on April 19, 2023. The 2023 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2019, we were in compliance with all of the financial covenants under the 2023 Term Loan.

Borrowings under the 2023 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2019, our Operating Partnership’s leverage ratio was 26.3% and the interest rate was LIBOR plus 140 basis points.

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

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2024 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of March 31, 2019, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2024 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of March 31, 2019, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due, adjusted for the April 2019 debt financing transactions discussed below, and the subsequent payment of outstanding amounts on the revolving credit facility (in thousands):

Year Ending December 31,
2019	$—
2020	150,000
2021	100,000
2022	200,000
2023	300,000
Thereafter	466,000
Total principal outstanding	1,216,000
Unamortized deferred financing costs	(5,284)
Total debt, net	$1,210,716

Subsequent Debt Financing

On April 17, 2019, our Operating Partnership entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which the Operating Partnership agreed to issue and sell an aggregate principal amount of $200 million of the Operating Partnership’s 4.11% Series A Senior Notes (the “Series A Notes”) due April 17, 2026, and $200 million of its 4.31% Series B Senior Notes (the “Series B Notes” and, together with the Series A Notes, the “Notes”) due April 17, 2029. In connection with the issuance of the Notes, on April 3, 2019, we settled our $175 million forward-starting seven-year interest rate swap. After giving effect to cancellation costs incurred in connection with the termination of this swap agreement entered into in anticipation of the issuance of the Notes, the Series A Notes will bear an effective interest rate of 4.52% per annum. An aggregate principal amount of $200 million of the Series A Notes and $125 million of the Series B Notes were issued on April 17, 2019. The Operating Partnership expects to issue $75 million aggregate principal amount of the Series B Notes prior to July 17, 2019. Interest on the Notes is payable semiannually on the 15th day of August and February in each year, commencing on February 15, 2020.

The Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes and the Amended and Restated Credit Agreement. The Notes are senior unsecured obligations of the Operating Partnership and are jointly and severally guaranteed by the Company and each of the Operating Partnership’s subsidiaries that guarantees indebtedness under its senior unsecured credit facilities. The Operating Partnership used the proceeds from the Notes to pay down outstanding amounts on the revolving portion of its senior unsecured credit facilities, and it will use the remaining proceeds for general corporate purposes.

8. Derivatives and Hedging Activities

Notional Amount									Fair Value (Level 2) (1)
March 31,	December 31,	Type of	Strike Rate		Effective		Expiration		March 31,	December 31,
2019	2018	Derivative	as of 3/31/19		Date		Date		2019	2018
$—	$50,000	Swap	—%		2/28/2014		1/31/2019	(2)	$—	$43
75,000	75,000	Swap	2.83		5/5/2015		5/5/2020		773	1,099
75,000	75,000	Swap	4.12		5/5/2018		5/5/2023		(1,661)	(897)
175,000	175,000	Swap	2.91	(3)	6/3/2019	(3)	6/3/2026	(3)	(6,718)	(3,183)
$325,000	$375,000								$(7,606)	$(2,938)

(1)

Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets and unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $8.4 million and $4.1 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our consolidated balance sheets as of March 31, 2019, and December 31, 2018, respectively. We also had $0.8 million and $1.1 million derivative assets recognized in other assets in our consolidated balance sheets as of March 31, 2019, and December 31, 2018, respectively.

(2)

On January 31, 2019, the remaining $50 million of a five-year interest rate swap agreement, which reduced our variability in cash flows relating to interest payments based on one-month LIBOR variable rate debt, expired.

(3)

On December 6, 2018, we entered into forward-starting seven-year interest rate swap agreement to protect against adverse fluctuations in interest rates. The swap effectively fixed the interest rate at approximately 2.91% per annum plus the applicable spread. On April 3, 2019, we settled the $175 million forward-starting seven-year interest rate swap, in connection with the anticipated subsequent debt issuance of $200 million of the Series A Notes, at a loss of $5.7 million. The loss will be included in accumulated other comprehensive income and will be amortized to interest expense over the term of the new seven-year Senior A Notes. See Note 7 – Debt for additional discussion of the subsequent debt financing.

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

The changes in the fair value of derivatives designated and that qualify as effective cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized gain or loss on derivative contracts were losses of ($4.5) million and gains $0.6 million for the three months ended March 31, 2019, and 2018, respectively. The amounts reclassified from other comprehensive income (loss) to interest expense on the condensed consolidated statements of operations were ($0.2) million and less than ($0.1) million for the three months ended March 31, 2019, and 2018. Total interest expense included in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was $9.5 million and $7.7 million for the three months ended March 31, 2019, and 2018, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning April 1, 2019, we estimate that $0.3 million will be reclassified as an increase to interest expense.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the three months ended March 31, 2019:

Declaration Date	Record Date	Payment Date	Common Stock
March 7, 2019	March 29, 2019	April 15, 2019	$1.10

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

The following table shows the common ownership interests in our Operating Partnership as of March 31, 2019, and December 31, 2018:

	March 31, 2019		December 31, 2018
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	36,409,337	75.9%	36,256,032	75.8%
Noncontrolling interests	11,575,268	24.1	11,575,268	24.2
Total	47,984,605	100.0%	47,831,300	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the three months ended March 31, 2019, we issued 153,305 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $1.10 per unit during the three months ended March 31, 2019, payable in correlation with declared dividends on shares of our common stock.

The redemption value of the noncontrolling interests at March 31, 2019, was $1.2 billion based on the closing price of the Company’s common stock of $107.02 per share on the last trading day prior to that date.

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

As of March 31, 2019, 2,661,409 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013. The following table sets forth stock option activity under the 2010 Plan for the three months ended March 31, 2019:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2018	49,133	$20.06
Granted	—	—
Exercised	(1,129)	15.23
Forfeited	—	—
Expired	—	—
Options outstanding, March 31, 2019	48,004	$20.17

As of March 31, 2019, all stock option awards are fully vested.

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

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2018	284,879	$85.98
Granted	147,881	100.38
Forfeited	(1,698)	88.05
Vested	(109,287)	77.73
Unvested balance, March 31, 2019	321,775	$95.39

As of March 31, 2019, total unearned compensation on restricted stock awards and RSUs was approximately $28.8 million, and the weighted-average vesting period was 2.9 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 25% and 175% of the target number of shares for PSAs granted in 2017, 2018, and 2019. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not meet the maximum relative TSR performance threshold versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed or otherwise in service of the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis to expense over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which are accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2018	50,823	173,944	112,385	$96.58
Granted	10,926	76,480	43,703	114.55
Performance adjustment (1)	18,063	(29,819)	(5,878)	—
Forfeited	—	—	—	—
Vested	(43,650)	(43,650)	(43,650)	84.78
Unvested balance, March 31, 2019	36,162	176,955	106,560	$107.69

(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of March 31, 2019, total unearned compensation on PSAs was approximately $9.1 million, and the weighted-average vesting period was 2.5 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the three months ended March 31, 2019, and 2018.

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	2.82	2.82
Expected volatility	24.09%	24.15%
Expected annual dividend(1)	—	—
Risk-free rate	2.48%	2.24%

(1)	The fair value of the PSAs assumes reinvestment of dividends.

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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shares	$19,661	$20,302
Weighted-average common shares outstanding - basic	36,347,781	33,935,564
Effect of potentially dilutive common shares:
Stock options	38,921	53,813
Unvested awards	160,363	174,858
Weighted-average common shares outstanding - diluted	36,547,065	34,164,235
Net income per share attributable to common shares
Basic	$0.54	$0.60
Diluted	$0.54	$0.59

In the calculations above, we have excluded weighted-average potentially dilutive securities of 39,754 and 37,760 for the three months ended March 31, 2019, and 2018, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of March 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1,216.0 million and $1,136.5  million as of March 31, 2019, and December 31, 2018, respectively, with a fair value of $1,217.7 million and $1,131.8 million, respectively, based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At March 31, 2019, we had open commitments related to construction contracts of approximately $188.7 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At March 31, 2019, we had open commitments related to these contracts of approximately $75.5 million, of which $7.4 million is scheduled to be met during the remainder of the year ended December 31, 2019.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by applicable law. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Our Portfolio

As of March 31, 2019, and including the subsequent acquisition of SV9 on April 12, 2019 (as discussed further below), our property portfolio included 22 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million net rentable square feet (“NRSF”), of which over 2.4 million NRSF is existing data center space. The approximately 1.9 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows.

The following table provides an overview of our property portfolio as of March 31, 2019, including the subsequent acquisition of SV9 on April 12, 2019, which is comprised of approximately 200,000 NRSF and is presented within development NRSF:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,454	88,250	77.3%	—	—%	88,250	77.3%	—	88,250
SV2	8,050	76,676	94.3	—	—	76,676	94.3	—	76,676
Santa Clara campus(6)	75,846	615,500	96.8	—	—	615,500	96.8	361,737	977,237
San Francisco Bay Total	90,350	780,426	94.3	—	—	780,426	94.3	361,737	1,142,163
Los Angeles
One Wilshire campus
LA1*	30,754	145,776	97.9	—	—	145,776	97.9	27,590	173,366
LA2	46,355	356,774	92.6	39,925	15.9	396,699	84.9	28,191	424,890
LA3	—	—	—	—	—	—	—	180,000	180,000
LA4*	1,323	21,850	89.5	—	—	21,850	89.5	—	21,850
Los Angeles Total	78,432	524,400	93.9	39,925	15.9	564,325	88.4	235,781	800,106
Northern Virginia
VA1	26,680	198,632	81.4	3,087	—	201,719	80.1	—	201,719
VA2	21,547	188,446	97.7	—	—	188,446	97.7	—	188,446
VA3	1,438	52,758	100.0	26,413	10.2	79,171	70.1	—	79,171
DC1*	3,215	22,137	75.0	—	—	22,137	75.0	—	22,137
DC2*	9	—	—	24,563	0.2	24,563	0.2	—	24,563
Reston Campus Expansion(7)	—	—	—	—	—	—	—	860,975	860,975
Northern Virginia Total	52,889	461,973	89.8	54,063	5.1	516,036	81.0	860,975	1,377,011
New York
NY1*	6,094	48,404	90.7	—	—	48,404	90.7	—	48,404
NY2	14,996	101,742	91.5	18,121	—	119,863	77.7	116,388	236,251
New York Total	21,090	150,146	91.2	18,121	—	168,267	81.4	116,388	284,655
Boston
BO1	19,421	180,057	94.1	13,735	62.3	193,792	91.8	59,884	253,676
Chicago
CH1	16,351	178,407	82.0	—	—	178,407	82.0	—	178,407
CH2	—	—	—	—	—	—	—	169,000	169,000
Chicago Total	16,351	178,407	82.0	—	—	178,407	82.0	169,000	347,407
Denver
DE1*	4,041	9,813	93.0	19,971	32.5	29,784	52.4	—	29,784
DE2*	465	5,140	92.7	—	—	5,140	92.7	—	5,140
Denver Total	4,506	14,953	92.9	19,971	32.5	34,924	58.3	—	34,924
Miami
MI1	1,502	30,176	61.4	—	—	30,176	61.4	13,154	43,330
Total Data Center Facilities	$284,541	2,320,538	91.7%	145,815	16.6%	2,466,353	87.3%	1,816,919	4,283,272

Office and Light-Industrial(8)	8,158	364,504	76.0	—	—	364,504	76.0	—	364,504
Reston Office and Light-Industrial(7)	1,844	126,700	100.0	—	—	126,700	100.0	(126,700)	—

Total Portfolio	$294,543	2,811,742	90.1%	145,815	16.6%	2,957,557	86.4%	1,690,219	4,647,776

*Indicates properties in which we hold a leasehold interest.

(1)

Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 31).

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

(4)

Represents the monthly contractual rent under existing commenced customer leases as of March 31, 2019, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $300.9 million as of March 31, 2019, which includes $6.3 million in operating expense reimbursements under modified gross and triple-net leases.

(5)

Includes customer leases that have commenced and are occupied as of March 31, 2019. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of March 31, 2019. The percent occupied for stabilized data center space would have been 92.5%, rather than 91.7%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 87.5%, rather than 86.4%, if all leases signed in current and prior periods had commenced.

(6)

On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We expect to develop a turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing office tenants vacate upon expiration of their leases and upon the receipt of necessary entitlements. Included within the Santa Clara campus development NRSF is 200,000 NRSF that is being held for development related to SV9. The Santa Clara campus annualized rent does not include any rents related to SV9.

(7)	Included within our Reston Campus Expansion held for development space is 126,700 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2017, excluding space for which development was completed and became available to be leased after December 31, 2017. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the March 31, 2019, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2018, and 2017, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$12,129	88,251	78.2%	231,919	81.1%	320,170	80.3%
SV2	8,050	76,676	94.3	—	—	76,676	94.3
Santa Clara campus	75,875	615,500	96.8	1,064	100.0	616,564	96.8
San Francisco Bay Total	96,054	780,427	94.4	232,983	81.1	1,013,410	91.4
Los Angeles
One Wilshire campus
LA1*	30,578	139,053	98.2	4,373	79.4	143,426	97.6
LA2	39,425	309,437	91.4	7,093	97.0	316,530	91.6
Los Angeles Total	70,003	448,490	93.5	11,466	90.3	459,956	93.5
Northern Virginia
VA1	27,754	201,719	80.1	61,050	75.8	262,769	79.1
VA2	21,579	188,446	97.7	4,308	20.4	192,754	95.9
VA3	1,483	52,758	100.0	43,899	100.0	96,657	100.0
DC1*	1,217	—	—	82,801	100.0	82,801	100.0
Reston Campus Expansion	3,215	22,137	75.0	—	—	22,137	75.0
Northern Virginia Total	55,248	465,060	89.2	192,058	90.5	657,118	89.6
New York
NY1*	6,108	48,404	90.7	209	100.0	48,613	90.7
NY2	15,487	101,742	91.5	20,735	51.8	122,477	84.8
New York Total	21,595	150,146	91.2	20,944	52.3	171,090	86.5
Boston
BO1	19,755	193,792	91.8	19,495	84.4	213,287	91.2
Chicago
CH1	16,372	178,407	82.0	4,946	26.7	183,353	80.5
Denver
DE1*	2,954	14,154	87.4	—	—	14,154	87.4
DE2*	465	5,140	92.7	—	—	5,140	92.7
Denver Total	3,419	19,294	88.8	—	—	19,294	88.8
Miami
MI1	1,529	30,176	61.4	1,934	74.7	32,110	62.2
Total Facilities at March 31, 2019(3)	$283,975	2,265,792	91.3%	483,826	83.4%	2,749,618	89.9%

Total Facilities at December 31, 2018	$285,847		92.3%		83.3%		90.8%

Total Facilities at December 31, 2017	$271,262		91.0%		85.4%		90.0%

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
(3)

The percent occupied for data center space, office and light-industrial space, and total space would have been 92.4%, 85.1% and 91.1%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent decreased to $284.0 million at March 31, 2019, compared to $285.8 million at December 31, 2018. The decrease is primarily due to the move-out of two customers at CH1 and SV4 during the three months ended March 31, 2019, partially offset by the commencement of new and expansion leases.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction, NRSF for pre-construction projects, and NRSF held for development throughout our portfolio, each as of March 31, 2019, including the subsequent acquisition of SV9 on April 12, 2019:

	Development Opportunities (in NRSF)
	Under	Pre-	Held for
Facilities	Construction(1)	Construction(2)	Development(3)	Total
Santa Clara campus
SV8(4)	161,737	—	—	161,737
SV9(5)	—	—	200,000	200,000
San Francisco Bay Total	161,737	—	200,000	361,737
One Wilshire campus
LA1	17,238	—	10,352	27,590
LA2	28,191	—	—	28,191
LA3(4)	—	60,000	120,000	180,000
Los Angeles Total	45,429	60,000	130,352	235,781
Northern Virginia
Reston Campus Expansion	49,837	—	811,138	860,975
New York
NY2	34,589	—	81,799	116,388
Chicago
CH2(4)	56,000	—	113,000	169,000
Boston
BO1	19,961	—	39,923	59,884
Miami
MI1	—	—	13,154	13,154
Total Facilities(6)	367,553	60,000	1,389,366	1,816,919

(1)

Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.

(2)	Pre-construction projects are projects in the design and permitting stages. Construction will commence upon receipt of applicable permits.
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

(5)

On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing office tenants vacate upon expiration of their leases and upon the receipt of necessary entitlements. We have included SV9 within our held for development NRSF in the table above.

(6)

In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended March 31, 2019 (in thousands):

Three Months Ended
March 31, 2019
Data center expansion	$102,363
Non-recurring investments	1,374
Tenant improvements	1,096
Recurring capital expenditures	2,243
Total capital expenditures	$107,076

During the three months ended March 31, 2019, we incurred approximately $107.1 million of capital expenditures, of which approximately $102.4 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

As of March 31, 2019, we have ongoing development projects at BO1, CH2, LA1, LA2, NY2, VA3, and SV8 scheduled to complete at various times during the years ending December 31, 2019, and 2020. We also have a pre-construction project occurring at LA3, including design and permitting activities, which is scheduled to complete during the year ending December 31, 2020. The following table sets forth capital expenditures spent on data center projects under construction or in the pre-construction phase, as of March 31, 2019:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Development(1)
SV8	$39,762	—	161,737
VA3	32,391	—	49,837
CH2	11,829	—	56,000
LA2	8,933	—	28,191
LA1	6,229	—	17,238
BO1	691	—	19,961
NY2	489	—	34,589
LA3	110	—	60,000
Other	1,929	—	—
Total	$102,363	—	427,553

(1)

Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development and NRSF in pre-construction, which are projects in the design and permitting stages.

During the three months ended March 31, 2019, we incurred approximately $1.4 million in non-recurring investments, of which $0.7 million is a result of internal information technology software development and the remaining $0.7 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the three months ended March 31, 2019, we incurred approximately $1.1 million in tenant improvements, which relates to tenant-specific power installations at various properties.

During the three months ended March 31, 2019, we incurred approximately $2.2 million of recurring capital expenditures within our portfolio, which includes required equipment upgrades at our various facilities that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 1,067 and 768 data center leases representing approximately 19.5% and 13.2% of the NRSF in our operating data center portfolio which are scheduled to expire during the remainder of 2019 and the year ending December 31, 2020, respectively. These leases represent current annualized rent of $83.9 million and $65.9 million with annualized rental rates of $145 per NRSF and $168 per NRSF expiring during the remainder of 2019 and the year ending December 31, 2020, respectively.

Our aggregate NRSF available to lease in Chicago, Los Angeles, New York, Santa Clara and Northern Virginia, which historically have comprised our top five markets as measured by annualized rent, is currently lower than our historical NRSF available to lease in these markets as a percentage of total portfolio NRSF. We expect the 428,000 NRSF of data center projects currently under construction, including the LA3 project in pre-construction, to increase our aggregate NRSF available to lease in these markets during 2019 and 2020. The lower NRSF available to lease in these markets may compress our revenue and earnings growth rates until such time as the additional NRSF under construction becomes available to lease and is leased up sufficiently to generate positive net operating income and cash flow from such properties.

Results of operations may be affected by the amount of pre-stabilized properties in our portfolio. As we place new development projects into service, the initial investment returns may be lower compared to stabilized properties due to operating expenses being less dependent on occupancy levels than revenues. We expect property operating expenses to increase as we place new data center NRSF into service. As projects become stabilized, we expect the investment returns to increase as operating expenses become more dependent on occupancy levels.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of March 31, 2019, we had approximately 741,000 NRSF of unoccupied or under construction data center space of which approximately 53,000 NRSF is leased with a future commencement date. Subsequent to March 31, 2019, we pre-leased an additional 108,000 NRSF of the SV8 development project, half of the NRSF commencing late in the third quarter of 2019 and the remaining half commencing late in the fourth quarter of 2019.

The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 29.5% of our total operating NRSF and 36.2% of our total annualized rent. During the three months ended March 31, 2019, we entered into new and expansion leases totaling approximately 32,000 NRSF. The following table summarizes our leasing activity during the three months ended March 31, 2019:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental	GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)	Growth(5)
New / expansion leases commenced	March 31, 2019	119	$5,826	24,040	$242

New / expansion leases signed	March 31, 2019	121	$6,622	31,975	$207

Renewal leases signed	March 31, 2019	264	$11,873	68,605	$173	5.9%

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
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

Results of Operations

Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2019, and 2018. A summary of our operating results for the three months ended March 31, 2019, and 2018, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating revenue	$138,895	$129,619	$9,276	7.2%
Operating expense	103,462	93,282	10,180	10.9
Operating income	35,433	36,337	(904)	(2.5)
Interest expense	9,498	7,738	1,760	22.7
Net income	25,905	28,566	(2,661)	(9.3)

Operating Revenue

Operating revenue during the three months ended March 31, 2019, and 2018, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$117,853	$110,008	$7,845	7.1%
Interconnection revenue	18,416	16,560	1,856	11.2
Total data center revenue	136,269	126,568	9,701	7.7
Office, light-industrial and other revenue	2,626	3,051	(425)	(13.9)
Total operating revenues	$138,895	$129,619	$9,276	7.2%

A portion of the increase in operating revenues was due to a $7.8 million, or 7.1%, increase in data center rental, power, and related revenue during the three months ended March 31, 2019, compared to the 2018 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at our SV7 and LA2 properties, where we have placed into service large contiguous data center NRSF within the last two years, has increased $2.3 million and $2.2 million, respectively, compared to the three months ended March 31, 2018. This increase is primarily due to the commencement of large scale leases throughout the twelve months ended March 31, 2019, and 2018, which experience variable revenue growth as customers deploy their IT equipment and increase their power consumption. The remaining increase in data center rental, power, and related revenue during the three months ended March 31, 2019, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by the move-out of existing customer leases at lower average rental rates.

In addition, interconnection revenue increased $1.9 million, or 11.2%, during the three months ended March 31, 2019, compared to the 2018 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the twelve months ended March 31, 2019, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the three months ended March 31, 2019, and 2018, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Property operating and maintenance	$38,110	$33,848	$4,262	12.6%
Real estate taxes and insurance	6,196	4,937	1,259	25.5
Depreciation and amortization	35,646	33,776	1,870	5.5
Sales and marketing	5,652	5,080	572	11.3
General and administrative	10,170	9,185	985	10.7
Rent	7,688	6,400	1,288	20.1
Transaction costs	—	56	(56)	(100.0)
Total operating expenses	$103,462	$93,282	$10,180	10.9%

Property operating and maintenance expense increased $4.3 million, or 12.6%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended March 31, 2019, partially offset by improvements in energy efficiency. In addition, maintenance expense increased due to 87,000 NRSF of data center space being placed into service during the twelve months ended March 31, 2019, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF. We expect property operating and maintenance expense to increase as we place new data center NRSF into service. As projects become stabilized, operating expenses become more dependent upon occupancy levels and investment returns are expected to increase.

Real estate taxes and insurance increased $1.3 million, or 25.5%, during the three months ended March 31, 2019, compared to the 2018 period, primarily as a result of increased real estate tax assessments across the majority of our markets. In addition, upon completion of projects under development, we cease capitalization of project costs, and we incur additional real estate taxes and insurance expense.

Depreciation and amortization expense increased $1.9 million, or 5.5%, during the three months ended March 31, 2019, compared to the 2018 period, primarily as a result of an increase in depreciation expense from approximately 58,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $42.4 million.

Rent expense increased by $1.3 million, or 20.1%, during the three months ended March 31, 2019, compared to the 2018 period, primarily due to increased straight-line rent expense of $0.6 million as a result of the extension of the lease term related to our LA1 facility, which occurred during the three months ended June 30, 2018. As a result of placing DC2, a leasehold property, into service during the three months ended December 31, 2018, we incurred an additional $0.2 million of rent expenses during the three months ended March 31, 2019.

Interest Expense

Interest expense for the three months ended March 31, 2019, and 2018, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Interest expense and fees	$11,516	$8,275	$3,241	39.2%
Amortization of deferred financing costs	611	566	45	8.0
Capitalized interest	(2,629)	(1,103)	(1,526)	138.3
Total interest expense	$9,498	$7,738	$1,760	22.7%
Percent capitalized	21.7%	12.5%

Interest expense increased $1.8 million, or 22.7%, during the three months ended March 31, 2019, compared to the 2018 period, primarily as a result of the increase in overall debt outstanding and increased interest rates. The weighted average principal debt outstanding was $1,117.7 million and $979.8 million during the three months ended March 31, 2019, and 2018, respectively. Our daily weighted average interest rate increased from 3.40% during the three months ended March 31, 2018, to 3.88% during the three months ended March 31, 2019. These increases were offset by additional capitalized interest of $1.5 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, related to an increase in overall construction activities.

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018

Operating Activities

Net cash provided by operating activities was $55.9 million for the three months ended March 31, 2019, compared to $58.3 million for the three months ended March 31, 2018. The decrease of $2.4 million, or 4.2%, was primarily due to a decrease in customer cash collections, which increased accounts receivable, of $11.6 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease was offset by organic growth of our customer revenue base through favorable renewals, expansions into new and existing space, and as our customers increased their power consumption within their deployments and a $4.7 million increase in accounts payable as a result of timing of vendor payments.

Investing Activities

Net cash used in investing activities increased by $21.8 million, or 36.4%, to $81.8 million for the three months ended March 31, 2019, compared to $60.0 million for the three months ended March 31, 2018. This increase was due primarily to higher construction spend on our LA1, LA2, NY2, SV8, and VA3 properties during the three months ended March 31, 2019, compared to construction spending on active development projects during the three months ended March 31, 2018. During the three months ended March 31, 2019, we did not make any asset acquisitions, which partially offset the increase, compared to the three months ended March 31, 2018, during which we acquired the CH2 land parcel for $4.4 million.

Financing Activities

Net cash provided by financing activities was $25.6 million during the three months ended March 31, 2019, compared to net cash used in financing activities of $0.5 million during the three months ended March 31, 2018.

During the three months ended March 31, 2019, we received net cash proceeds on the revolving credit facility of $79.5 million, compared to $47.0 million in net cash proceeds on the revolving credit facility during the three months ended March 31, 2018.

We paid $53.9 million in dividends and distributions on our common stock and Operating Partnership units during the three months ended March 31, 2019, compared to $47.6 million during the three months ended March 31, 2018, as a result of an increase in our quarterly dividend from $0.98 per share or unit paid during the three months ended March 31, 2018, to $1.10 per share or unit paid during the three months ended March 31, 2019.

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

As of March 31, 2019, we had $2.3 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $375 million to $450 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the subsequent acquisition of SV9 for approximately $26 million on April 12, 2019, as well as the remaining estimated capital required to fund our current expansion projects under construction and in pre-construction as of March 31, 2019, shown in the table below:

				Costs
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects/Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
TKD expansion(1)
BO1	Boston	Q3 2019	19,961	$287	$9,000	—%	1.5
LA1	Los Angeles	Q2 2019	17,238	7,498	13,200	—	1.5
LA2	Los Angeles	Q2 2019	28,191	15,759	21,000	100.0	3.0
NY2	New York	1H 2020	34,589	—	46,000	—	4.0
Total TKD expansion			99,979	$23,544	$89,200	28.2%	10.0

New development(2)
Ground-up construction
CH2 Phase 1	Chicago	1H 2020	56,000	$21,885	$120,000	—%	6.0
SV8 Phase 1	Silicon Valley	Q3 2019	53,953	84,464	127,000	100.0	6.0
SV8 Phase 2	Silicon Valley	Q4 2019	53,728	—	46,000	100.0	6.0
SV8 Phase 3	Silicon Valley	1H 2020	54,056	—	40,000	—	6.0
VA3 Phase 1B	Northern Virginia	Q2 2019	49,837	102,315	119,000	—	6.0
Pre-construction(3)
LA3 Phase 1	Los Angeles	2H 2020	60,000	29,445	130,000	—	6.0
Total new development			327,574	$238,109	$582,000	32.9%	36.0

Total development(4)			427,553	$261,653	$671,200	31.8%	46.0

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

(2)	Includes a portion of the cost of infrastructure to support later phases of the development.
(3)	Pre-construction projects are projects in the design and permitting stages. Construction will commence on receipt of the applicable permits.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash on hand, cash provided by operations and by incurring additional indebtedness.

On April 17, 2019, our Operating Partnership entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which the Operating Partnership agreed to issue and sell an aggregate principal amount of $200 million of the Operating Partnership’s 4.11% Series A Senior Notes (the “Series A Notes”) due April 17, 2026, and $200 million of its 4.31% Series B Senior Notes (the “Series B Notes” and, together with the Series A Notes, the “Notes”) due April 17, 2029. An aggregate principal amount of $200 million of the Series A Notes and $125 million of the Series B Notes were issued on April 17, 2019. The Operating Partnership expects to issue $75 million aggregate principal amount of the Series B Notes prior to July 17, 2019. The Operating Partnership used the proceeds from the Notes to pay down all outstanding amounts on the revolving portion of its senior unsecured credit facilities, and it will use the remainder for general corporate purposes. Including the subsequent repayment of outstanding amounts on the revolving credit facility, we have the ability to borrow $445.1 million under the revolving credit facility. Refer to Item 1. Financial Statements — Note 7 — Debt for additional information.

On April 19, 2018, our Operating Partnership and certain subsidiary co-borrowers amended and restated our previous credit agreement (as amended and restated, the “Amended and Restated Credit Agreement”), which provides a total commitment of $850 million. The accordion feature under the Amended and Restated Credit Agreement was also increased, which allows our Operating Partnership to increase the total commitment to $1.2 billion, under specified circumstances, including securing capital from new or existing lenders.

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, the SV8, SV9, LA3, and CH2 developments, Deferred Expansion Capital, additional phases of our current projects under construction, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of March 31, 2019, and December 31, 2018, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2019	2018
Revolving credit facility	3.94% and 3.95% at March 31, 2019, and December 31, 2018, respectively	April 19, 2022	$291,000	$211,500
2020 Senior unsecured term loan(1)	3.36% and 3.37% at March 31, 2019, and December 31, 2018, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.89% and 3.90% at March 31, 2019, and December 31, 2018, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.89% and 3.65% at March 31, 2019, and December 31, 2018, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan(2)	4.00% and 4.01% at March 31, 2019, and December 31, 2018, respectively	April 19, 2023	150,000	150,000
2023 Senior unsecured notes	4.19% at March 31, 2019, and December 31, 2018, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at March 31, 2019, and December 31, 2018, respectively	April 20, 2024	175,000	175,000
Total principal outstanding		`	1,216,000	1,136,500
Unamortized deferred financing costs			(5,284)	(5,677)
Total debt			$1,210,716	$1,130,823

As of March 31, 2019, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of March 31, 2019, and December 31, 2018, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

Funds From Operations

We consider funds from operations (“FFO”), a non- generally accepted accounting principles (“GAAP”) measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defined FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$25,905	$28,566
Real estate depreciation and amortization	34,187	32,432
FFO attributable to common shares and units	$60,092	$60,998
FFO per common share and OP unit - diluted	$1.25	$1.27

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

We have made distributions every quarter since the completion of our initial public offering. During the three months ended March 31, 2019, we declared quarterly dividends totaling $1.10 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

For a detailed description of our critical accounting policies, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of March 31, 2019, our critical accounting policies have not changed from those described in our 2018 Form 10-K.

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

As of March 31, 2019, we had $891.0 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of March 31, 2019, we have two interest rate swap agreements in place to fix the interest rate on $150 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $741.0 million of variable rate debt outstanding as of March 31, 2019. See additional discuss in Item 1. Financial Statements – Note 8 – Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $741.0 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $7.4 million per year.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(2)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1†	Amended and Restated Non-Employee Director Compensation Policy.*

10.2†	2019 Executive Short-Term Incentive Plan.*

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2018.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2018.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2018.

* Represents management contract or compensatory plan or agreement.

† Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: April 26, 2019	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)