Form 10-Q
period 2019-06-30
CoreSite Realty Corp
filed 2019-07-26
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission file number: 001-34877

CoreSite Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	27-1925611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 17th Street, Suite 500 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(866) 777-2673

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COR	New York Stock Exchange

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

The number of shares of common stock outstanding at July 24, 2019, was 36,890,854.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Investments in real estate:
Land	$87,765	$86,955
Buildings and improvements	1,822,252	1,730,329
	1,910,017	1,817,284
Less: Accumulated depreciation and amortization	(653,177)	(590,784)
Net investment in operating properties	1,256,840	1,226,500
Construction in progress	386,226	265,921
Net investments in real estate	1,643,066	1,492,421
Operating lease right-of-use assets, net	181,270	190,304
Cash and cash equivalents	2,836	2,599
Accounts and other receivables, net of allowance for doubtful accounts of $392 and $417 as of June 30, 2019, and December 31, 2018, respectively	29,758	18,464
Lease intangibles, net of accumulated amortization of $9,005 and $7,756 as of June 30, 2019, and December 31, 2018, respectively	5,694	6,943
Goodwill	40,646	40,646
Other assets, net	98,174	102,290
Total assets	$2,001,444	$1,853,667

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $7,136 and $5,677 as of June 30, 2019, and December 31, 2018, respectively	$1,310,114	$1,130,823
Operating lease liabilities	194,893	202,699
Accounts payable and accrued expenses	122,251	89,315
Accrued dividends and distributions	61,332	55,679
Acquired below-market lease contracts, net of accumulated amortization of $4,056 and $3,840 as of June 30, 2019, and December 31, 2018, respectively	2,629	2,846
Unearned revenue, prepaid rent and other liabilities	34,102	37,672
Total liabilities	1,725,321	1,519,034
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 36,890,371 and 36,708,691 shares issued and outstanding at June 30, 2019, and December 31, 2018, respectively	364	363
Additional paid-in capital	498,828	491,314
Accumulated other comprehensive loss	(6,235)	(2,193)
Distributions in excess of net income	(293,209)	(246,929)
Total stockholders' equity	199,748	242,555
Noncontrolling interests	76,375	92,078
Total equity	276,123	334,633
Total liabilities and equity	$2,001,444	$1,853,667

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$121,083	$116,147	$238,936	$226,155
Interconnection revenue	18,776	17,422	37,192	33,982
Office, light-industrial and other revenue	3,047	2,878	5,673	5,929
Total operating revenues	142,906	136,447	281,801	266,066
Operating expenses:
Property operating and maintenance	38,067	37,861	76,177	71,709
Real estate taxes and insurance	5,988	4,693	12,184	9,630
Depreciation and amortization	36,996	35,558	72,642	69,334
Sales and marketing	5,784	5,369	11,436	10,449
General and administrative	12,282	10,297	22,452	19,482
Rent	7,733	6,547	15,421	12,947
Transaction costs	—	19	—	75
Total operating expenses	106,850	100,344	210,312	193,626
Operating income	36,056	36,103	71,489	72,440
Interest expense	(10,311)	(8,907)	(19,809)	(16,645)
Income before income taxes	25,745	27,196	51,680	55,795
Income tax (expense) benefit	(2)	83	(32)	50
Net income	$25,743	$27,279	$51,648	$55,845
Net income attributable to noncontrolling interests	6,208	7,890	12,452	16,154
Net income attributable to common shares	$19,535	$19,389	$39,196	$39,691
Net income per share attributable to common shares:
Basic	$0.54	$0.57	$1.08	$1.17
Diluted	$0.53	$0.57	$1.07	$1.16
Weighted average common shares outstanding
Basic	36,463,421	34,049,391	36,405,921	33,992,792
Diluted	36,618,533	34,220,321	36,580,547	34,183,408

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$25,743	$27,279	$51,648	$55,845
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(679)	224	(5,145)	833
Reclassification of other comprehensive income (loss) to interest expense	17	(44)	(181)	(76)
Comprehensive income	25,081	27,459	46,322	56,602
Comprehensive income attributable to noncontrolling interests	6,048	7,942	11,168	16,373
Comprehensive income attributable to common shares	$19,033	$19,517	$35,154	$40,229

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2019	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633
Issuance of stock awards, net of forfeitures	192,009	—	—	—	—	—	—	—
Exercise of stock options	1,129	—	17	—	—	17	—	17
Share-based compensation	—	1	3,592	—	—	3,593	—	3,593
Dividends and distributions	—	—	—	—	(40,581)	(40,581)	(12,733)	(53,314)
Net income	—	—	—	—	19,661	19,661	6,244	25,905
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)	(1,124)	(4,664)
Balance at March 31, 2019	36,901,829	$364	$494,923	$(5,733)	$(267,849)	$221,705	$84,465	$306,170
Redemption of noncontrolling interests	2,770	—	20	—	—	20	(20)	—
Issuance of stock awards, net of forfeitures	(15,567)	—	—	—	—	—	—	—
Exercise of stock options	1,339	—	21	—	—	21	—	21
Share-based compensation	—	—	3,864	—	—	3,864	—	3,864
Dividends and distributions	—	—	—	—	(44,895)	(44,895)	(14,118)	(59,013)
Net income	—	—	—	—	19,535	19,535	6,208	25,743
Other comprehensive loss	—	—	—	(502)	—	(502)	(160)	(662)
Balance at June 30, 2019	36,890,371	$364	$498,828	$(6,235)	$(293,209)	$199,748	$76,375	$276,123

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2018	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	7,056	—	70	—	—	70	(70)	—
Issuance of stock awards, net of forfeitures	201,181	—	—	—	—	—	—	—
Exercise of stock options	5,161	—	100	—	—	100	—	100
Share-based compensation	—	2	2,739	—	—	2,741	—	2,741
Dividends and distributions	—	—	—	—	(33,749)	(33,749)	(13,553)	(47,302)
Net income	—	—	—	—	20,302	20,302	8,264	28,566
Other comprehensive income	—	—	—	410	—	410	167	577
Balance at March 31, 2018	34,454,213	$340	$460,404	$1,163	$(191,013)	$270,894	$132,432	$403,326
Issuance of stock awards, net of forfeitures	(2,205)	—	—	—	—	—	—	—
Exercise of stock options	7,720	—	119	—	—	119	—	119
Share-based compensation	—	—	3,364	—	—	3,364	—	3,364
Dividends and distributions	—	—	—	—	(35,424)	(35,424)	(14,244)	(49,668)
Net income	—	—	—	—	19,389	19,389	7,890	27,279
Other comprehensive income	—	—	—	128	—	128	52	180
Balance at June 30, 2018	34,459,728	$340	$463,887	$1,291	$(207,048)	$258,470	$126,130	$384,600

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,648	$55,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,642	69,334
Amortization of above/below market leases	(172)	(339)
Amortization of deferred financing costs and hedge amortization	1,467	1,119
Share-based compensation	7,049	5,812
Bad debt expense	195	(88)
Changes in operating assets and liabilities:
Accounts receivable	(11,489)	4,183
Deferred rent receivable	2,548	(2,667)
Deferred leasing costs	(6,983)	(5,976)
Other assets	(1,121)	(2,211)
Accounts payable and accrued expenses	6,946	(341)
Unearned revenue, prepaid rent and other liabilities	(8,819)	(746)
Operating leases	1,466	442
Net cash provided by operating activities	115,377	124,367
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(2,144)	(2,667)
Real estate improvements	(158,745)	(107,093)
Business combinations and asset acquisitions	(26,060)	(10,681)
Net cash used in investing activities	(186,949)	(120,441)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	38	219
Proceeds from revolving credit facility	199,250	122,500
Payments on revolving credit facility	(343,500)	(180,036)
Proceeds from unsecured debt	325,000	150,000
Payments of loan fees and costs	(2,305)	(4,837)
Dividends and distributions	(106,674)	(94,185)
Net cash provided by (used in) financing activities	71,809	(6,339)
Net change in cash and cash equivalents	237	(2,413)
Cash and cash equivalents, beginning of period	2,599	5,247
Cash and cash equivalents, end of period	$2,836	$2,834
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$16,811	$15,419
Cash paid for operating lease liabilities	$12,159	$10,628
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$66,925	$26,868
Accrual of dividends and distributions	$61,332	$51,760
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$—	$96,790

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of June 30, 2019, the Company owned a 75.9% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others owned a 24.1% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the expected results for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $3.6 million and $1.1 million for the three months ended June 30, 2019, and 2018, respectively. Capitalized interest costs were $6.2 million and $2.2 million for the six months ended June 30, 2019, and 2018, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $32.8 million and $30.8 million for the three months ended June 30, 2019, and 2018, respectively. Depreciation expense was $65.0 million and $59.9 million for the six months ended June 30, 2019, and 2018, respectively.

Acquisition of Investment in Real Estate

When accounting for business combinations and asset acquisitions, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and the value of customer relationships. The primary difference between business combinations and asset acquisitions is that asset acquisitions require cost accumulation and allocation at a relative fair value. Acquisition costs are capitalized for asset acquisitions and are expensed for business combinations.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or six months ended June 30, 2019, or 2018.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2019, and December 31, 2018, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or six months ended June 30, 2019, or 2018.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $3.4 million and $3.9 million for the three months ended June 30, 2019, and 2018, respectively. Amortization of initial direct costs was $6.9 million and $7.8 million for the six months ended June 30, 2019, and 2018, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Internal sales commissions	$15,002	$14,199
Third party commissions	10,120	9,855
Other	517	597
Total	$25,639	$24,651

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and six months ended June 30, 2019, and 2018, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment of internal-use software was recognized in the condensed consolidated financial statements for the three and six months ended June 30, 2019, and 2018.

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

In general, we provide two power products for our data center leased space, consisting of a fixed (breakered-amperage) and a variable (sub-metered) model. Customer power arrangements are coterminous with the customer’s underlying lease and have the same pattern of transfer over the lease term and are therefore combined with lease revenue within our condensed consolidated statements of operations. For fixed power arrangements, a customer pays us a fixed monthly fee for a committed available amount of power. We recognize the fixed power revenue each month over the term of the lease. For variable power arrangements, a customer pays us variable monthly fees for the specific amount of power utilized at the current utility rates. We recognize variable power revenue each month as the uncertainty related to the consideration is resolved, as power is provided to our customers, and as our customers utilize the power.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At June 30, 2019, and December 31, 2018, the allowance for doubtful accounts totaled $0.4 million on the condensed consolidated balance sheets at each date.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At June 30, 2019, and December 31, 2018, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.6 million at each date.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2019, and December 31, 2018, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2016.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at June 30, 2019 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$110,094	$2,148	$117,396
Chicago	5,493	114,767	43,148	163,408
Denver	—	32,046	419	32,465
Los Angeles	18,672	366,346	46,955	431,973
Miami	728	14,198	200	15,126
New York	2,729	154,425	34,938	192,092
Northern Virginia	23,603	400,609	90,767	514,979
San Francisco Bay(1)	31,386	629,767	167,651	828,804
Total	$87,765	$1,822,252	$386,226	$2,296,243

(1)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing office tenants vacate upon expiration of their leases and upon the receipt of necessary entitlements.

The following is a summary of the properties owned or leased by market at December 31, 2018 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$107,596	$1,644	$114,394
Chicago	5,493	113,875	14,478	133,846
Denver	—	30,740	476	31,216
Los Angeles	18,672	338,011	51,688	408,371
Miami	728	14,014	69	14,811
New York	2,729	152,956	33,796	189,481
Northern Virginia	22,793	346,209	94,623	463,625
San Francisco Bay	31,386	626,928	69,147	727,461
Total	$86,955	$1,730,329	$265,921	$2,083,205

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Deferred rent receivable	$40,614	$43,162
Initial direct costs	25,639	24,651
Internal-use software	17,179	17,708
Prepaid expenses	6,778	7,090
Corporate furniture, fixtures and equipment	4,607	5,006
Deferred financing costs - revolving credit facility	2,472	2,880
Other	885	1,793
Total	$98,174	$102,290

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from 1 year to 10 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years and ten years at June 30, 2019, and December 31, 2018, respectively. The weighted-average discount rate was 4.9% at each date.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease expense:
Operating lease expense	$6,397	$5,418	$12,793	$10,645
Variable lease expense	1,336	1,129	2,628	2,302
Rent expense	$7,733	$6,547	$15,421	$12,947

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease revenue:
Minimum lease revenue	$101,885	$98,406	$201,295	$193,194
Variable lease revenue	22,245	20,619	43,314	38,890
Total lease revenue	$124,130	$119,025	$244,609	$232,084

7. Debt

A summary of outstanding indebtedness as of June 30, 2019, and December 31, 2018, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2019	2018
Revolving credit facility	3.85% and 3.95% at June 30, 2019, and December 31, 2018, respectively	April 19, 2022	$67,250	$211,500
2020 Senior unsecured term loan(1)	3.31% and 3.37% at June 30, 2019, and December 31, 2018, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.80% and 3.90% at June 30, 2019, and December 31, 2018, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.80% and 3.65% at June 30, 2019, and December 31, 2018, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan(2)	3.96% and 4.01% at June 30, 2019, and December 31, 2018, respectively	April 19, 2023	150,000	150,000
2023 Senior unsecured notes	4.19% at June 30, 2019, and December 31, 2018, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2019, and December 31, 2018, respectively	April 20, 2024	175,000	175,000
2026 Senior unsecured notes(3)	4.52% at June 30, 2019	April 17, 2026	200,000	—
2029 Senior unsecured notes	4.31% at June 30, 2019	April 17, 2029	125,000	—
Total principal outstanding		`	1,317,250	1,136,500
Unamortized deferred financing costs			(7,136)	(5,677)
Total debt			$1,310,114	$1,130,823
(1)	Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below), effective through May 5, 2020, to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.83% per annum at our current leverage ratio as of June 30, 2019. The interest rate on the remaining $75 million of the 2020 Term Loan is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of June 30, 2019, is 3.31%. See Note 8 – Derivatives and Hedging Activities.

(2)	Our Operating Partnership has in place a swap agreement with respect to the 2023 Term Loan (as defined below), effective through April 5, 2023, to swap the variable interest rate associated with $75 million, or 50% of the principal amount of the 2023 Term Loan, to a fixed rate of approximately 4.12% per annum at our current leverage ratio as of June 30, 2019. The interest rate on the remaining $75 million of the 2023 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of June 30, 2019, is 3.96%. See Note 8 – Derivatives and Hedging Activities.
(3)	Our Operating Partnership had in place a $175 million forward-starting seven-year interest rate swap agreement to protect against adverse fluctuations in interest rates in anticipation of the issuance of the 2026 Notes (as defined below). On April 3, 2019, we settled the $175 million swap and after giving effect to cancellation costs incurred in connection with the termination of the swap, the 2026 Notes bear an effective interest rate of 4.52% per annum.

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

Borrowings under the revolving credit facility were amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 145 basis points to 205 basis points, or (ii) a base rate plus 45 basis points to 105 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2019, our Operating Partnership’s leverage ratio was 27.4% and the interest rate was LIBOR plus 145 basis points.

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of June 30, 2019, the borrowing capacity was $450.0 million. As of June 30, 2019, $67.3 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit, and therefore $377.8 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of June 30, 2019, was 27.4%
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of June 30, 2019, was 0.0%
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of June 30, 2019, was 6.1 to 1.0.

The Amended and Restated Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, 2024 Notes, the 2026 Notes, and the 2029 Notes (each as defined herein) and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

As of June 30, 2019, we were in compliance with all of the financial covenants under the Amended and Restated Credit Agreement.

2020 Senior Unsecured Term Loan

Pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries are party to a $150 million senior unsecured term loan (the “2020 Term Loan”), which was originally entered into on June 24, 2015. The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2019, we were in compliance with all of the financial covenants under the 2020 Term Loan.

Borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2019, the Operating Partnership’s leverage ratio was 27.4% and the interest rate was LIBOR plus 140 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, our Operating Partnership and certain subsidiaries partially exercised the accordion feature on our term loans under the Amended and Restated Credit Agreement and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan is governed by the terms of the Amended and Restated Credit Agreement. The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2019, we were in compliance with all of the financial covenants under the 2021 Term Loan.

Borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2019, our Operating Partnership’s leverage ratio was 27.4% and the interest rate was LIBOR plus 140 basis points.

2022 Senior Unsecured Term Loan

On April 19, 2017, our Operating Partnership and certain subsidiaries entered into an Amended and Restated Term Loan Agreement (as amended and restated, the “Term Loan Agreement”), which amended and restated the $100 million senior unsecured term loan, originally entered into on January 31, 2014 (the “2022 Term Loan”). The Term Loan Agreement was amended and restated to, among other things, (i) exercise the accordion feature to increase the total commitments to $200 million, (ii) extend the maturity of the term loan from January 31, 2019, to April 19, 2022, (iii) amend the accordion feature to allow an increase in total commitments from $200 million to $300 million, under specified circumstances, including securing capital from new or existing lenders, and (iv) explicitly permit the issuance of the 2024 Notes defined below (the “2024 Notes”).

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2019, we were in compliance with all of the financial covenants under the 2022 Term Loan.

Borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2019, our Operating Partnership’s leverage ratio was 27.4% and the interest rate was LIBOR plus 140 basis points.

2023 Senior Unsecured Term Loan

On April 19, 2018, pursuant to the terms of, the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2023 Term Loan”). The 2023 Term Loan has a five-year term maturing on April 19, 2023. The 2023 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of June 30, 2019, we were in compliance with all of the financial covenants under the 2023 Term Loan.

Borrowings under the 2023 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2019, our Operating Partnership’s leverage ratio was 27.4% and the interest rate was LIBOR plus 140 basis points.

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

Our Operating Partnership may prepay all or a portion of the 2023 Notes upon notice to the holders for 100% of the principal amount plus a make-whole premium as set forth in the 2023 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2023 Notes have the right to require our Operating Partnership to purchase 100% of such holder’s 2023 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of June 30, 2019, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

Our Operating Partnership may prepay all or a portion of the 2024 Notes upon notice to the holders for 100% of the principal amount plus a make-whole premium as set forth in the 2024 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2024 Notes would have the right to require our Operating Partnership to purchase 100% of such holders’ 2024 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2024 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of June 30, 2019, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

2026 Senior Unsecured Notes

On April 17, 2019, our Operating Partnership issued an aggregate principal amount of $200 million, 4.11% Series A senior unsecured notes due April 17, 2026 (the “2026 Notes”), in a private placement to certain accredited investors. After giving effect to cancellation costs incurred in connection with the termination of an interest rate swap agreement entered into in anticipation of the issuance of the Notes, the 2026 Notes bear an effective interest rate of 4.52% per annum. The terms of the 2026 Notes are governed by a note purchase agreement, dated April 17, 2019 (the “2026 Note Purchase Agreement”), by and among our Operating Partnership, the Company and the purchasers of the 2026 Notes.

Interest is payable semiannually, on the 15th day of August and February of each year, commencing on February 15, 2020. The 2026 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of the Subsidiary Guarantors.

Our Operating Partnership may prepay all or a portion of the 2026 Notes upon notice to the holders for 100% of the principal amount plus a make-whole premium as set forth in the 2026 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2026 Notes would have the right to require our Operating Partnership to purchase 100% of such holders’ 2026 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2026 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. The 2026 Note Purchase Agreement conforms to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, on the date of the 2026 Note Purchase Agreement and from time to time, certain additional financial covenants in the Amended and Restated Credit Agreement will be automatically incorporated into the 2026 Note Purchase Agreement and, subject to certain conditions, will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2026 Note Purchase Agreement. As of June 30, 2019, we were in compliance with all of the financial covenants under the 2026 Note Purchase Agreement.

2029 Senior Unsecured Notes

As mentioned above, on April 17, 2019, our Operating Partnership entered into the 2026 Note Purchase Agreement to issue the 2026 Notes and an additional aggregate principal amount of $200 million, 4.31% Series B senior unsecured notes due April 17, 2029 (the “2029 Notes”), in a private placement to certain accredited investors. An aggregate principal amount of $125 million of the 2029 Notes was issued on April 17, 2019. The remaining $75 million of the 2029 Notes was issued on July 17, 2019. The terms of the 2029 Notes are governed by the 2026 Note Purchase Agreement, by and among our Operating Partnership, the Company and the purchasers of the 2029 Notes.

Interest is payable semiannually, on the 15th day of August and February of each year, commencing on February 15, 2020. The 2029 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of the Subsidiary Guarantors.

Our Operating Partnership may prepay all or a portion of the 2029 Notes upon notice to the holders for 100% of the principal amount plus a make-whole premium as set forth in the 2026 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2029 Notes would have the right to require our Operating Partnership to purchase 100% of such holders’ 2029 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2029 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes and the Amended and Restated Credit Agreement. As of June 30, 2019, we were in compliance with all of the financial covenants under the 2026 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due, adjusted for the $75 million July 2019 debt issuance discussed on the previous page, and the subsequent repayment of outstanding amounts on the revolving credit facility (in thousands):

Year Ending December 31,
2019	$—
2020	150,000
2021	100,000
2022	200,000
2023	300,000
Thereafter	567,250
Total principal outstanding	1,317,250
Unamortized deferred financing costs	(7,136)
Total debt, net	$1,310,114

8. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of June 30, 2019, and December 31, 2018 (in thousands):

Notional Amount									Fair Value (Level 2) (1)
June 30,	December 31,	Type of	Strike Rate		Effective		Expiration		June 30,	December 31,
2019	2018	Derivative	as of 6/30/19		Date		Date		2019	2018
$—	$50,000	Interest Rate Swap	—%		2/28/2014		1/31/2019	(2)	$—	$43
75,000	75,000	Interest Rate Swap	2.83		5/5/2015		5/5/2020		302	1,099
75,000	75,000	Interest Rate Swap	4.12		5/5/2018		4/5/2023		(3,054)	(897)
—	175,000	Interest Rate Swap	—	(3)	6/3/2019	(3)	4/3/2019	(3)	—	(3,183)
$150,000	$375,000								$(2,752)	$(2,938)
(1)	Derivatives are recorded at fair value in our condensed consolidated balance sheets in other assets and unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We had $3.1 million and $4.1 million in derivative liabilities recognized in unearned revenue, prepaid rent and other liabilities in our consolidated balance sheets as of June 30, 2019, and December 31, 2018, respectively. We also had $0.3 million and $1.1 million derivative assets recognized in other assets in our consolidated balance sheets as of June 30, 2019, and December 31, 2018, respectively.
(2)	On January 31, 2019, the remaining $50 million of a five-year interest rate swap agreement, which reduced our variability in cash flows relating to interest payments based on one-month LIBOR variable rate debt, expired.
(3)	On December 6, 2018, we entered into forward-starting seven-year interest rate swap agreement to protect against adverse fluctuations in interest rates. The swap effectively fixed the interest rate at approximately 2.91% per annum plus the applicable spread. On April 3, 2019, we settled the $175 million forward-starting seven-year interest rate swap, in connection with the anticipated subsequent debt issuance of $200 million of the 2026 Notes, at a loss of $5.7 million. The loss is included in accumulated other comprehensive income and will be amortized to interest expense over the term of the 2026 Notes.

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

The changes in the fair value of derivatives designated and that qualify as effective cash flow hedges is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amounts recorded in other comprehensive income or loss related to the unrealized gain or loss on derivative contracts was a loss of $0.7 million and a gain of $0.2 million for the three months ended June 30, 2019, and 2018, respectively, and was a loss of $5.1 million and a gain of $0.8 million for the six months ended June 30, 2019, and 2018, respectively. The amounts reclassified from other comprehensive income or loss to interest expense on the condensed consolidated statements of operations were a gain of less than $0.1 million and a loss of less than $0.1 million for the three months ended June 30, 2019, and 2018, and were losses of $0.2 million and $0.1 million for the six months ended June 30, 2019, and 2018, respectively. Total interest expense included in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded was $10.3 million and $8.9 million for the three months ended June 30, 2019, and 2018, respectively, and $19.8 million and $16.6 million for the six months ended June 30, 2019, and 2018, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning July 1, 2019, we estimate that $1.2 million will be reclassified as an increase to interest expense.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the six months ended June 30, 2019:

Declaration Date	Record Date	Payment Date	Common Stock
March 7, 2019	March 29, 2019	April 15, 2019	$1.10
May 16, 2019	June 28, 2019	July 15, 2019	1.22
Total			$2.32

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

The following table shows the common ownership interests in our Operating Partnership as of June 30, 2019, and December 31, 2018:

	June 30, 2019		December 31, 2018
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	36,418,729	75.9%	36,256,032	75.8%
Noncontrolling interests	11,572,498	24.1	11,575,268	24.2
Total	47,991,227	100.0%	47,831,300	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the six months ended June 30, 2019, we issued 162,697 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $2.32 per unit during the six months ended June 30, 2019, payable in correlation with declared dividends on shares of our common stock.

The redemption value of the noncontrolling interests at June 30, 2019, was $1.3 billion based on the closing price of the Company’s common stock of $115.17 per share on the last trading day prior to that date.

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

As of June 30, 2019, 2,671,272 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013. As of June 30, 2019, all stock option awards are fully vested. The following table sets forth stock option activity under the 2010 Plan for the six months ended June 30, 2019:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2018	49,133	$20.06
Granted	—	—
Exercised	(2,468)	15.35
Forfeited	—	—
Expired	—	—
Options outstanding, June 30, 2019	46,665	$20.31

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

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2018	284,879	$85.98
Granted	157,446	100.79
Forfeited	(15,522)	92.22
Vested	(119,002)	79.03
Unvested balance, June 30, 2019	307,801	$95.93

As of June 30, 2019, total unearned compensation on restricted stock awards and RSUs was approximately $25.4 million, and the weighted-average vesting period was 2.7 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2018	50,823	173,944	112,385	$96.58
Granted	10,926	76,480	43,703	114.55
Performance adjustment (1)	18,063	(29,819)	(5,878)	—
Forfeited	(1,538)	(5,604)	(3,571)	103.26
Vested	(43,650)	(43,650)	(43,650)	84.78
Unvested balance, June 30, 2019	34,624	171,351	102,989	$107.84
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of June 30, 2019, total unearned compensation on PSAs was approximately $7.5 million, and the weighted-average vesting period was 2.3 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the six months ended June 30, 2019, and 2018:

	Six Months Ended June 30,
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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shares	$19,535	$19,389	$39,196	$39,691
Weighted-average common shares outstanding - basic	36,463,421	34,049,391	36,405,921	33,992,792
Effect of potentially dilutive common shares:
Stock options	38,741	48,720	38,886	51,267
Unvested awards	116,371	122,210	135,740	139,349
Weighted-average common shares outstanding - diluted	36,618,533	34,220,321	36,580,547	34,183,408
Net income per share attributable to common shares
Basic	$0.54	$0.57	$1.08	$1.17
Diluted	$0.53	$0.57	$1.07	$1.16

In the calculations above, we have excluded weighted-average potentially dilutive securities of 228 and 908 for the three months ended June 30, 2019, and 2018, respectively, 26,749 and 105,829 for the six months ended June 30, 2019, and 2018, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of June 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.3 billion and $1.1 billion as of June 30, 2019, and December 31, 2018, respectively, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility and the senior unsecured term loans are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At June 30, 2019, we had open commitments related to construction contracts of approximately $166.4 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At June 30, 2019, we had open commitments related to these contracts of approximately $75.5 million, of which $7.3 million is scheduled to be met during the remainder of the year ending December 31, 2019.

On April 27, 2018, we filed suit against DGEB Management, LLC and its affiliates, the landlord of our DE1 facility (the “Landlord”), in the District Court, City and County of Denver, State of Colorado (the “District Court”), for certain claims relating to the building where our DE1 facility is located. The parties have claims and counterclaims related to three primary areas: (1) a construction project within the DE1 building to house electrical transformers used to supply power, (2) our usage of images of the DE1 building on our website, and (3) the protocol for cross-connections within the DE1 building. The Landlord is demanding approximately $21 million in damages, which includes approximately $2.8 million related to the construction project, and further seeking to hold us in default under the lease, which could result in termination of our leasehold tenancy. We have a partial motion for summary judgment pending in the District Court related to certain of our claims and the Landlord’s counterclaims. The case is set for a jury trial beginning in August 2019. We intend to vigorously pursue the claims made by us against the Landlord, and defend the counterclaims against us. While it is not possible to predict or determine the outcome of this legal proceeding, as of June 30, 2019, we estimate a total liability in the range of $1.1 million to $2.8 million for settlement of this matter, and we believe that any reasonably possible losses in excess of the amounts already accrued for this matter are immaterial to our condensed consolidated financial statements.

In the ordinary course of business, we are subject to claims and administrative proceedings. Except as described above, we are not presently party to any proceeding, which we believe to be material or which we would expect to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations. The outcome of litigation and administrative proceedings is inherently uncertain. Therefore, if one or more legal or administrative matters are resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition, cash flows or results of operations for that reporting period could be materially adversely affected.

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

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the amount of supply of or demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry, including indirect competition from cloud service providers, and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to develop and lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our ability to service existing debt; (x) our failure to qualify or maintain our status as a REIT; (xi) financial market fluctuations; (xii) changes in real estate and zoning laws and increases in real estate taxes; (xiii) delays or disruptions in third-party network connectivity; (xiv) service failures or price increases by third party power suppliers; (xv) inability to renew net leases on the data center properties we lease; and (xvi) other factors affecting the real estate or technology industries generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by applicable law. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Our Portfolio

As of June 30, 2019, our property portfolio included 22 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million net rentable square feet (“NRSF”), of which over 2.4 million NRSF is existing data center space. The approximately 1.8 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows.

The following table provides an overview of our property portfolio as of June 30, 2019:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,600	88,251	77.9%	—	—%	88,251	77.9%	—	88,251
SV2	7,549	76,676	88.0	—	—	76,676	88.0	—	76,676
Santa Clara campus(6) (SV3-SV9)	74,588	615,500	95.3	—	—	615,500	95.3	361,737	977,237
San Francisco Bay Total	88,737	780,427	92.6	—	—	780,427	92.6	361,737	1,142,164
Los Angeles
One Wilshire campus
LA1*	30,843	145,776	97.1	17,238	—	163,014	86.8	10,352	173,366
LA2	53,555	384,965	92.5	39,925	23.6	424,890	86.1	—	424,890
LA3	—	—	—	—	—	—	—	160,000	160,000
LA4*	1,302	21,850	82.7	—	—	21,850	82.7	—	21,850
Los Angeles Total	85,700	552,591	93.4	57,163	16.5	609,754	86.1	170,352	780,106
Northern Virginia
VA1	25,621	198,632	80.9	3,087	—	201,719	79.7	—	201,719
VA2	22,359	188,446	99.4	—	—	188,446	99.4	—	188,446
VA3	2,077	52,758	100.0	77,646	4.7	130,404	43.3	—	130,404
DC1*	3,231	22,137	75.0	—	—	22,137	75.0	—	22,137
DC2*	24	—	—	24,563	0.7	24,563	0.7	—	24,563
Reston Campus Expansion(7)	—	—	—	—	—	—	—	809,742	809,742
Northern Virginia Total	53,312	461,973	90.3	105,296	3.7	567,269	74.2	809,742	1,377,011
New York
NY1*	6,117	48,404	90.9	—	—	48,404	90.9	—	48,404
NY2	15,608	101,742	90.8	18,121	14.1	119,863	79.2	116,388	236,251
New York Total	21,725	150,146	90.8	18,121	14.1	168,267	82.5	116,388	284,655
Boston
BO1	19,262	108,995	95.6	13,735	62.7	122,730	91.9	130,946	253,676
Chicago
CH1	16,515	178,407	83.6	—	—	178,407	83.6	—	178,407
CH2	—	—	—	—	—	—	—	169,000	169,000
Chicago Total	16,515	178,407	83.6	—	—	178,407	83.6	169,000	347,407
Denver
DE1*	4,029	9,813	91.4	19,971	32.9	29,784	52.2	—	29,784
DE2*	471	5,140	92.7	—	—	5,140	92.7	—	5,140
Denver Total	4,500	14,953	91.8	19,971	32.9	34,924	58.2	—	34,924
Miami
MI1	1,551	30,176	63.2	—	—	30,176	63.2	13,154	43,330
Total Data Center Facilities	$291,303	2,277,668	91.3%	214,286	14.5%	2,491,954	84.7%	1,771,319	4,263,273

Office and Light-Industrial(8)	8,390	364,941	78.2	—	—	364,941	78.2	—	364,941
Reston Office and Light-Industrial(7)	1,848	126,700	100.0	—	—	126,700	100.0	(126,700)	—

Total Portfolio	$301,541	2,769,309	89.9%	214,286	14.5%	2,983,595	84.5%	1,644,619	4,628,214
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 32).
(2)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.
(3)	Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(4)	Represents the monthly contractual rent under existing commenced customer leases as of June 30, 2019, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $308.1 million as of June 30, 2019, which includes $6.6 million in operating expense reimbursements under modified gross and triple-net leases.

(5)	Includes customer leases that have commenced and are occupied as of June 30, 2019. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of June 30, 2019. The percent occupied for stabilized data center space would have been 92.0%, rather than 91.3%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 85.6%, rather than 84.5%, if all leases signed in current and prior periods had commenced.
(6)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We expect to develop a turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing office tenants vacate upon expiration of their leases and upon the receipt of necessary entitlements. Included within the Santa Clara campus development NRSF is 200,000 NRSF that is being held for development related to SV9.
(7)	Included within our Reston Campus Expansion held for development space is 126,700 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2017, excluding space for which development was completed and became available to be leased after December 31, 2017. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the June 30, 2019, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2018, and 2017, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$12,390	88,251	77.9%	231,919	82.0%	320,170	80.9%
SV2	7,549	76,676	88.0	—	—	76,676	88.0
Santa Clara campus (SV3 - SV9)	74,617	615,500	95.3	1,176	90.4	616,676	95.3
San Francisco Bay Total	94,556	780,427	92.6	233,095	82.1	1,013,522	90.2
Los Angeles
One Wilshire campus
LA1*	30,650	139,053	97.5	4,373	71.6	143,426	96.7
LA2	40,268	309,437	90.7	7,417	80.1	316,854	90.5
Los Angeles Total	70,918	448,490	92.8	11,790	77.0	460,280	92.4
Northern Virginia
VA1	26,855	201,719	79.7	61,050	86.8	262,769	81.3
VA2	22,402	188,446	99.4	4,308	26.5	192,754	97.8
VA3	856	52,758	100.0	—	—	52,758	100.0
DC1*	3,231	22,137	75.0	—	—	22,137	75.0
Reston Campus Expansion	1,848	—	—	126,700	100.0	126,700	100.0
Northern Virginia Total	55,192	465,060	89.7	192,058	94.1	657,118	91.0
New York
NY1*	6,131	48,404	90.9	209	100.0	48,613	90.9
NY2	15,946	101,742	90.8	20,735	51.8	122,477	84.2
New York Total	22,077	150,146	90.8	20,944	52.3	171,090	86.1
Boston
BO1	19,483	122,730	91.9	19,495	85.2	142,225	91.0
Chicago
CH1	16,453	178,407	83.4	4,946	31.3	183,353	82.0
Denver
DE1*	2,895	14,154	85.7	—	—	14,154	85.7
DE2*	471	5,140	92.7	—	—	5,140	92.7
Denver Total	3,365	19,294	87.6	—	—	19,294	87.6
Miami
MI1	1,578	30,176	63.2	1,934	74.7	32,110	63.9
Total Facilities at June 30, 2019(3)	$283,623	2,194,730	90.7%	484,262	85.0%	2,678,992	89.7%

Total Facilities at December 31, 2018	$284,402		92.1%		83.3%		90.5%

Total Facilities at December 31, 2017	$269,817		90.7%		85.4%		89.8%
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.
(2)	Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF.
(3)	The percent occupied for data center space, office and light-industrial space, and total space would have been 91.8%, 85.5% and 90.6%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent decreased to $283.6 million at June 30, 2019, compared to $284.4 million at December 31, 2018. The decrease is primarily due to the move-out of a customer at our SV3 property during the three months ended June 30, 2019, partially offset by the commencement of new and expansion leases.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of June 30, 2019:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
Santa Clara campus
SV8(3)	161,737	—	161,737
SV9(4)	—	200,000	200,000
San Francisco Bay Total	161,737	200,000	361,737
One Wilshire campus
LA1	—	10,352	10,352
LA3(3)	51,000	109,000	160,000
Los Angeles Total	51,000	119,352	170,352
Northern Virginia
Reston Campus Expansion	—	809,742	809,742
New York
NY2	34,589	81,799	116,388
Boston
BO1	19,961	110,985	130,946
Chicago
CH2(3)	56,000	113,000	169,000
Miami
MI1	—	13,154	13,154
Total Facilities(5)	323,287	1,448,032	1,771,319
(1)	Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(2)	Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.
(3)	The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.
(4)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9. We began pre-construction, including environmental permitting and other processes, and will commence development as the existing office tenants vacate upon expiration of their leases and upon receipt of the necessary entitlements.
(5)	In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the six months ended June 30, 2019 (in thousands):

Six Months Ended
June 30, 2019
Data center expansion	$208,616
Non-recurring investments	2,622
Tenant improvements	2,093
Recurring capital expenditures	1,571
Total capital expenditures	$214,902

During the six months ended June 30, 2019, we incurred approximately $214.9 million of capital expenditures, of which approximately $208.6 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the six months ended June 30, 2019, we completed development of one computer room at LA1, three computer rooms at LA2, and an infrastructure building, a data center core and shell building, and therein one computer room at VA3. As of June 30, 2019, we have ongoing development projects at BO1, CH2, LA3, NY2, and SV8 scheduled to complete at various times during the years ending December 31, 2019, and 2020. The following table sets forth capital expenditures spent on data center expansion NRSF placed into service during the six months ended June 30, 2019, and under construction as of June 30, 2019 (in thousands, except NRSF amounts):

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
SV8	$73,364	—	161,737
VA3	49,433	51,233	—
SV9(2)	26,594	—	—
CH2	28,505	—	56,000
LA1	10,633	17,238	—
LA2	10,084	28,191	—
LA3	2,899	—	51,000
BO1	2,404	—	19,961
NY2	1,305	—	34,589
Other	3,395	—	—
Total	$208,616	96,662	323,287
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.
(2)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9. We began pre-construction, including environmental permitting and other processes, and will commence development as the existing office tenants vacate upon expiration of their leases and upon receipt of the necessary entitlements. We have included SV9 within our held for development NRSF.

During the six months ended June 30, 2019, we incurred approximately $2.6 million in non-recurring investments, of which $1.3 million is a result of internal information technology software development and the remaining $1.3 million is a result of other non-recurring investments, such as remodel or upgrade projects.

During the six months ended June 30, 2019, we incurred approximately $2.1 million in tenant improvements, which relates to tenant-specific power installations at various properties.

During the six months ended June 30, 2019, we incurred approximately $1.6 million of recurring capital expenditures within our portfolio, which includes required equipment upgrades at our various facilities that have a future economic benefit and is offset by a $1.7 million energy efficiency rebate received from the power utility related to the replacement of our chiller plant at LA2.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 665 and 1,035 data center leases representing approximately 11.8% and 16.0% of the NRSF in our operating data center portfolio which are scheduled to expire during the remainder of 2019 and the year ending December 31, 2020, respectively. These leases represent current annualized rent of $57.4 million and $79.0 million with annualized rental rates of $163 per NRSF and $169 per NRSF expiring during the remainder of 2019 and the year ending December 31, 2020, respectively.

Our aggregate NRSF available to lease in Chicago, Los Angeles, the New York area, and the San Francisco Bay area, which historically have comprised four of our top five markets as measured by annualized rent, is currently lower than our historical NRSF available to lease in these markets as a percentage of total portfolio NRSF. We expect the 303,000 NRSF of data center projects currently under construction to increase our aggregate NRSF available to lease in these markets during 2019 and 2020. The lower NRSF available to lease in these markets may compress our revenue and earnings growth rates until such time as the additional NRSF under construction becomes available to lease and is leased up sufficiently to generate positive net operating income and cash flow from such properties.

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

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of June 30, 2019, we had approximately 705,000 NRSF of unoccupied or under construction data center space of which approximately 135,000 NRSF is leased with a future commencement date.

The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 30.2% of our total operating NRSF and 37.3% of our total annualized rent as of June 30, 2019. During the six months ended June 30, 2019, we entered into new and expansion leases totaling approximately 175,000 NRSF. The following table summarizes our leasing activity during the six months ended June 30, 2019:

			GAAP		Total
		Number of	Annualized		Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)		NRSF(3)	Rates(4)		Growth(5)
New / expansion leases commenced	June 30, 2019	140	$10,248	(6)	65,193	$176	(6)
	March 31, 2019	119	5,826		24,040	242
	Total	259	$16,074	(6)	89,233	$194

New / expansion leases signed	June 30, 2019	135	$27,291		142,824	$191
	March 31, 2019	121	6,622		31,975	207
	Total	256	$33,913		174,799	$201

Renewal leases signed	June 30, 2019	328	$24,102		121,809	$198		7.4%
	March 31, 2019	264	11,873		68,605	173		5.9
	Total	592	$35,975		190,414	$189		6.9%
(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.

(6)	During the second quarter of 2019, a customer’s lease for a reserved expansion space commenced. The contractual reservation payment was included in a prior quarter’s GAAP annualized rent. As such, it is excluded from the second quarter GAAP annualized rent; however, the rent per lease NRSF includes the reservation payment.

Results of Operations

Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2019, and 2018. A summary of our operating results for the three months ended June 30, 2019, and 2018, is as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Operating revenue	$142,906	$136,447	$6,459	4.7%
Operating expense	106,850	100,344	6,506	6.5
Operating income	36,056	36,103	(47)	(0.1)
Interest expense	10,311	8,907	1,404	15.8
Net income	25,743	27,279	(1,536)	(5.6)

Operating Revenue

Operating revenue during the three months ended June 30, 2019, and 2018, was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$121,083	$116,147	$4,936	4.2%
Interconnection revenue	18,776	17,422	1,354	7.8
Total data center revenue	139,859	133,569	6,290	4.7
Office, light-industrial and other revenue	3,047	2,878	169	5.9
Total operating revenues	$142,906	$136,447	$6,459	4.7%

The increase in operating revenues was primarily due to a $4.9 million, or 4.2%, increase in data center rental, power, and related revenue during the three months ended June 30, 2019, compared to the 2018 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at our SV7 and LA2 properties, where we have placed into service large contiguous data center NRSF within the last two years, increased $1.6 million and $2.3 million, respectively, compared to the three months ended June 30, 2018. These increases are primarily due to the commencement of large scale leases throughout the twelve months ended June 30, 2019, and 2018, which experience variable revenue growth as customers deploy their IT equipment and increase their power consumption. The remaining increase in data center rental, power, and related revenue during the three months ended June 30, 2019, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by the move-out of a customer at our SV3 property and other existing customer leases at lower average rental rates.

In addition, interconnection revenue increased $1.4 million, or 7.8%, during the three months ended June 30, 2019, compared to the 2018 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the twelve months ended June 30, 2019, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the three months ended June 30, 2019, and 2018, were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Property operating and maintenance	$38,067	$37,861	$206	0.5%
Real estate taxes and insurance	5,988	4,693	1,295	27.6
Depreciation and amortization	36,996	35,558	1,438	4.0
Sales and marketing	5,784	5,369	415	7.7
General and administrative	12,282	10,297	1,985	19.3
Rent	7,733	6,547	1,186	18.1
Transaction costs	—	19	(19)	(100.0)
Total operating expenses	$106,850	$100,344	$6,506	6.5%

Real estate taxes and insurance increased $1.3 million, or 27.6%, during the three months ended June 30, 2019, compared to the 2018 period, primarily as a result of increased real estate tax assessments across our markets. In addition, upon completion of projects under development, we cease capitalization of project costs, and we incur additional real estate taxes and insurance expense.

Depreciation and amortization expense increased $1.4 million, or 4.0%, during the three months ended June 30, 2019, compared to the 2018 period, primarily as a result of an increase in depreciation expense from approximately 121,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $104.7 million.

General and administrative expense increased $2.0 million, or 19.3%, during the three months ended June 30, 2019, compared to the 2018 period, primarily as a result of increased litigation expenses.

Rent expense increased by $1.2 million, or 18.1%, during the three months ended June 30, 2019, compared to the 2018 period, primarily due to increased straight-line rent expense of $0.7 million as a result of the extension of the lease term related to our LA1 facility, which occurred at the end of the three months ended June 30, 2018. Also, as a result of placing DC2, a leasehold data center property, into service during the three months ended December 31, 2018, we incurred an additional $0.2 million of rent expenses during the three months ended June 30, 2019, compared to the 2018 period.

Interest Expense

Interest expense for the three months ended June 30, 2019, and 2018, was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Interest expense and fees	$13,056	$9,439	$3,617	38.3%
Amortization of deferred financing costs and hedge amortization	856	553	303	54.8
Capitalized interest	(3,601)	(1,085)	(2,516)	231.9
Total interest expense	$10,311	$8,907	$1,404	15.8%
Percent capitalized	25.9%	10.9%

Interest expense increased $1.4 million, or 15.8%, during the three months ended June 30, 2019, compared to the 2018 period, primarily as a result of the increase in overall debt outstanding and increased interest rates. The weighted average principal debt outstanding was $1.3 billion and $1.0 billion during the three months ended June 30, 2019, and 2018, respectively. Our daily weighted average interest rate increased from 3.55% during the three months ended June 30, 2018, to 3.93% during the three months ended June 30, 2019, primarily due to an increase in the London Interbank Offered Rate (“LIBOR”) for the period. These increases were offset by additional capitalized interest of $2.5 million during the three months ended June 30, 2019, compared to the 2018 period, related to an increase in overall construction activities.

Six Months Ended June 30, 2019, Compared to the Six Months Ended June 30, 2018

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2019, and 2018. A summary of our operating results for the six months ended June 30, 2019, and 2018, is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Operating revenue	$281,801	$266,066	$15,735	5.9%
Operating expense	210,312	193,626	16,686	8.6
Operating income	71,489	72,440	(951)	(1.3)
Interest expense	19,809	16,645	3,164	19.0
Net income	51,648	55,845	(4,197)	(7.5)

Operating Revenue

Operating revenue during the six months ended June 30, 2019, and 2018, was as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$238,936	$226,155	$12,781	5.7%
Interconnection revenue	37,192	33,982	3,210	9.4
Total data center revenue	276,128	260,137	15,991	6.1
Office, light-industrial and other revenue	5,673	5,929	(256)	(4.3)
Total operating revenues	$281,801	$266,066	$15,735	5.9%

A majority of the increase in operating revenues was due to a $12.8 million, or 5.7%, increase to data center rental, power, and related revenue during the six months ended June 30, 2019, compared to the 2018 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at our SV7 and LA2 properties, where we have placed into service large contiguous data center NRSF within the last two years, has increased $4.0 million and $4.5 million, respectively, compared to the six months ended June 30, 2018. These increases are primarily due to the commencement of large scale leases throughout the twelve months ended June 30, 2019, and 2018, which experience variable revenue growth as customers deploy their IT equipment and increase their power consumption. The remaining increase in data center rental, power, and related revenue during the six months ended June 30, 2019, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by the move-out of a customer at our SV3 property and other existing customer leases at lower average rental rates.

In addition, interconnection revenue increase $3.2 million, or 9.4%, during the six months ended June 30, 2019, compared to the 2018 period. The increase is primarily due to the net increase in volume of cross connects from new and existing customers during the twelve months ended June 30, 2019, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the six months ended June 30, 2019, and 2018, were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Property operating and maintenance	$76,177	$71,709	$4,468	6.2%
Real estate taxes and insurance	12,184	9,630	2,554	26.5
Depreciation and amortization	72,642	69,334	3,308	4.8
Sales and marketing	11,436	10,449	987	9.4
General and administrative	22,452	19,482	2,970	15.2
Rent	15,421	12,947	2,474	19.1
Transaction costs	—	75	(75)	(100.0)
Total operating expenses	$210,312	$193,626	$16,686	8.6%

Property operating and maintenance expense increased $4.5 million, or 6.2%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended June 30, 2019, partially offset by improvements in energy efficiency. In addition, maintenance expense increased due to 121,000 NRSF of data center space being placed into service during the twelve months ended June 30, 2019, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF. Pre-stabilized projects produce lower investment returns than stabilized properties due to operating and financing expenses being less dependent on occupancy levels than revenues. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service.

Real estate taxes and insurance increased $2.6 million, or 26.5%, during the six months ended June 30, 2019, compared to the 2018 period, primarily as a result of increased real estate tax assessments across our markets. In addition, upon completion of projects under development, we cease capitalization of project costs, and we incur additional real estate taxes and insurance expense.

Depreciation and amortization expense increased $3.3 million, or 4.8%, during the six months ended June 30, 2019, compared to the 2018 period, primarily as a result of an increase in depreciation expense from approximately 121,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $104.7 million.

Sales and marketing expense increased $1.0 million, or 9.4%, during the six months ended June 30, 2019, compared to the 2018 period, primarily due to an increase in headcount and additional marketing expenses.

General and administrative expense increased $3.0 million, or 15.2%, during the six months ended June 30, 2019, compared to the 2018 period, as a result of increased software license fees, payroll and benefits expenses, and litigation expenses.

Rent expense increased by $2.5 million, or 19.1%, during the six months ended June 30, 2019, compared to the 2018 period, due to increased straight-line rent expense of $1.3 million as a result of the extension of the lease term related to our LA1 facility, which occurred during the six months ended June 30, 2018. As a result of placing DC2, a leasehold data center property, into service during the six months ended December 31, 2018, we incurred an additional $0.4 million of rent expenses during the six months ended June 30, 2019, compared to the 2018 period.

Interest

Interest expense for the six months ended June 30, 2019, and 2018, was as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Interest expense and fees	$24,572	$17,714	$6,858	38.7%
Amortization of deferred financing costs and hedge amortization	1,467	1,119	348	31.1
Capitalized interest	(6,230)	(2,188)	(4,042)	184.7
Total interest expense	$19,809	$16,645	$3,164	19.0%
Percent capitalized	23.9%	11.6%

Interest expense increased $3.2 million, or 19.0%, during the six months ended June 30, 2019, compared to the 2018 period, primarily as a result of the increase in overall debt outstanding, new construction placed in service, and increased interest rates. The weighted average principal debt outstanding was $1.2 billion and $1.0 billion as of June 30, 2019, and 2018, respectively. Our daily weighted average interest rate increased from 3.47% during the six months ended June 30, 2018, to 3.91% during the six months ended June 30, 2019, primarily due to increased LIBOR for the period.

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2019, Compared to the Six Months Ended June 30, 2018

Operating Activities

Net cash provided by operating activities was $115.4 million for the six months ended June 30, 2019, compared to $124.4 million for the six months ended June 30, 2018. The decrease of $9.0 million, or 7%, was primarily due to a decrease in customer cash collections, which increased accounts receivable, of $15.7 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. In addition, other liabilities decreased by $8.1 million, primarily due to the settlement of an interest rate swap. The decrease was offset by organic growth of our customer revenue base through favorable renewals, expansions into new and existing space, and as our customers increased their power consumption within their deployments and a $7.3 million increase in accounts payable as a result of timing of vendor payments.

Investing Activities

Net cash used in investing activities increased by $66.5 million, or 55%, to $186.9 million for the six months ended June 30, 2019, compared to $120.4 million for the six months ended June 30, 2018. This increase was due primarily to higher construction spend on our BO1, CH2, LA3, NY2, and SV8 properties and the acquisition of SV9 during the six months ended June 30, 2019, compared to construction spending on active development projects during the six months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities was $71.8 million during the six months ended June 30, 2019, compared to net cash used in financing activities of $6.3 million during the six months ended June 30, 2018.

During the six months ended June 30, 2019, we received cash proceeds from the 2026 Notes and the 2029 Notes, as defined below, for an aggregate of $325.0 million and we made net cash payments on the revolving credit facility of $144.3 million,

During the six months ended June 30, 2018, we received cash proceeds from the 2023 Term Loan of $150.0 million and we made net cash payments on the revolving credit facility of $57.5 million.

We paid $106.7 million in dividends and distributions on our common stock and Operating Partnership units during the six months ended June 30, 2019, compared to $94.2 million during the six months ended June 30, 2018, as a result of an increase in our quarterly dividend from $1.96 per share or unit paid during the six months ended June 30, 2018, to $2.20 per share or unit paid during the six months ended June 30, 2019.

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

As of June 30, 2019, we had $2.8 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $375 million to $450 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes a portion of the remaining estimated capital required to fund our current expansion projects under construction as of June 30, 2019, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects/Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
TKD expansion(1)
BO1	Boston	Q4 2019	19,961	$1,176	$9,000	—%	1.5
NY2	New York	1H 2020	34,589	457	46,000	—	4.0
Total TKD expansion			54,550	$1,633	$55,000	—%	5.5

New development(2)
Ground-up construction
CH2 Phase 1	Chicago	1H 2020	56,000	$38,562	$120,000	—%	6.0
LA3 Phase 1	Los Angeles	2H 2020	51,000	32,233	134,000	—	6.0
SV8 Phase 1	Silicon Valley	Q3 2019	53,953	112,418	133,000	100.0	6.0
SV8 Phase 2	Silicon Valley	Q4 2019	53,728	5,861	44,000	100.0	6.0
SV8 Phase 3	Silicon Valley	1H 2020	54,056	—	42,000	—	6.0
Total new development			268,737	$189,074	$473,000	40.1%	30.0

Total development			323,287	$190,707	$528,000	33.3%	35.5
(1)	Turn-Key Data Center (“TKD”) estimated development costs include two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project. Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers.
(2)	Includes a portion of the cost of infrastructure to support later phases of the development.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash on hand, cash provided by operations and by incurring additional indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors.

On April 17, 2019, our Operating Partnership entered into a note purchase agreement (the “2026 Note Purchase Agreement”) pursuant to which the Operating Partnership agreed to issue and sell an aggregate principal amount of $200 million of the Operating Partnership’s 4.11% Series A Senior Notes (the “2026 Notes”) due April 17, 2026, and $200 million of its 4.31% Series B Senior Notes (the “2029 Notes” and, together with the 2026 Notes, the “Notes”) due April 17, 2029. An aggregate principal amount of $200 million of the 2026 Notes and $125 million of the 2029 Notes were issued on April 17, 2019. The Operating Partnership issued the remaining $75 million aggregate principal amount of the 2029 Notes on July 17, 2019. The Operating Partnership used the proceeds from the Notes to pay down all outstanding amounts on our senior unsecured credit facility. Refer to Item 1. Financial Statements — Note 7 — Debt for additional information.

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

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, the ground up construction of new data center buildings, Deferred Expansion Capital, additional phases of our current projects under construction, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

Indebtedness

A summary of outstanding indebtedness as of June 30, 2019, and December 31, 2018, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2019	2018
Revolving credit facility	3.85% and 3.95% at June 30, 2019, and December 31, 2018, respectively	April 19, 2022	$67,250	$211,500
2020 Senior unsecured term loan	3.31% and 3.37% at June 30, 2019, and December 31, 2018, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.80% and 3.90% at June 30, 2019, and December 31, 2018, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.80% and 3.65% at June 30, 2019, and December 31, 2018, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan	3.96% and 4.01% at June 30, 2019, and December 31, 2018, respectively	April 19, 2023	150,000	150,000
2023 Senior unsecured notes	4.19% at June 30, 2019, and December 31, 2018, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2019, and December 31, 2018, respectively	April 20, 2024	175,000	175,000
2026 Senior unsecured notes	4.52% at June 30, 2019	April 17, 2026	200,000	—
2029 Senior unsecured notes	4.31% at June 30, 2019	April 17, 2029	125,000	—
Total principal outstanding		`	1,317,250	1,136,500
Unamortized deferred financing costs			(7,136)	(5,677)
Total debt			$1,310,114	$1,130,823

As of June 30, 2019, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of June 30, 2019, and December 31, 2018, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$25,743	$27,279	$51,648	$55,845
Real estate depreciation and amortization	35,573	34,245	69,760	66,677
FFO attributable to common shares and units	$61,316	$61,524	$121,408	$122,522
FFO per common share and OP unit - diluted	$1.27	$1.28	$2.52	$2.55

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

We have made distributions every quarter since the completion of our initial public offering. During the six months ended June 30, 2019, we declared quarterly dividends totaling $2.32 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2019, we had $667.3 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of June 30, 2019, we have two interest rate swap agreements in place to fix the interest rate on $150 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $517.3 million of variable rate debt outstanding as of June 30, 2019. See additional discuss in Item 1. Financial Statements – Note 8 – Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $517.3 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $5.2 million per year.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 27, 2018, we filed suit against DGEB Management, LLC and its affiliates, the landlord of our DE1 facility (the “Landlord”), in the District Court, City and County of Denver, State of Colorado (the “District Court”), for certain claims relating to the building where our DE1 facility is located. The parties have claims and counterclaims related to three primary areas: (1) a construction project within the DE1 building to house electrical transformers used to supply power, (2) our usage of images of the DE1 building on our website, and (3) the protocol for cross-connections within the DE1 building. The Landlord is demanding approximately $21 million in damages, which includes approximately $2.8 million related to the construction project, and further seeking to hold us in default under the lease, which could result in termination of our leasehold tenancy. We have a partial motion for summary judgment pending in the District Court related to certain of our claims and the Landlord’s counterclaims. The case is set for a jury trial beginning in August 2019. We intend to vigorously pursue the claims made by us against the Landlord, and defend the counterclaims against us.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(2)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Note Purchase Agreement, dated April 17, 2019, by and among CoreSite Realty Corporation, CoreSite L.P. and the purchasers listed on the Purchaser Schedule thereto. (4)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 17, 2019.

† Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: July 26, 2019	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)