Form 10-Q
period 2019-09-30
CoreSite Realty Corp
filed 2019-11-01
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock outstanding at October 30, 2019, was 37,687,013.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2019

six
PAGE
NO.

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018 (unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019, and 2018 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019, and 2018 (unaudited)	5

Condensed Consolidated Statements of Equity for the three months ended March 31, June 30, and September 30, 2019, and 2018 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019, and 2018 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43

ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION	44

ITEM 1. Legal Proceedings	44

ITEM 1A. Risk Factors	44

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 3. Defaults Upon Senior Securities	44

ITEM 4. Mine Safety Disclosures	44

ITEM 5. Other Information	44

ITEM 6. Exhibits	45

Signatures	46
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Investments in real estate:
Land	$90,300	$86,955
Buildings and improvements	1,896,820	1,730,329
	1,987,120	1,817,284
Less: Accumulated depreciation and amortization	(686,026)	(590,784)
Net investment in operating properties	1,301,094	1,226,500
Construction in progress	389,174	265,921
Net investments in real estate	1,690,268	1,492,421
Operating lease right-of-use assets, net	177,535	190,304
Cash and cash equivalents	4,703	2,599
Accounts and other receivables, net of allowance for doubtful accounts of $214 and $417 as of September 30, 2019, and December 31, 2018, respectively	26,330	18,464
Lease intangibles, net of accumulated amortization of $4,938 and $7,756 as of September 30, 2019, and December 31, 2018, respectively	4,328	6,943
Goodwill	40,646	40,646
Other assets, net	102,932	102,290
Total assets	$2,046,742	$1,853,667

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $6,709 and $5,677 as of September 30, 2019, and December 31, 2018, respectively	$1,380,541	$1,130,823
Operating lease liabilities	191,725	202,699
Accounts payable and accrued expenses	132,739	89,315
Accrued dividends and distributions	61,783	55,679
Acquired below-market lease contracts, net of accumulated amortization of $1,460 and $3,840 as of September 30, 2019, and December 31, 2018, respectively	2,562	2,846
Unearned revenue, prepaid rent and other liabilities	34,066	37,672
Total liabilities	1,803,416	1,519,034
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 37,688,382 and 36,708,691 shares issued and outstanding at September 30, 2019, and December 31, 2018, respectively	373	363
Additional paid-in capital	508,209	491,314
Accumulated other comprehensive loss	(6,666)	(2,193)
Distributions in excess of net income	(321,720)	(246,929)
Total stockholders' equity	180,196	242,555
Noncontrolling interests	63,130	92,078
Total equity	243,326	334,633
Total liabilities and equity	$2,046,742	$1,853,667

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$122,598	$118,590	$361,534	$344,745
Interconnection revenue	19,082	17,701	56,274	51,683
Office, light-industrial and other revenue	3,211	2,889	8,884	8,818
Total operating revenues	144,891	139,180	426,692	405,246
Operating expenses:
Property operating and maintenance	41,251	41,161	117,428	112,870
Real estate taxes and insurance	4,973	4,699	17,157	14,329
Depreciation and amortization	40,546	36,264	113,188	105,598
Sales and marketing	5,476	5,180	16,912	15,629
General and administrative	10,671	10,074	33,123	29,556
Rent	8,331	7,329	23,752	20,276
Transaction costs	—	—	—	75
Total operating expenses	111,248	104,707	321,560	298,333
Operating income	33,643	34,473	105,132	106,913
Interest expense	(10,986)	(9,433)	(30,795)	(26,078)
Income before income taxes	22,657	25,040	74,337	80,835
Income tax (expense) benefit	(13)	(20)	(45)	30
Net income	$22,644	$25,020	$74,292	$80,865
Net income attributable to noncontrolling interests	5,194	6,420	17,646	22,574
Net income attributable to common shares	$17,450	$18,600	$56,646	$58,291
Net income per share attributable to common shares:
Basic	$0.47	$0.52	$1.55	$1.69
Diluted	$0.47	$0.52	$1.54	$1.68
Weighted average common shares outstanding
Basic	36,950,950	35,512,091	36,589,593	34,504,790
Diluted	37,132,155	35,721,478	36,763,241	34,693,835

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$22,644	$25,020	$74,292	$80,865
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(463)	523	(5,608)	1,356
Reclassification of other comprehensive income (loss) to interest expense	137	(69)	(44)	(145)
Comprehensive income	22,318	25,474	68,640	82,076
Comprehensive income attributable to noncontrolling interests	5,125	6,534	16,293	22,907
Comprehensive income attributable to common shares	$17,193	$18,940	$52,347	$59,169

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2019	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633
Issuance of stock awards, net of forfeitures	192,009	—	—	—	—	—	—	—
Exercise of stock options	1,129	—	17	—	—	17	—	17
Share-based compensation	—	1	3,592	—	—	3,593	—	3,593
Dividends and distributions	—	—	—	—	(40,581)	(40,581)	(12,733)	(53,314)
Net income	—	—	—	—	19,661	19,661	6,244	25,905
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)	(1,124)	(4,664)
Balance at March 31, 2019	36,901,829	$364	$494,923	$(5,733)	$(267,849)	$221,705	$84,465	$306,170
Redemption of noncontrolling interests	2,770	—	20	—	—	20	(20)	—
Issuance of stock awards, net of forfeitures	(15,567)	—	—	—	—	—	—	—
Exercise of stock options	1,339	—	21	—	—	21	—	21
Share-based compensation	—	—	3,864	—	—	3,864	—	3,864
Dividends and distributions	—	—	—	—	(44,895)	(44,895)	(14,118)	(59,013)
Net income	—	—	—	—	19,535	19,535	6,208	25,743
Other comprehensive loss	—	—	—	(502)	—	(502)	(160)	(662)
Balance at June 30, 2019	36,890,371	$364	$498,828	$(6,235)	$(293,209)	$199,748	$76,375	$276,123
Redemption of noncontrolling interests	800,840	8	5,394	(174)	—	5,228	(5,228)	—
Issuance of stock awards, net of forfeitures	(3,983)	—	—	—	—	—	—	—
Exercise of stock options	1,154	—	28	—	—	28	—	28
Share-based compensation	—	1	3,959	—	—	3,960	—	3,960
Dividends and distributions	—	—	—	—	(45,961)	(45,961)	(13,142)	(59,103)
Net income	—	—	—	—	17,450	17,450	5,194	22,644
Other comprehensive loss	—	—	—	(257)	—	(257)	(69)	(326)
Balance at September 30, 2019	37,688,382	$373	$508,209	$(6,666)	$(321,720)	$180,196	$63,130	$243,326

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2018	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	7,056	—	70	—	—	70	(70)	—
Issuance of stock awards, net of forfeitures	201,181	—	—	—	—	—	—	—
Exercise of stock options	5,161	—	100	—	—	100	—	100
Share-based compensation	—	2	2,739	—	—	2,741	—	2,741
Dividends and distributions	—	—	—	—	(33,749)	(33,749)	(13,553)	(47,302)
Net income	—	—	—	—	20,302	20,302	8,264	28,566
Other comprehensive income	—	—	—	410	—	410	167	577
Balance at March 31, 2018	34,454,213	$340	$460,404	$1,163	$(191,013)	$270,894	$132,432	$403,326
Issuance of stock awards, net of forfeitures	(2,205)	—	—	—	—	—	—	—
Exercise of stock options	7,720	—	119	—	—	119	—	119
Share-based compensation	—	—	3,364	—	—	3,364	—	3,364
Dividends and distributions	—	—	—	—	(35,424)	(35,424)	(14,244)	(49,668)
Net income	—	—	—	—	19,389	19,389	7,890	27,279
Other comprehensive income	—	—	—	128	—	128	52	180
Balance at June 30, 2018	34,459,728	$340	$463,887	$1,291	$(207,048)	$258,470	$126,130	$384,600
Redemption of noncontrolling interests	2,250,000	23	20,747	127	—	20,897	(20,897)	—
Issuance of stock awards, net of forfeitures	(11,308)	—	—	—	—	—	—	—
Share-based compensation	—	—	3,214	—	—	3,214	—	3,214
Dividends and distributions	—	—	—	—	(37,736)	(37,736)	(11,927)	(49,663)
Net income	—	—	—	—	18,600	18,600	6,420	25,020
Other comprehensive income	—	—	—	340	—	340	114	454
Balance at September 30, 2018	36,698,420	$363	$487,848	$1,758	$(226,184)	$263,785	$99,840	$363,625

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,292	$80,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,188	105,598
Amortization of above/below market leases	(219)	(494)
Amortization of deferred financing costs and hedge amortization	2,368	1,756
Share-based compensation	10,781	8,864
Bad debt expense	106	(300)
Changes in operating assets and liabilities:
Accounts receivable	(7,971)	5,001
Deferred rent receivable	4,218	(2,930)
Deferred leasing costs	(9,727)	(9,140)
Other assets	(8,395)	(5,342)
Accounts payable and accrued expenses	15,800	6,274
Unearned revenue, prepaid rent and other liabilities	(8,765)	(1,201)
Operating leases	2,035	(215)
Net cash provided by operating activities	187,711	188,736
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(3,167)	(4,191)
Real estate improvements	(239,526)	(160,269)
Business combinations and asset acquisitions	(26,060)	(10,681)
Net cash used in investing activities	(268,753)	(175,141)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	66	219
Proceeds from revolving credit facility	286,250	184,036
Payments on revolving credit facility	(435,500)	(199,036)
Proceeds from unsecured debt	400,000	150,000
Payments of loan fees and costs	(2,344)	(4,986)
Dividends and distributions	(165,326)	(143,769)
Net cash provided by (used in) financing activities	83,146	(13,536)
Net change in cash and cash equivalents	2,104	59
Cash and cash equivalents, beginning of period	2,599	5,247
Cash and cash equivalents, end of period	$4,703	$5,306
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$21,686	$21,209
Cash paid for operating lease liabilities	$18,581	$18,116
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$65,964	$37,816
Accrual of dividends and distributions	$61,783	$51,840
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$1,035	$114,989

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of September 30, 2019, the Company owned a 77.6% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others owned a 22.4% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests — Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the expected results for the year ending December 31, 2019, or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the overall usefulness of disclosures to financial statement users and reduces unnecessary costs in preparing fair value measurement disclosures. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We will adopt the standard effective January 1, 2020. We do not expect the provisions of ASU 2018-13 to have a material impact on our condensed consolidated financial statements.

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued guidance codified in ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The standard will be effective, on either a prospective or retrospective basis, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We will adopt the standard effective January 1, 2020, prospectively.

We do not expect the provisions of ASU 2018-15 to have a material impact on our condensed consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $3.7 million and $1.3 million for the three months ended September 30, 2019, and 2018, respectively. Capitalized interest costs were $10.0 million and $3.5 million for the nine months ended September 30, 2019, and 2018, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $35.1 million and $31.4 million for the three months ended September 30, 2019, and 2018, respectively. Depreciation expense was $100.1 million and $91.3 million for the nine months ended September 30, 2019, and 2018, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or nine months ended September 30, 2019, or 2018.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2019, and December 31, 2018, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or nine months ended September 30, 2019, or 2018.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $4.0 million for both the three months ended September 30, 2019, and 2018. Amortization of initial direct costs was $10.8 million and $11.8 million for the nine months ended September 30, 2019, and 2018, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Internal sales commissions	$15,340	$14,199
Third party commissions	11,066	9,855
Other	485	597
Total	$26,891	$24,651

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and nine months ended September 30, 2019, and 2018, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment of internal-use software was recognized in the condensed consolidated financial statements for the three and nine months ended September 30, 2019, and 2018.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At September 30, 2019, and December 31, 2018, the allowance for doubtful accounts totaled $0.2 million and $0.4 million, respectively, on the condensed consolidated balance sheets.

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate space and are included within operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets. We elected the practical expedient to combine our lease and related nonlease components for our lessee building leases.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At September 30, 2019, and December 31, 2018, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.7 million and $1.6 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2019, and December 31, 2018, the gross deferred income taxes were not material.

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

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at September 30, 2019 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$111,239	$5,757	$122,150
Chicago	5,493	115,265	73,488	194,246
Denver	—	32,075	1,477	33,552
Los Angeles	18,672	368,428	52,062	439,162
Miami	728	14,476	124	15,328
New York	2,729	155,012	38,641	196,382
Northern Virginia	21,856	397,131	97,242	516,229
San Francisco Bay(1)	35,668	703,194	120,383	859,245
Total	$90,300	$1,896,820	$389,174	$2,376,294

(1)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing office tenants vacate upon expiration of their leases and upon the receipt of necessary entitlements.

The following is a summary of the properties owned or leased by market at December 31, 2018 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	$5,154	$107,596	$1,644	$114,394
Chicago	5,493	113,875	14,478	133,846
Denver	—	30,740	476	31,216
Los Angeles	18,672	338,011	51,688	408,371
Miami	728	14,014	69	14,811
New York	2,729	152,956	33,796	189,481
Northern Virginia	22,793	346,209	94,623	463,625
San Francisco Bay	31,386	626,928	69,147	727,461
Total	$86,955	$1,730,329	$265,921	$2,083,205

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Deferred rent receivable	$38,943	$43,162
Initial direct costs	26,891	24,651
Internal-use software	17,033	17,708
Prepaid expenses	9,117	7,090
Corporate furniture, fixtures and equipment	4,829	5,006
Deferred financing costs - revolving credit facility	2,241	2,880
Other	3,878	1,793
Total	$102,932	$102,290

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from less than 1 year to 10 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years and ten years at September 30, 2019, and December 31, 2018, respectively. The weighted-average discount rate was 4.9% at each date.

During the three months ended September 30, 2019, we extended the term of approximately 5,300 NRSF at our existing DE1 space from October 2019 to October 2024. As a result of this extension, we remeasured the lease liability and adjusted the ROU asset by approximately $1.0 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease expense:
Operating lease expense	$6,868	$6,144	$19,662	$16,789
Variable lease expense	1,463	1,185	4,090	3,487
Rent expense	$8,331	$7,329	$23,752	$20,276

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease revenue:
Minimum lease revenue	$103,518	$98,294	$304,813	$291,488
Variable lease revenue	22,291	23,185	65,605	62,075
Total lease revenue	$125,809	$121,479	$370,418	$353,563

7. Debt

A summary of outstanding indebtedness as of September 30, 2019, and December 31, 2018, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2019	2018
Revolving credit facility	3.47% and 3.95% at September 30, 2019, and December 31, 2018, respectively	April 19, 2022	$62,250	$211,500
2020 Senior unsecured term loan(1)	3.12% and 3.37% at September 30, 2019, and December 31, 2018, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.42% and 3.90% at September 30, 2019, and December 31, 2018, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.42% and 3.65% at September 30, 2019, and December 31, 2018, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan(2)	3.77% and 4.01% at September 30, 2019, and December 31, 2018, respectively	April 19, 2023	150,000	150,000
2023 Senior unsecured notes	4.19% at September 30, 2019, and December 31, 2018, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at September 30, 2019, and December 31, 2018, respectively	April 20, 2024	175,000	175,000
2026 Senior unsecured notes(3)	4.52% at September 30, 2019	April 17, 2026	200,000	—
2029 Senior unsecured notes	4.31% at September 30, 2019	April 17, 2029	200,000	—
Total principal outstanding		`	1,387,250	1,136,500
Unamortized deferred financing costs			(6,709)	(5,677)
Total debt			$1,380,541	$1,130,823

(1)	Our Operating Partnership has in place a swap agreement with respect to the 2020 Term Loan (as defined below), effective through May 5, 2020, to swap the variable interest rate associated with $75 million, or 50% of the principal amount, of the 2020 Term Loan to a fixed rate of approximately 2.83% per annum at our current leverage ratio as of September 30, 2019. The interest rate on the remaining $75 million of the 2020 Term Loan is based on the London Interbank Offered Rate (“LIBOR”) plus the applicable spread. The effective interest rate as of September 30, 2019, is 3.12%. See Note 8 – Derivatives and Hedging Activities.
(2)	Our Operating Partnership has in place a swap agreement with respect to the 2023 Term Loan (as defined below), effective through April 5, 2023, to swap the variable interest rate associated with $75 million, or 50% of the principal amount of the 2023 Term Loan, to a fixed rate of approximately 4.12% per annum at our current leverage ratio as of September 30, 2019. The interest rate on the remaining $75 million of the 2023 Term Loan is based on LIBOR plus the applicable spread. The effective interest rate as of September 30, 2019, is 3.77%. See Note 8 – Derivatives and Hedging Activities.
(3)	Our Operating Partnership had in place a $175 million forward-starting seven-year interest rate swap agreement to protect against adverse fluctuations in interest rates in anticipation of the issuance of the 2026 Notes (as defined below). On April 3, 2019, we settled the $175 million swap and after giving effect to cancellation costs incurred in connection with the termination of the swap, the 2026 Notes bear an effective interest rate of 4.52% per annum. See Note 8 – Derivatives and Hedging Activities.

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

Borrowings under the revolving credit facility were amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 145 basis points to 205 basis points, or (ii) a base rate plus 45 basis points to 105 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2019, our Operating Partnership’s leverage ratio was 29.3% and the interest rate was LIBOR plus 145 basis points.

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of September 30, 2019, the borrowing capacity was $450.0 million. As of September 30, 2019, $62.3 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit, and therefore $382.8 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of September 30, 2019, was 29.3%
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of September 30, 2019, was 0.0%
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of September 30, 2019, was 5.9 to 1.0.

The Amended and Restated Credit Agreement ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, 2024 Notes, the 2026 Notes, and the 2029 Notes (each as defined herein) and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2019, we were in compliance with all of the financial covenants under the Amended and Restated Credit Agreement.

2020 Senior Unsecured Term Loan

Pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries are party to a $150 million senior unsecured term loan (the “2020 Term Loan”), which was originally entered into on June 24, 2015. The 2020 Term Loan has a five-year term maturing on June 24, 2020. The 2020 Term Loan ranks pari passu with the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2019, we were in compliance with all of the financial covenants under the 2020 Term Loan.

Borrowings under the 2020 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2019, the Operating Partnership’s leverage ratio was 29.3% and the interest rate was LIBOR plus 140 basis points.

2021 Senior Unsecured Term Loan

On February 2, 2016, our Operating Partnership and certain subsidiaries partially exercised the accordion feature on our term loans under the Amended and Restated Credit Agreement and entered into a $100 million senior unsecured term loan (the “2021 Term Loan”). The 2021 Term Loan is governed by the terms of the Amended and Restated Credit Agreement. The 2021 Term Loan has a five-year term maturing on February 2, 2021. The 2021 Term Loan ranks pari passu with the 2020 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2019, we were in compliance with all of the financial covenants under the 2021 Term Loan.

Borrowings under the 2021 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2019, our Operating Partnership’s leverage ratio was 29.3% and the interest rate was LIBOR plus 140 basis points.

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

The 2022 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2019, we were in compliance with all of the financial covenants under the 2022 Term Loan.

Borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2019, our Operating Partnership’s leverage ratio was 29.3% and the interest rate was LIBOR plus 140 basis points.

2023 Senior Unsecured Term Loan

On April 19, 2018, pursuant to the terms of, the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into a $150 million senior unsecured term loan (the “2023 Term Loan”). The 2023 Term Loan has a five-year term maturing on April 19, 2023. The 2023 Term Loan ranks pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of September 30, 2019, we were in compliance with all of the financial covenants under the 2023 Term Loan.

Borrowings under the 2023 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 140 basis points to 200 basis points, or (ii) a base rate plus 40 basis points to 100 basis points, each depending on our

Operating Partnership’s leverage ratio. At September 30, 2019, our Operating Partnership’s leverage ratio was 29.3% and the interest rate was LIBOR plus 140 basis points.

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

The 2023 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of September 30, 2019, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2024 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of September 30, 2019, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

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

The 2026 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. The 2026 Note Purchase Agreement conforms to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, on the date of the 2026 Note Purchase Agreement and from time to time, certain additional financial covenants in the Amended and Restated Credit Agreement will be automatically incorporated into the 2026 Note Purchase Agreement and, subject to certain conditions, will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2026 Note Purchase Agreement. As of September 30, 2019, we were in compliance with all of the financial covenants under the 2026 Note Purchase Agreement.

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

The 2029 Notes rank pari passu with the 2020 Term Loan, the 2021 Term Loan, the 2022 Term Loan, the 2023 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes and the Amended and Restated Credit Agreement. As of September 30, 2019, we were in compliance with all of the financial covenants under the 2026 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due (in thousands):

Year Ending December 31,
2019	$—
2020	150,000
2021	100,000
2022	262,250
2023	300,000
Thereafter	575,000
Total principal outstanding	1,387,250
Unamortized deferred financing costs	(6,709)
Total debt, net	$1,380,541

8. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of September 30, 2019, and December 31, 2018 (in thousands):

Notional Amount									Fair Value (Level 2) (1)
September 30,	December 31,	Type of	Strike Rate		Effective		Expiration		September 30,	December 31,
2019	2018	Derivative	as of 9/30/19		Date		Date		2019	2018
$—	$50,000	Interest Rate Swap	—%		2/28/2014		1/31/2019	(2)	$—	$43
75,000	75,000	Interest Rate Swap	2.83		5/5/2015		5/5/2020		153	1,099
75,000	75,000	Interest Rate Swap	4.12		5/5/2018		4/5/2023		(3,434)	(897)
—	175,000	Interest Rate Swap	—	(3)	6/3/2019	(3)	4/3/2019	(3)	—	(3,183)
$150,000	$375,000								$(3,281)	$(2,938)
(1)	Derivative assets are recorded at fair value in our condensed consolidated balance sheets in other assets and derivative liabilities are recorded at fair value in our condensed consolidated balance sheets in unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.
(2)	On January 31, 2019, the remaining $50 million of a five-year interest rate swap agreement, which reduced our variability in cash flows relating to interest payments based on one-month LIBOR variable rate debt, expired.
(3)	On December 6, 2018, we entered into forward-starting seven-year interest rate swap agreement to protect against adverse fluctuations in interest rates. The swap effectively fixed the interest rate at approximately 2.91% per annum plus the applicable spread. On April 3, 2019, we settled the $175 million forward-starting seven-year interest rate swap, in connection with the anticipated subsequent debt issuance of $200 million of the 2026 Notes, at a loss of $5.7 million. The loss is included in accumulated other comprehensive income and will be amortized to interest expense over the term of the 2026 Notes.

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning October 1, 2019, we estimate that $1.5 million will be reclassified as an increase to interest expense.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the nine months ended September 30, 2019:

Declaration Date	Record Date	Payment Date	Common Stock
March 7, 2019	March 29, 2019	April 15, 2019	$1.10
May 16, 2019	June 28, 2019	July 15, 2019	1.22
September 4, 2019	September 30, 2019	October 15, 2019	1.22
Total			$3.54

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

The following table shows the common ownership interests in our Operating Partnership as of September 30, 2019, and December 31, 2018:

	September 30, 2019		December 31, 2018
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	37,230,006	77.6%	36,256,032	75.8%
Noncontrolling interests	10,771,658	22.4	11,575,268	24.2
Total	48,001,664	100.0%	47,831,300	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the nine months ended September 30, 2019, we issued 170,364 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $3.54 per unit during the nine months ended September 30, 2019, payable in correlation with declared dividends on shares of our common stock.

During the nine months ended September 30, 2019, 803,610 common Operating Partnership units held by affiliates of The Carlyle Group and other third parties were redeemed for shares of our common stock in connection with the sale of 803,610 shares of our common stock. This redemption was recorded as a $5.2 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the condensed consolidated balance sheets.

The redemption value of the noncontrolling interests at September 30, 2019, was $1.3 billion based on the closing price of the Company’s common stock of $121.85 per share on the last trading day prior to that date.

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

As of September 30, 2019, 2,674,453 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013. As of September 30, 2019, all stock option awards are fully vested. The following table sets forth stock option activity under the 2010 Plan for the nine months ended September 30, 2019:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2018	49,133	$20.06
Granted	—	—
Exercised	(3,622)	18.10
Forfeited	—	—
Expired	—	—
Options outstanding, September 30, 2019	45,511	$20.21

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

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2018	284,879	$85.98
Granted	158,608	100.32
Forfeited	(19,865)	93.65
Vested	(129,008)	78.81
Unvested balance, September 30, 2019	294,614	$96.32

As of September 30, 2019, total unearned compensation on restricted stock awards and RSUs was approximately $22.1 million, and the weighted-average vesting period was 2.5 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2018	50,823	173,944	112,385	$96.58
Granted	10,926	76,480	43,703	114.55
Performance adjustment (1)	18,063	(29,819)	(5,878)	—
Forfeited	(1,538)	(5,604)	(3,571)	103.26
Vested	(43,650)	(43,650)	(43,650)	84.78
Unvested balance, September 30, 2019	34,624	171,351	102,989	$107.84
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of September 30, 2019, total unearned compensation on PSAs was approximately $6.5 million, and the weighted-average vesting period was 2.1 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the nine months ended September 30, 2019, and 2018:

	Nine Months Ended September 30,
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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common shares	$17,450	$18,600	$56,646	$58,291
Weighted-average common shares outstanding - basic	36,950,950	35,512,091	36,589,593	34,504,790
Effect of potentially dilutive common shares:
Stock options	38,172	45,453	38,663	49,349
Unvested awards	143,033	163,934	134,985	139,696
Weighted-average common shares outstanding - diluted	37,132,155	35,721,478	36,763,241	34,693,835
Net income per share attributable to common shares
Basic	$0.47	$0.52	$1.55	$1.69
Diluted	$0.47	$0.52	$1.54	$1.68

In the calculations above, we have excluded weighted-average potentially dilutive securities of 100 and 1,003 for the three months ended September 30, 2019, and 2018, respectively, 1,810 and 121,373 for the nine months ended September 30, 2019, and 2018, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of September 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.4 billion and $1.1 billion as of September 30, 2019, and December 31, 2018, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, the senior unsecured term loans, and the senior unsecured notes are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements at lease commencement. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate at lease commencement, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At September 30, 2019, we had open commitments related to construction contracts of approximately $216.3 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At September 30, 2019, we had open commitments related to these contracts of approximately $73.8 million, of which $3.3 million is scheduled to be met during the remainder of the year ending December 31, 2019.

On April 27, 2018, we filed suit against DGEB Management, LLC and its affiliates, the landlord of our DE1 facility (the “Landlord”), in the District Court, City and County of Denver, State of Colorado (the “District Court”), for certain claims relating to the building where our DE1 facility is located. The parties asserted various claims and counterclaims related to three primary areas: (1) a construction project within the DE1 building to house electrical transformers used to supply power, (2) our usage of images of the DE1 building on our website, and (3) the protocol for cross-connections within the DE1 building. The Landlord demanded approximately $21 million in damages, which included approximately $2.8 million related to the construction project, and further sought to hold us in default under the lease. On August 22, 2019, the jury found in our favor on all claims and counterclaims on which it was asked to decide, and awarded us nominal damages. Upon unopposed application, the District Court vacated deadlines for post-trial matters, including our application for reimbursement of legal fees under the lease, to provide time for the parties to discuss settlement of these post-trial matters. If the parties are unable to reach a settlement, we will request that the District Court reinstate these post-trial deadlines. We estimate a minimum reimbursement in attorneys’ fees and costs of $3.1 million, which was recorded in other assets on our condensed consolidated balance sheet.

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

Our Portfolio

As of September 30, 2019, our property portfolio included 23 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million net rentable square feet (“NRSF”), of which over 2.5 million NRSF is existing data center space. The approximately 1.7 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows.

The following table provides an overview of our property portfolio as of September 30, 2019:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,539	88,251	75.8%	—	—%	88,251	75.8%	—	88,251
SV2	7,646	76,676	88.0	—	—	76,676	88.0	—	76,676
Santa Clara campus(6) (SV3-SV9)	85,340	669,453	95.9	—	—	669,453	95.9	307,784	977,237
San Francisco Bay Total	99,525	834,380	93.1	—	—	834,380	93.1	307,784	1,142,164
Los Angeles
One Wilshire campus
LA1*	30,783	145,776	95.2	17,238	0.6	163,014	85.2	10,352	173,366
LA2	54,017	384,965	93.4	39,925	23.6	424,890	86.9	—	424,890
LA3	—	—	—	—	—	—	—	160,000	160,000
LA4*	1,217	21,850	80.6	—	—	21,850	80.6	—	21,850
Los Angeles Total	86,017	552,591	93.4	57,163	16.7	609,754	86.2	170,352	780,106
Northern Virginia
VA1	24,306	198,632	80.5	3,087	—	201,719	79.3	—	201,719
VA2	22,482	188,446	99.4	—	—	188,446	99.4	—	188,446
VA3	2,744	52,758	100.0	77,646	8.6	130,404	45.6	—	130,404
DC1*	3,169	22,137	72.9	—	—	22,137	72.9	—	22,137
DC2*	126	—	—	24,563	3.0	24,563	3.0	—	24,563
Reston Campus Expansion(7)	—	—	—	—	—	—	—	809,742	809,742
Northern Virginia Total	52,827	461,973	90.1	105,296	7.0	567,269	74.7	809,742	1,377,011
New York
NY1*	6,037	48,404	89.1	—	—	48,404	89.1	—	48,404
NY2	15,896	101,742	94.8	18,121	14.1	119,863	82.6	116,388	236,251
New York Total	21,933	150,146	93.0	18,121	14.1	168,267	84.5	116,388	284,655
Chicago
CH1	16,135	178,407	81.2	—	—	178,407	81.2	—	178,407
CH2	—	—	—	—	—	—	—	169,000	169,000
Chicago Total	16,135	178,407	81.2	—	—	178,407	81.2	169,000	347,407
Boston
BO1	14,634	108,995	74.5	13,735	65.3	122,730	73.5	130,946	253,676
Denver
DE1*	4,085	14,154	85.4	15,630	22.5	29,784	52.4	—	29,784
DE2*	470	5,140	92.7	—	—	5,140	92.7	—	5,140
Denver Total	4,555	19,294	87.4	15,630	22.5	34,924	58.3	—	34,924
Miami
MI1	1,581	30,176	63.9	—	—	30,176	63.9	13,154	43,330
Total Data Center Facilities	$297,207	2,335,962	90.4%	209,945	15.2%	2,545,907	84.2%	1,717,366	4,263,273

Office and Light-Industrial(8)	8,424	364,941	76.8	—	—	364,941	76.8	—	364,941
Reston Office and Light-Industrial(7)	1,223	82,801	100.0	—	—	82,801	100.0	(82,801)	—

Total Portfolio	$306,854	2,783,704	88.9%	209,945	15.2%	2,993,649	83.7%	1,634,565	4,628,214
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 33).
(2)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.
(3)	Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(4)	Represents the monthly contractual rent under existing commenced customer leases as of September 30, 2019, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $312.4 million as of September 30, 2019, which includes $5.6 million in operating expense reimbursements under modified gross and triple-net leases.

(5)	Includes customer leases that have commenced and are occupied as of September 30, 2019. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of September 30, 2019. The percent occupied for stabilized data center space would have been 91.2%, rather than 90.4%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 85.1%, rather than 83.7%, if all leases signed in current and prior periods had commenced.
(6)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We expect to develop a turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing office tenants vacate upon expiration of their leases and upon the receipt of necessary entitlements. Included within the Santa Clara campus development NRSF is 200,000 NRSF that is being held for development related to SV9.
(7)	Included within our Reston Campus Expansion held for development space is 82,801 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2017, excluding space for which development was completed and became available to be leased after December 31, 2017. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the September 30, 2019, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2018, and 2017, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$12,334	88,251	75.8%	231,919	82.0%	320,170	80.3%
SV2	7,646	76,676	88.0	—	—	76,676	88.0
Santa Clara campus (SV3 – SV7)	75,360	615,500	95.6	1,176	90.4	616,676	95.6
San Francisco Bay Total	95,340	780,427	92.6	233,095	82.1	1,013,522	90.2
Los Angeles
One Wilshire campus
LA1*	30,539	139,053	95.6	4,373	64.7	143,426	94.7
LA2	39,891	309,437	91.8	7,417	80.1	316,854	91.5
Los Angeles Total	70,430	448,490	93.0	11,790	74.4	460,280	92.5
Northern Virginia
VA1	25,592	201,719	79.3	61,050	88.3	262,769	81.4
VA2	22,525	188,446	99.4	4,308	26.5	192,754	97.8
VA3	857	52,758	100.0	—	—	52,758	100.0
DC1*	3,169	22,137	72.9	—	—	22,137	72.9
Reston Campus Expansion	1,223	—	—	82,801	100.0	82,801	100.0
Northern Virginia Total	53,366	465,060	89.5	148,159	93.0	613,219	90.3
New York
NY1*	6,051	48,404	89.1	209	100.0	48,613	89.1
NY2	16,220	101,742	94.8	20,735	50.6	122,477	87.3
New York Total	22,271	150,146	93.0	20,944	51.1	171,090	87.8
Chicago
CH1	16,073	178,407	81.0	4,946	31.3	183,353	79.6
Boston
BO1	14,858	122,730	73.5	19,495	47.5	142,225	69.9
Denver
DE1*	2,899	14,154	85.4	—	—	14,154	85.4
DE2*	470	5,140	92.7	—	—	5,140	92.7
Denver Total	3,369	19,294	87.4	—	—	19,294	87.4
Miami
MI1	1,609	30,176	63.9	1,934	74.7	32,110	64.5
Total Facilities at September 30, 2019(3)	$277,316	2,194,730	89.6%	440,363	81.9%	2,635,093	88.3%

Total Facilities at December 31, 2018	$283,758		92.1%		81.6%		90.4%

Total Facilities at December 31, 2017	$269,173		90.7%		83.9%		89.6%
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.
(2)	Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF.
(3)	The percent occupied for data center space, office and light-industrial space, and total space would have been 90.8%, 83.0% and 89.5%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent decreased to $277.3 million at September 30, 2019, compared to $283.8 million at December 31, 2018. The decrease is primarily due to the move-out of a customer at our BO1 property during the three months ended September 30, 2019, partially offset by the commencement of new and expansion leases.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of September 30, 2019:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
SV8(3)	107,784	—	107,784
SV9(4)	—	200,000	200,000
San Francisco Bay Total	107,784	200,000	307,784
One Wilshire campus
LA1	—	10,352	10,352
LA3(3)	51,000	109,000	160,000
Los Angeles Total	51,000	119,352	170,352
Northern Virginia
Reston Campus Expansion	—	809,742	809,742
New York
NY2	34,589	81,799	116,388
Boston
BO1	19,961	110,985	130,946
Chicago
CH2(3)	56,000	113,000	169,000
Miami
MI1	—	13,154	13,154
Total Facilities(5)	269,334	1,448,032	1,717,366
(1)	Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(2)	Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.
(3)	The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.
(4)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9. We began pre-construction, including environmental permitting and other processes, and will commence development as the existing office tenants vacate upon expiration of their leases and upon receipt of the necessary entitlements.
(5)	In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the nine months ended September 30, 2019 (in thousands):

Nine Months Ended
September 30, 2019
Data center expansion	$285,941
Non-recurring investments	4,323
Tenant improvements	3,094
Recurring capital expenditures	3,936
Total capital expenditures	$297,294

During the nine months ended September 30, 2019, we incurred approximately $297.3 million of capital expenditures, of which approximately $285.9 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the nine months ended September 30, 2019, we completed development of one computer room at LA1, three computer rooms at LA2, one computer room at SV8, and an infrastructure building, a data center core and shell building, and therein one computer room at VA3. As of September 30, 2019, we have ongoing development projects at BO1, CH2, LA3, NY2, and SV8 scheduled to complete at various times during the years ending December 31, 2019, and 2020. The following table sets forth capital expenditures spent on data center expansion NRSF placed into service during the nine months ended September 30, 2019, and under construction as of September 30, 2019:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
SV8	$102,124	53,953	107,784
CH2	58,958	—	56,000
VA3	50,314	51,233	—
SV9(2)	27,085	—	—
LA1	11,242	17,238	—
LA2	10,452	28,191	—
LA3	8,243	—	51,000
BO1	7,011	—	19,961
NY2	5,389	—	34,589
Other	5,123	—	—
Total	$285,941	150,615	269,334
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.
(2)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9. We began pre-construction, including environmental permitting and other processes, and will commence development as the existing office tenants vacate upon expiration of their leases and upon receipt of the necessary entitlements. We have included SV9 within our held for development NRSF.

During the nine months ended September 30, 2019, we incurred approximately $4.3 million in non-recurring investments, of which $2.0 million was a result of internal information technology software development and the remaining $2.3 million was a result of other non-recurring investments, such as remodel or upgrade projects.

During the nine months ended September 30, 2019, we incurred approximately $3.1 million in tenant improvements, which related to tenant-specific power installations at various properties.

During the nine months ended September 30, 2019, we incurred approximately $3.9 million of recurring capital expenditures within our portfolio, which includes required equipment upgrades at our various facilities that have a future economic benefit and was offset by a $1.7 million energy efficiency rebate received from the power utility related to the replacement of our chiller plant at LA2.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, which is accessible on the SEC’s website at www.sec.gov.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 321 and 1,288 data center leases representing approximately 5.5% and 19.0% of the NRSF in our operating data center portfolio which are scheduled to expire during the remainder of 2019 and the year ending December 31, 2020, respectively. These leases represent current annualized rent of $26.1 million and $92.7 million with annualized rental rates of $158 per NRSF and $165 per NRSF expiring during the remainder of 2019 and the year ending December 31, 2020, respectively.

Our aggregate NRSF available to lease in Chicago, Los Angeles, the New York area, and the San Francisco Bay area, which historically have comprised four of our top five markets as measured by annualized rent, is currently lower than our historical NRSF available to lease in these markets as a percentage of total portfolio NRSF. We expect the 249,000 NRSF of data center projects currently under construction in these markets to increase our aggregate NRSF available to lease in these markets during 2020. The lower NRSF available to lease in these markets may compress our revenue and earnings growth rates until such time as the additional NRSF under construction becomes available to lease and is leased up sufficiently to generate positive net operating income and cash flow from such properties.

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

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of September 30, 2019, we had approximately 673,000 NRSF of unoccupied or under construction data center space of which approximately 135,000 NRSF is leased with a future commencement date.

The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 31.9% of our total operating NRSF and 40.4% of our total annualized rent as of September 30, 2019. During the nine months ended September 30, 2019, we entered into new and expansion leases totaling approximately 248,000 NRSF, and experienced rental churn of 8.2%. The following table summarizes our leasing activity during the nine months ended September 30, 2019:

			GAAP		Total
		Number of	Annualized		Leased	GAAP Rental		GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)		NRSF(3)	Rates(4)		Growth(5)
New / expansion leases commenced	March 31, 2019	119	$5,826		24,040	$242
	June 30, 2019	140	10,248	(6)	65,193	176	(6)
	September 30, 2019	130	15,660		78,244	200
	Total	389	$31,734	(6)	167,477	$197	(6)

New / expansion leases signed	March 31, 2019	121	$6,622		31,975	$207
	June 30, 2019	135	27,291		142,824	191
	September 30, 2019	122	14,424		73,144	197
	Total	378	$48,337		247,943	$195

Renewal leases signed	March 31, 2019	264	$11,873		68,605	$173		5.9%
	June 30, 2019	328	24,102		121,809	198		7.4
	September 30, 2019	299	20,365		123,445	165		4.2
	Total	891	$56,340		313,859	$180		5.9%
(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF.

(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.
(6)	During the second quarter of 2019, a customer’s lease for a reserved expansion space commenced. The contractual reservation payment was included in a prior quarter’s GAAP annualized rent. As such, it is excluded from the second quarter GAAP annualized rent; however, the rent per leased NRSF includes the reservation payment.

Results of Operations

Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018

The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2019, and 2018. A summary of our operating results for the three months ended September 30, 2019, and 2018, is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Operating revenue	$144,891	$139,180	$5,711	4.1%
Operating expense	111,248	104,707	6,541	6.2
Operating income	33,643	34,473	(830)	(2.4)
Interest expense	10,986	9,433	1,553	16.5
Net income	22,644	25,020	(2,376)	(9.5)

Operating Revenue

Operating revenue during the three months ended September 30, 2019, and 2018, was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$122,598	$118,590	$4,008	3.4%
Interconnection revenue	19,082	17,701	1,381	7.8
Total data center revenue	141,680	136,291	5,389	4.0
Office, light-industrial and other revenue	3,211	2,889	322	11.1
Total operating revenues	$144,891	$139,180	$5,711	4.1%

The increase in operating revenues was primarily due to a $4.0 million, or 3.4%, increase in data center rental, power, and related revenue during the three months ended September 30, 2019, compared to the 2018 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at LA2 and SV8, where we have placed into service large contiguous data center NRSF within the last two years, increased $3.1 million, compared to the three months ended September 30, 2018. These increases were primarily due to the commencement of large scale leases throughout the twelve months ended September 30, 2019, and 2018, which experience variable revenue growth as customers deploy their IT equipment and increase their power consumption. The remaining increase in data center rental, power, and related revenue during the three months ended September 30, 2019, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by the move-out of a customer at our SV3 and SV4 properties and other existing customer leases at lower average rental rates.

In addition, interconnection revenue increased $1.4 million, or 7.8%, during the three months ended September 30, 2019, compared to the 2018 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the twelve months ended September 30, 2019, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the three months ended September 30, 2019, and 2018, were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Property operating and maintenance	$41,251	$41,161	$90	0.2%
Real estate taxes and insurance	4,973	4,699	274	5.8
Depreciation and amortization	40,546	36,264	4,282	11.8
Sales and marketing	5,476	5,180	296	5.7
General and administrative	10,671	10,074	597	5.9
Rent	8,331	7,329	1,002	13.7
Total operating expenses	$111,248	$104,707	$6,541	6.2%

Property operating and maintenance expense was flat for the three months ended September 30, 2019, compared to the 2018 period, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended September 30, 2019, partially offset by reduced power utilization from customer move outs and decreased maintenance expenses.

Real estate taxes and insurance increased $0.3 million, or 5.8%, during the three months ended September 30, 2019, compared to the 2018 period, primarily as a result of increased real estate tax assessments across our markets. In addition, upon completion of projects under development, we cease capitalization of project costs, and we incur additional real estate taxes and insurance expense. These increases were partially offset by a property tax refund at SV2.

Depreciation and amortization expense increased $4.3 million, or 11.8%, during the three months ended September 30, 2019, compared to the 2018 period, primarily as a result of an increase in depreciation expense from approximately 175,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $179.6 million.

Rent expense increased by $1.0 million, or 13.7%, during the three months ended September 30, 2019, compared to the 2018 period. As a result of placing a computer room at LA1 into service during the three months ended June 30, 2019, we incurred an additional $0.5 million of rent expenses during the three months ended September 30, 2019, compared to the 2018 period. Also, as a result of placing DC2, a leasehold data center property, into service during the three months ended December 31, 2018, we incurred an additional $0.2 million of rent expenses during the three months ended September 30, 2019, compared to the 2018 period.

Interest Expense

Interest expense for the three months ended September 30, 2019, and 2018, was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Interest expense and fees	$13,819	$10,143	$3,676	36.2%
Amortization of deferred financing costs and hedge amortization	901	637	264	41.4
Capitalized interest	(3,734)	(1,347)	(2,387)	177.2
Total interest expense	$10,986	$9,433	$1,553	16.5%
Percent capitalized	25.4%	12.5%

Interest expense increased $1.6 million, or 16.5%, during the three months ended September 30, 2019, compared to the 2018 period, primarily as a result of the increase in overall debt outstanding and increased interest rates. The weighted average principal debt outstanding was $1.4 billion and $1.1 billion during the three months ended September 30, 2019, and 2018, respectively. Our daily weighted average interest rate increased from 3.63% during the three months ended September 30, 2018, to 3.88% during the three months ended September 30, 2019, as a result of an increase in the average London Interbank Offered Rate (“LIBOR”) for the period. These increases were offset by additional capitalized interest of $2.4 million during the three months ended September 30, 2019, compared to the 2018 period, related to an increase in overall construction activities.

Nine Months Ended September 30, 2019, Compared to the Nine Months Ended September 30, 2018

The discussion below relates to our financial condition and results of operations for the nine months ended September 30, 2019, and 2018. A summary of our operating results for the nine months ended September 30, 2019, and 2018, is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Operating revenue	$426,692	$405,246	$21,446	5.3%
Operating expense	321,560	298,333	23,227	7.8
Operating income	105,132	106,913	(1,781)	(1.7)
Interest expense	30,795	26,078	4,717	18.1
Net income	74,292	80,865	(6,573)	(8.1)

Operating Revenue

Operating revenue during the nine months ended September 30, 2019, and 2018, was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$361,534	$344,745	$16,789	4.9%
Interconnection revenue	56,274	51,683	4,591	8.9
Total data center revenue	417,808	396,428	21,380	5.4
Office, light-industrial and other revenue	8,884	8,818	66	0.7
Total operating revenues	$426,692	$405,246	$21,446	5.3%

A majority of the increase in operating revenues was due to a $16.8 million, or 4.9%, increase to data center rental, power, and related revenue during the nine months ended September 30, 2019, compared to the 2018 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at our SV7 and LA2 properties, where we have placed into service large contiguous data center NRSF within the last two years, has increased $3.9 million and $6.7 million, respectively, compared to the nine months ended September 30, 2018. These increases were primarily due to the commencement of large scale leases throughout the twelve months ended September 30, 2019, and 2018, which experience variable revenue growth as customers deploy their IT equipment and increase their power consumption. The remaining increase in data center rental, power, and related revenue during the nine months ended September 30, 2019, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by the move-out of a customer at our SV3 and SV4 properties and other existing customer leases at lower average rental rates.

In addition, interconnection revenue increased $4.6 million, or 8.9%, during the nine months ended September 30, 2019, compared to the 2018 period. The increase was primarily due to the net increase in volume of cross connects from new and existing customers during the twelve months ended September 30, 2019, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the nine months ended September 30, 2019, and 2018, were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Property operating and maintenance	$117,428	$112,870	$4,558	4.0%
Real estate taxes and insurance	17,157	14,329	2,828	19.7
Depreciation and amortization	113,188	105,598	7,590	7.2
Sales and marketing	16,912	15,629	1,283	8.2
General and administrative	33,123	29,556	3,567	12.1
Rent	23,752	20,276	3,476	17.1
Transaction costs	—	75	(75)	(100.0)
Total operating expenses	$321,560	$298,333	$23,227	7.8%

Property operating and maintenance expense increased $4.6 million, or 4.0%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the twelve months ended September 30, 2019, partially offset by improvements in energy efficiency. In addition, maintenance expense increased due to 175,000 NRSF of data center space being placed into service during the twelve months ended September 30, 2019, and payroll and benefits expense increased due to an increase in facilities and operations headcount associated with the increased occupied data center NRSF. Pre-stabilized projects produce lower investment returns than stabilized properties due to operating and financing expenses being less dependent on occupancy levels than revenues. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service.

Real estate taxes and insurance increased $2.8 million, or 19.7%, during the nine months ended September 30, 2019, compared to the 2018 period, primarily as a result of increased real estate tax assessments across our markets. In addition, upon completion of projects under development, we cease capitalization of project costs, and we incur additional real estate taxes and insurance expense. These increases were partially offset by a property tax refund at SV2.

Depreciation and amortization expense increased $7.6 million, or 7.2%, during the nine months ended September 30, 2019, compared to the 2018 period, primarily as a result of an increase in depreciation expense from approximately 175,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $179.6 million.

Sales and marketing expense increased $1.3 million, or 8.2%, during the nine months ended September 30, 2019, compared to the 2018 period, primarily due to an increase in headcount and additional marketing expenses.

General and administrative expense increased $3.6 million, or 12.1%, during the nine months ended September 30, 2019, compared to the 2018 period, as a result of increased software license fees, payroll and benefits expenses, and litigation expenses.

Rent expense increased by $3.5 million, or 17.1%, during the nine months ended September 30, 2019, compared to the 2018 period. As a result of the extension of the lease term related to our LA1 facility, which occurred during the nine months ended September 30, 2018, and placing a computer room at LA1 into service during the three months ended June 30, 2019, we incurred an additional $1.8 million of rent expenses during the nine months ended September 30, 2019, compared to the 2018 period. As a result of placing DC2, a leasehold data center property, into service during the three months ended December 31, 2018, we incurred an additional $0.7 million of rent expenses during the nine months ended September 30, 2019, compared to the 2018 period.

Interest

Interest expense for the nine months ended September 30, 2019, and 2018, was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Interest expense and fees	$38,391	$27,857	$10,534	37.8%
Amortization of deferred financing costs and hedge amortization	2,368	1,756	612	34.9
Capitalized interest	(9,964)	(3,535)	(6,429)	181.9
Total interest expense	$30,795	$26,078	$4,717	18.1%
Percent capitalized	24.4%	11.9%

Interest expense increased $4.7 million, or 18.1%, during the nine months ended September 30, 2019, compared to the 2018 period, primarily as a result of the increase in overall debt outstanding and increased interest rates, partially offset by increased capitalized interest related to an increase in development space under construction. The weighted average principal debt outstanding was $1.3 billion and $1.0 billion during the nine months ended September 30, 2019, and 2018, respectively. Our daily weighted average interest rate increased from 3.53% during the nine months ended September 30, 2018, to 3.90% during the nine months ended September 30, 2019, primarily due to increased average LIBOR for the period.

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30, 2019, Compared to the Nine Months Ended September 30, 2018

Operating Activities

Net cash provided by operating activities was $187.7 million for the nine months ended September 30, 2019, compared to $188.7 million for the nine months ended September 30, 2018. The decrease of $1.0 million, or 0.5%, was primarily due to a decrease in customer cash collections, which increased accounts receivable, by $13.0 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. In addition, other liabilities decreased by $7.6 million, primarily due to the settlement of an interest rate swap. The decrease was partially offset by organic growth of our customer revenue base through favorable renewals, expansions into new and existing space, as our customers increased their power consumption within their deployments, and a $9.5 million increase in accounts payable and accrued expenses as a result of the timing of vendor payments.

Investing Activities

Net cash used in investing activities increased by $93.6 million, or 53.5%, to $268.8 million for the nine months ended September 30, 2019, compared to $175.1 million for the nine months ended September 30, 2018. This increase was due primarily to higher construction spend on our BO1, CH2, LA3, NY2, SV8, and VA3 development properties and the acquisition of SV9 during the nine months ended September 30, 2019, compared to construction spending on active development projects during the nine months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities was $83.1 million during the nine months ended September 30, 2019, compared to net cash used in financing activities of $13.5 million during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, we received cash proceeds from the 2026 Notes and the 2029 Notes, each as defined below, for an aggregate of $400.0 million and we made net cash payments on the revolving credit facility of $149.3 million,

During the nine months ended September 30, 2018, we received cash proceeds from the 2023 senior unsecured Term Loan of $150.0 million and we made net cash payments on the revolving credit facility of $15.0 million.

We paid $165.3 million in dividends and distributions on our common stock and Operating Partnership units during the nine months ended September 30, 2019, compared to $143.8 million during the nine months ended September 30, 2018, as a result of an increase in our quarterly dividend from $2.99 per share or unit paid during the nine months ended September 30, 2018, to $3.42 per share or unit paid during the nine months ended September 30, 2019.

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

As of September 30, 2019, we had $4.7 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $350 million to $425 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes a portion of the remaining estimated capital required to fund our current expansion projects under construction as of September 30, 2019, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects/Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
TKD expansion(1)
BO1	Boston	Q4 2019	19,961	$5,236	$9,000	—%	1.5
NY2	New York	Q1 2020	34,589	4,003	46,000	—	4.0
SV8 Phase 2	San Francisco Bay	Q4 2019	53,728	13,103	44,000	100.0	6.0
SV8 Phase 3	San Francisco Bay	Q2 2020	54,056	—	42,000	—	6.0
Total TKD expansion			162,334	$22,342	$141,000	33.1%	17.5

New development(2)
Ground-up construction
CH2 Phase 1	Chicago	Q2 2020	56,000	$69,015	$120,000	—%	6.0
LA3 Phase 1	Los Angeles	Q3 / Q4 2020	51,000	37,578	134,000	74.3	6.0
Total new development			107,000	$106,593	$254,000	35.4%	12.0

Total development			269,334	$128,935	$395,000	34.0%	29.5
(1)	Turn-Key Data Center (“TKD”) estimated development costs include two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project. Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers.
(2)	Includes a portion of the cost of infrastructure to support later phases of the development.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, primarily through borrowing on our revolving credit facility, as well as net cash on hand and cash provided by operations. In addition, we anticipate addressing our 2020 and 2021 Term Loan maturities, and if available, increase the capacity on our revolving credit facility. Timing, pricing, and the type of debt is dependent on market conditions. We provide no assurances that we can issue and sell such debt on acceptable terms or at all.

On April 17, 2019, our Operating Partnership entered into a note purchase agreement (the “2026 Note Purchase Agreement”) pursuant to which the Operating Partnership agreed to issue and sell an aggregate principal amount of $200 million of the Operating Partnership’s 4.11% Series A Senior Notes (the “2026 Notes”) due April 17, 2026, and $200 million of its 4.31% Series B Senior Notes (the “2029 Notes” and, together with the 2026 Notes, the “Notes”) due April

17, 2029. An aggregate principal amount of $200 million of the 2026 Notes and $125 million of the 2029 Notes were issued on April 17, 2019. The Operating Partnership issued the remaining $75 million aggregate principal amount of the 2029 Notes on July 17, 2019. The Operating Partnership used the proceeds from the Notes to pay down all outstanding amounts on our senior unsecured revolving credit facility. Refer to Item 1. Financial Statements — Note 7 — Debt for additional information.

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

Indebtedness

A summary of outstanding indebtedness as of September 30, 2019, and December 31, 2018, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2019	2018
Revolving credit facility	3.47% and 3.95% at September 30, 2019, and December 31, 2018, respectively	April 19, 2022	$62,250	$211,500
2020 Senior unsecured term loan	3.12% and 3.37% at September 30, 2019, and December 31, 2018, respectively	June 24, 2020	150,000	150,000
2021 Senior unsecured term loan	3.42% and 3.90% at September 30, 2019, and December 31, 2018, respectively	February 2, 2021	100,000	100,000
2022 Senior unsecured term loan	3.42% and 3.65% at September 30, 2019, and December 31, 2018, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured term loan	3.77% and 4.01% at September 30, 2019, and December 31, 2018, respectively	April 19, 2023	150,000	150,000
2023 Senior unsecured notes	4.19% at September 30, 2019, and December 31, 2018, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured notes	3.91% at September 30, 2019, and December 31, 2018, respectively	April 20, 2024	175,000	175,000
2026 Senior unsecured notes	4.52% at September 30, 2019	April 17, 2026	200,000	—
2029 Senior unsecured notes	4.31% at September 30, 2019	April 17, 2029	200,000	—
Total principal outstanding		`	1,387,250	1,136,500
Unamortized deferred financing costs			(6,709)	(5,677)
Total debt			$1,380,541	$1,130,823

As of September 30, 2019, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of September 30, 2019, and December 31, 2018, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

Funds From Operations

We consider funds from operations (“FFO”), a non-generally accepted accounting principles (“GAAP”) measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defined FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$22,644	$25,020	$74,292	$80,865
Real estate depreciation and amortization	39,092	34,928	108,852	101,605
FFO attributable to common shares and units	$61,736	$59,948	$183,144	$182,470
Total weighted average shares and OP units outstanding - diluted	48,250	48,099	48,200	48,036
FFO per common share and OP unit - diluted	$1.28	$1.25	$3.80	$3.80

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

We have made distributions every quarter since the completion of our initial public offering in 2010. During the nine months ended September 30, 2019, we declared quarterly dividends totaling $3.54 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of September 30, 2019, we had $662.3 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of September 30, 2019, we have two interest rate swap agreements in place to fix the interest rate on $150 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $512.3 million of variable rate debt outstanding as of September 30, 2019. See additional discussion in Item 1. Financial Statements – Note 8 – Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $512.3 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $5.1 million per year.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 27, 2018, we filed suit against DGEB Management, LLC and its affiliates, the landlord of our DE1 facility (the “Landlord”), in the District Court, City and County of Denver, State of Colorado (the “District Court”), for certain claims relating to the building where our DE1 facility is located. The parties asserted various claims and counterclaims related to three primary areas: (1) a construction project within the DE1 building to house electrical transformers used to supply power, (2) our usage of images of the DE1 building on our website, and (3) the protocol for cross-connections within the DE1 building. The Landlord demanded approximately $21 million in damages, which included approximately $2.8 million related to the construction project, and further sought to hold us in default under the lease. On August 22, 2019, the jury found in our favor on all claims and counterclaims on which it was asked to decide, and awarded us nominal damages. Upon unopposed application, the District Court vacated deadlines for post-trial matters, including our application for reimbursement of legal fees under the lease, to provide time for the parties to discuss settlement of these post-trial matters. If the parties are unable to reach a settlement, we will request that the District Court reinstate these post-trial deadlines. We estimate a minimum reimbursement in attorneys’ fees and costs of $3.1 million, which was recorded in other assets on our condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(2)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1†	Eighth Amendment to Lease, dated July 10, 2019, between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.)
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF 104	XBRL Taxonomy Extension Definition Linkbase Document. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

† Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: November 1, 2019	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)