Form 10-K
period 2019-12-31
CoreSite Realty Corp
filed 2020-02-07
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2019
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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $3,591.8 million as of June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2020, there were 37,694,718 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Annual Report”), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the level of supply of or demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry, including indirect competition from cloud service providers, and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to develop and lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our ability to service existing debt; (x) our failure to qualify or maintain our status as a real estate investment trust (“REIT”); (xi) financial market fluctuations; (xii) changes in real estate and zoning laws and increases in real estate taxes; (xiii) delays or disruptions in third-party network connectivity; (xiv) service failures or price increases by third party power suppliers; (xv) inability to renew net leases on the data center properties we lease; and (xvi) other factors affecting the real estate or technology industries generally.

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

Our Business

We are a fully integrated, self-administered, and self-managed REIT for federal income tax purposes and we conduct certain activities through our taxable REIT subsidiaries. Through our controlling interest in CoreSite, L.P., a Delaware limited partnership, our “Operating Partnership,” we are engaged in the business of ownership, acquisition, construction and operation of strategically located data centers in some of the largest and fastest growing data center markets in the United States, including the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Boston, Chicago, Denver and Miami. We are a Maryland corporation organized in 2010.

Our data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission-critical equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks, cloud companies and other service providers to exchange traffic and interoperate with each other. Our data centers feature advanced reliable and efficient power, cooling and security systems, and many are points of network interconnection that provide the evolved ecosystems our customers need to meet their own competitive challenges, digital transformations, and other business goals. We believe we have the flexibility and scalability to satisfy the full spectrum of our customers’ growth requirements and corresponding data center needs by providing data center space ranging in size from an entire building or large dedicated suite to a cage or half cabinet. Our data center campuses are particularly suitable for customers serving consumers and businesses with low-latency digital products in our major metro markets as well as customers deploying hybrid-cloud / multi-cloud information technology architectures.

The first data center in our portfolio was purchased in 2000 by certain real estate funds (the “Funds”) affiliated with The Carlyle Group, our predecessor, and since then we have continued to acquire, develop and operate these types of data center facilities. Our properties are self-managed, including construction project management in connection with our development initiatives. As of December 31, 2019, our property portfolio included 23 operating data center facilities, office and light-industrial space and multiple development projects and space, which collectively comprise, when fully built-out, over 4.6 million net rentable square feet (“NRSF”), of which over 2.6 million NRSF is existing operating data center space.

Recent Developments

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

Our Competitive Strengths

We believe the following key competitive strengths position us to compete, efficiently scale our business, capitalize on the demand for data center space and interconnection services, and thereby grow our cash flow.

Secure, Reliable, and Compliant. We help businesses protect mission-critical data, performance sensitive applications and information technology (“IT”) infrastructure by delivering secure, reliable, and compliant data center solutions. Our data centers feature advanced efficient power and cooling infrastructure to support our customers’ IT infrastructures with additional power capacity to support continued growth. We provide twenty-four-hours-a-day, seven-days-a-week in-house data center operations with customizable security features. We also provide the infrastructure and physical security required to support many of our customers’ information, data, and security compliance needs across all of our properties.

High Performance Interconnection. We offer cloud-enabled, network rich data center campuses with over 28,000 interconnections across our portfolio. Our customers have direct access to over 450 carriers and Internet Service Providers (“ISPs”) and over 325 leading cloud and IT service providers, including 10 cloud on-ramps deployed on-site in our campuses currently, which we expect to increase in 2020. In addition to standard interconnection offerings, we also operate the CoreSite Open Cloud Exchange™, and the Any2 Exchange for Internet Peering, the second largest peering exchange in the U.S. The diverse network and cloud connectivity options at many of our data centers provide us with a competitive advantage by creating an ideal environment for enterprises to build holistic, streamlined hybrid and multi-cloud architectures. Many providers in our data center facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers, while enterprises can reduce their total cost of operations, while increasing their performance, by directly connecting to service providers in the same data center in a cost effective manner.

Scalable. Across 23 operating data centers in eight key North American markets, we lease space to enterprises, cloud and IT service providers, and network and mobility providers. We believe our ability to be both flexible and scalable is a key differentiator. We offer many space, power, and interconnection options that allow customers to select products and services that meet their needs. We believe we have a compelling combination of presence in most of the top data center markets in the U.S. with the ability to meet customers’ growing capacity requirements within those markets.

We have the ability to increase our occupied data center square footage by approximately 2,053,000 NRSF, or 93%, through leasing our 409,000 NRSF of unoccupied space and the development of 196,000 NRSF of space under construction and approximately 1,448,000 NRSF at multiple facilities that are held for future development based on market supply and demand, in each case, as of December 31, 2019.

High-Quality Customer Experience. We believe our 464 professionals deliver best-in-class service by placing customer needs first in supporting the planning, implementation and operating requirements of customers. We provide dedicated implementation resources to ensure a seamless onboarding process for our customers. Our leasing and sales professionals can develop complex data center solutions for the most demanding customer requirements and our experienced and committed operations and facilities personnel are available for extensive management support. We believe one of the data points validating our customer satisfaction is indicated by the 85% of annualized rent signed during the year ended December 31, 2019, which came from existing customers.

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

Diversified Customer Base. We have a diverse, global customer base, which we believe is a reflection of our strong reputation and proven track record, as well as our customers’ trust in our ability to house their mission-critical applications and vital communications technology. Our diverse customer base spans many industries across eight key North America markets. In addition to geographic markets, we group our customers into the following industry verticals:

●	Enterprises: digital content and multimedia, systems integrators and managed service providers (“SI & MSP”), financial, healthcare, education, government, manufacturing and professional services;
●	Cloud and IT Service Providers; and

●	Networks and Mobility: domestic and international telecommunications carriers, subsea cables, ISPs and Content Delivery Networks (“CDNs”).

Business and Growth Strategies

Our business objective is to continue growing our position as a provider of strategically located data center space in North America. Key components of our strategy include the following:

Increase Cash Flow from In-Place Data Center Space. We actively manage and lease our properties to increase cash flow by:

●	Leasing Available Space. We have the ability to increase both our revenue and our revenue per square foot by leasing additional space and power services to new and existing data center customers. As of December 31, 2019, our existing data center facilities had approximately 367,000 NRSF of data center space available to lease, or 14.0% of our current operating data center portfolio. We believe our available space, together with available power, enables us to generate incremental revenue within our existing data center footprint.
●	Increasing Interconnection in our Facilities. As more customers deploy in our data center facilities, it benefits their business partners and customers to deploy with CoreSite in order to gain the full economic and performance benefits of our interconnection services. We believe this ecosystem of customers continues to drive new and existing customer growth, and in turn, increases the volume of interconnection services and the amount of value-add power services such as breakered AC and DC primary and redundant power.

Capitalize on Embedded Expansion Opportunities. We plan to grow by developing new secure, reliable and high-performance data center space. Our development opportunities include leveraging existing in-place infrastructure and entitlements in currently operating properties or campuses. In many cases, we are able to strategically deploy capital by developing space in incremental phases to meet customer demand. Including the space currently under construction, pre-construction projects, and space and land targeted for future development at December 31, 2019, we own land and buildings sufficient to develop approximately 1,644,000 NRSF of data center space. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of December 31, 2019:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
SV8	54,056	—	54,056
SV9(3)(4)	—	200,000	200,000
San Francisco Bay Total	54,056	200,000	254,056
One Wilshire campus
LA1	—	10,352	10,352
LA3	51,000	109,000	160,000
Los Angeles Total	51,000	119,352	170,352
Northern Virginia
Reston Campus Expansion(4)	—	809,742	809,742
New York
NY2	34,589	81,799	116,388
Boston
BO1	—	110,985	110,985
Chicago
CH2	56,000	113,000	169,000
Miami
MI1	—	13,154	13,154
Total Facilities(5)	195,645	1,448,032	1,643,677

(1)	Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(2)	Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.
(3)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9. We began pre-construction activities, including environmental permitting and other processes, and we anticipate commencing development as the existing office tenants vacate upon expiration of their leases and upon receipt of the necessary entitlements.
(4)	The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.
(5)	In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets. We evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development, which requires significant capital expenditures. We also intend to continue to implement the “hub-and-spoke strategy” that we have deployed in our four largest markets, namely Los Angeles, New York, and the San Francisco Bay and Northern Virginia areas. In these markets, we have extended our data center footprint by connecting our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our “hub-and-spoke strategy,” we typically rely on third-party providers of network connectivity to establish highly reliable network connectivity within and between facilities. Our two ground-up development projects, CH2 and LA3, and our SV9 held-for-development project, when constructed, will be connected via dark fiber to their respective campus hubs.

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

Our Portfolio

As of December 31, 2019, our property portfolio included 23 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million NRSF, of which over 2.6 million NRSF is existing data center space. The approximately 1.6 million NRSF of development capacity includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio as of December 31, 2019:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$5,994	88,251	76.3%	—	—%	88,251	76.3%	—	88,251
SV2	7,619	76,676	86.3	—	—	76,676	86.3	—	76,676
Santa Clara campus(6) (SV3-SV9)	96,575	723,181	96.9	—	—	723,181	96.9	254,056	977,237
San Francisco Bay Total	110,188	888,108	93.9	—	—	888,108	93.9	254,056	1,142,164
Los Angeles
One Wilshire campus
LA1*	30,653	145,776	94.6	17,238	1.6	163,014	84.7	10,352	173,366
LA2	50,578	384,965	92.0	39,925	23.6	424,890	85.5	—	424,890
LA3	—	—	—	—	—	—	—	160,000	160,000
LA4*	1,209	21,850	98.2	—	—	21,850	98.2	—	21,850
Los Angeles Total	82,440	552,591	92.9	57,163	17.0	609,754	85.8	170,352	780,106
Northern Virginia
VA1	25,798	201,719	81.0	—	—	201,719	81.0	—	201,719
VA2	22,560	188,446	99.5	—	—	188,446	99.5	—	188,446
VA3	3,398	52,758	100.0	77,646	14.0	130,404	48.8	—	130,404
DC1*	3,043	22,137	75.1	—	—	22,137	75.1	—	22,137
DC2*	175	—	—	24,563	4.4	24,563	4.4	—	24,563
Reston Campus Expansion(7)	—	—	—	—	—	—	—	809,742	809,742
Northern Virginia Total	54,974	465,060	90.4	102,209	11.7	567,269	76.2	809,742	1,377,011
New York
NY1*	6,098	48,404	93.8	—	—	48,404	93.8	—	48,404
NY2	16,232	101,742	92.9	18,121	18.5	119,863	81.6	116,388	236,251
New York Total	22,330	150,146	93.2	18,121	18.5	168,267	85.1	116,388	284,655
Chicago
CH1	16,348	178,407	81.4	—	—	178,407	81.4	—	178,407
CH2	—	—	—	—	—	—	—	169,000	169,000
Chicago Total	16,348	178,407	81.4	—	—	178,407	81.4	169,000	347,407
Boston
BO1	15,360	122,730	75.2	19,961	—	142,691	64.7	110,985	253,676
Denver
DE1*	4,248	14,154	88.7	15,630	35.6	29,784	60.8	—	29,784
DE2*	471	5,140	74.0	—	—	5,140	74.0	—	5,140
Denver Total	4,719	19,294	84.8	15,630	35.6	34,924	62.8	—	34,924
Miami
MI1	1,537	30,176	60.8	—	—	30,176	60.8	13,154	43,330
Total Data Center Facilities	$307,896	2,406,512	90.6%	213,084	14.3%	2,619,596	84.4%	1,643,677	4,263,273

Office and Light-Industrial(7)	8,655	364,941	78.0	—	—	364,941	78.0	—	364,941
Reston Office and Light-Industrial(8)	1,186	82,801	100.0	—	—	82,801	100.0	(82,801)	—

Total Portfolio	$317,737	2,854,254	89.3%	213,084	14.3%	3,067,338	84.0%	1,560,876	4,628,214
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 11).
(2)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.

(3)	Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development and NRSF in pre-construction, which are projects in the design and permitting stages. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(4)	Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2019, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $323.6 million as of December 31, 2019, which includes $5.8 million in operating expense reimbursements under modified gross and triple-net leases.
(5)	Includes customer leases that have commenced and are occupied as of December 31, 2019. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of December 31, 2019. The percent occupied for stabilized data center space would have been 91.4%, rather than 90.6%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 85.5%, rather than 84.0%, if all leases signed in current and prior periods had commenced.
(6)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus for a purchase price of $26 million. We expect to develop a turn-key data center building on the acquired land parcel, which we refer to as SV9, as the existing office tenants vacate upon expiration of their existing leases and upon receipt of the necessary entitlements. Included within our Santa Clara campus development NRSF is 200,000 NRSF that is being held for development related to SV9.
(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.
(8)	Included within our Reston Campus Expansion held for development space is 82,801 NRSF that is currently operating as office and light-industrial space.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2017, excluding space for which development was completed and became available to be leased after December 31, 2017. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the December 31, 2019, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2018, and 2017, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,967	88,251	76.3%	231,919	83.1%	320,170	81.2%
SV2	7,619	76,676	86.3	—	—	76,676	86.3
Santa Clara campus (SV3 - SV7)	76,595	615,500	96.3	1,176	87.8	616,676	96.3
San Francisco Bay Total	96,181	780,427	93.1	233,095	83.1	1,013,522	90.8
Los Angeles
One Wilshire campus
LA1*	30,362	139,053	94.2	4,373	64.7	143,426	93.3
LA2	36,213	309,437	90.0	7,417	80.1	316,854	89.8
Los Angeles Total	66,575	448,490	91.3	11,790	74.4	460,280	90.8
Northern Virginia
VA1	27,087	201,719	81.0	61,050	87.8	262,769	82.6
VA2	22,603	188,446	99.5	4,308	26.5	192,754	97.9
VA3	857	52,758	100.0	—	—	52,758	100.0
DC1*	3,043	22,137	75.1	—	—	22,137	75.1
Reston Campus Expansion	1,186	—	—	82,801	100.0	82,801	100.0
Northern Virginia Total	54,776	465,060	90.4	148,159	92.8	613,219	91.0
New York
NY1*	6,112	48,404	93.8	209	100.0	48,613	93.8
NY2	16,490	101,742	92.8	20,735	53.6	122,477	86.1
New York Total	22,602	150,146	93.1	20,944	54.1	171,090	88.3
Chicago
CH1	16,285	178,407	81.3	4,946	31.3	183,353	79.9
Boston
BO1	15,595	122,730	75.2	19,495	53.3	142,225	72.2
Denver
DE1*	2,891	14,154	88.7	—	—	14,154	88.7
DE2*	471	5,140	74.0	—	—	5,140	74.0
Denver Total	3,362	19,294	84.8	—	—	19,294	84.8
Miami
MI1	1,564	30,176	60.8	1,934	74.7	32,110	61.7
Total Facilities at December 31, 2019(3)	$276,940	2,194,730	89.7%	440,363	82.8%	2,635,093	88.5%

Total Facilities at December 31, 2018	$283,758		92.1%		81.6%		90.4%

Total Facilities at December 31, 2017	$269,173		90.7%		83.9%		89.6%
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.
(2)	Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF.
(3)	The percent occupied for data center space, office and light-industrial space, and total space as of December 31, 2019, would have been 90.6%, 83.2% and 89.3%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent decreased to $276.9 million at December 31, 2019, compared to $283.8 million at December 31, 2018. The decrease of $6.8 million is primarily due to the move-out of a customer at our BO1 property during the year ended December 31, 2019, partially offset by the commencement of new and expansion leases.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the year ended December 31, 2019 (in thousands):

Year Ended
December 31, 2019
Data center expansion	$382,761
Non-recurring investments	6,429
Tenant improvements	4,267
Recurring capital expenditures	7,404
Total capital expenditures	$400,861

During the year ended December 31, 2019, we incurred approximately $400.9 million of capital expenditures, of which approximately $382.8 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the year ended December 31, 2019, we completed development of 224,000 NRSF comprised of one computer room at BO1, one computer room at LA1, three computer rooms at LA2, two computer rooms at SV8, and at VA3 an infrastructure building, a data center core and shell building, and therein one computer room. As of December 31, 2019, we had ongoing construction projects at CH2, LA3, NY2, and SV8 scheduled to complete development at various times during the year ending December 31, 2020. The following table sets forth capital expenditures spent on data center expansion NRSF placed into service or acquired during the year ended December 31, 2019, and under construction as of December 31, 2019:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
SV8	$129,364	107,681	54,056
CH2	85,496	—	56,000
VA3	54,722	51,233	—
SV9(2)	27,614	—	—
NY2	22,896	—	34,589
LA3	19,652	—	51,000
LA2	14,003	28,191	—
LA1	11,450	17,238	—
BO1	9,620	19,961	—
Other	7,944	—	—
Total	$382,761	224,304	195,645
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development and NRSF in pre-construction, which are projects in the design and permitting stages.
(2)	On April 12, 2019, we acquired a 3.8-acre land parcel with a single story office building, located adjacent to our Santa Clara campus for a purchase price of $26 million. We expect to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9. We began pre-construction activities, including environmental permitting and other processes, and we anticipate commencing development as the existing office tenants vacate upon expiration of their leases and upon receipt of the necessary entitlements.

During the year ended December 31, 2019, we incurred approximately $6.4 million in non-recurring investments, of which $2.5 million was a result of internal IT software development and the remaining $3.9 million was a result of other non-recurring investments, such as remodel or upgrade projects.

During the year ended December 31, 2019, we incurred approximately $4.3 million in tenant improvements, which related to tenant-specific power installations at various properties.

During the year ended December 31, 2019, we incurred approximately $7.4 million of recurring capital expenditures within our portfolio, which included required equipment upgrades at our various facilities that have a future economic benefit and was offset by a $1.7 million energy efficiency rebate received from the local power utility related to the replacement of our chiller plant at LA2.

Customer Diversification

The following table sets forth information regarding the ten largest customers in our portfolio based on total portfolio annualized rent as of December 31, 2019:

								Weighted
								Average
					Percentage		Percentage	Remaining
			Number	Total	of Total	Annualized	of Total	Lease
			of	Occupied	Operating	Rent	Annualized	Term in
	CoreSite Vertical	Customer Industry	Locations	NRSF(1)	NRSF(2)	($000)(3)	Rent(4)	Months(5)
1	Cloud	Public Cloud	8	203,876	6.6%	$40,338	12.7%	95
2	Cloud	Public Cloud	11	305,446	10.0	18,312	5.8	58
3	Enterprise	Digital Content	6	119,447	3.9	17,623	5.5	36
4	Enterprise	Travel / Hospitality	3	73,158	2.4	15,277	4.8	14
5	Cloud	Public Cloud	3	118,691	3.9	13,344	4.2	41
6	Enterprise	SI & MSP	3	62,268	2.0	9,271	2.9	6
7	Network	Global Service Provider	8	31,962	1.0	6,442	2.0	29
8	Enterprise	SI & MSP	1	17,922	0.6	5,461	1.7	26
9	Network	US National Service Provider	16	42,853	1.4	5,245	1.7	42
10	Enterprise	Colocation / Reseller	5	35,469	1.2	4,594	1.5	7
	Total/Weighted Average			1,011,092	33.0%	$135,907	42.8%	51
(1)	Total occupied NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2019. We calculate occupancy based on factors in addition to contractually occupied square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(2)	Represents the customer’s total occupied square feet divided by the total operating NRSF in the portfolio as of December 31, 2019.
(3)	Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2019, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.
(4)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2019.
(5)	Weighted average based on percentage of total annualized rent expiring calculated as of December 31, 2019.

Lease Expirations

The following summary table sets forth a schedule of the expirations for leases in place as of December 31, 2019, plus unoccupied space, for each of the five full calendar years beginning January 1, 2020, at the properties in our portfolio (excluding space held for development, under construction, or in pre-construction). The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total	Annualized	of Total	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Rent	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	($000)(2)	Rent	NRSF	($000)(3)	Expiration(4)
Unoccupied data center	—	409,180	13.4%	$—	—%	$—	$—	$—
Unoccupied office and light-industrial	—	80,149	2.6	—	—	—	—	—
2020	1,300	610,022	19.8	96,090	30.2	158	96,767	159
2021	629	347,782	11.3	56,329	17.7	162	58,033	167
2022	309	363,481	11.9	53,872	17.0	148	54,960	151
2023	71	192,055	6.3	24,330	7.7	127	26,634	139
2024	75	132,940	4.3	16,551	5.2	125	19,201	144
2025-Thereafter	32	564,136	18.4	60,724	19.1	108	72,373	128
Office and light-industrial (5)	140	367,593	12.0	9,841	3.1	27	10,463	28
Portfolio Total / Weighted Average	2,556	3,067,338	100.0%	$317,737	100.0%	$123	$338,431	$131
(1)	Includes leases that upon expiration will automatically be renewed, primarily on a year-to-year basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	Represents the monthly contractual rent under existing customer leases as of December 31, 2019, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.
(3)	Represents the final monthly contractual rent under existing customer leases as of December 31, 2019, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. Leases expiring during 2019 include annualized rent of $8.3 million associated with lease terms currently on a month-to-month basis.
(4)	Annualized rent at expiration as defined above, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.
(5)	The occupied office and light-industrial leases are scheduled to expire as follows:

	NRSF of	Annualized
	Expiring	Rent
Year	Leases	($000)
2020	37,083	$1,200
2021	47,501	1,572
2022	78,431	1,470
2023	140,380	3,906
2024	9,190	218
2025-Thereafter	55,008	1,475
Total OLI	367,593	$9,841

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on NRSF (excluding space held for development, under construction, or in pre-construction) under lease as of December 31, 2019:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of Total
	of	of All	NRSF of	Operating	Rent	Annualized
NRSF Under Lease(1)	Leases(2)	Leases	Leases	NRSF	($000)(3)	Rent
Unoccupied data center	—	—%	409,180	13.4%	$—	—%
Unoccupied office and light-industrial	—	—	80,149	2.6	—	—
Data center NRSF:
5,000 or less	2,332	91.2	814,987	26.5	136,733	43.0
5,001 - 10,000	38	1.5	261,469	8.5	43,322	13.6
10,001 - 25,000	21	0.8	325,513	10.6	46,667	14.7
Greater than 25,000	8	0.3	385,721	12.6	64,752	20.4
Powered shell	17	0.7	422,726	13.8	16,422	5.2
Office and light-industrial	140	5.5	367,593	12.0	9,841	3.1
Portfolio Total	2,556	100.0%	3,067,338	100.0%	$317,737	100.0%
(1)	Represents all leases in our portfolio, including data center and office and light-industrial leases.
(2)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(3)	Represents the monthly contractual rent under existing commenced customer leases as of December 31, 2019, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.

Competition

We compete with numerous developers, public and private owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets in which our properties are located, including CyrusOne, Inc., Cyxtera Technologies, Inc., Digital Realty Trust, Inc., Equinix, Inc., Evoque (formerly AT&T, Inc. Data Centers), Flexential, Internap Network Services Corporation, Quality Technology Services, RagingWire Data Centers, a NTT Communications company, SABEY Corporation, Stack Infrastructure, Switch, Inc., and Zayo Inc. In addition, we may face competition from new entrants into the data center market. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more data centers more broadly distributed geographically, access to less expensive power, and more robust interconnected hubs in certain geographic markets, all of which could allow them to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.

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

Employees

As of December 31, 2019, we had 464 full-time and part-time employees, of which 242 employees were salaried with the remainder paid on an hourly basis. None of our employees is a member of a labor union and we believe that our relations with employees are good.

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

ITEM 1A. RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect our Company. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Operations

Our portfolio of properties consists primarily of data centers geographically concentrated in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets may negatively impact our operating results.

Our portfolio of properties consists of data centers geographically concentrated in the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Chicago, Boston, Denver and Miami. These markets comprised 35.8%, 26.8%, 17.8%, 7.3%, 5.3%, 5.0%, 1.5%, and 0.5%, respectively, of our annualized data center rent as of December 31, 2019. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

We may be vulnerable to physical and electronic security breaches and cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could, among other things, misappropriate our proprietary information and the personal information of our customers and employees, cause interruptions or malfunctions in our or our customers’ operations, cause delays or interruptions to our ability to meet customer needs, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause other disruptions in our operations. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of customer data. Additionally, as we increasingly market the security features in our data centers, our data centers may be targeted by computer hackers seeking to compromise data security.

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

In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Furthermore, if a high profile security breach or cyber-attack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our reputation and brand image as well as our ability to retain existing customers or attract new ones. In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

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

One of our corporate objectives is to increase the volume of higher margin interconnection services and value-add power services, as well as to increase rental rates and obtain attractive customers, by developing highly evolved ecosystems comprised of cross-connected customers within each market. We have attained varying levels of success in developing these customer ecosystems across our markets. While we believe that we are able to attract network and cloud deployments and to grow the customer ecosystem to some degree in all markets, it may be difficult in some markets to develop ecosystems on the scale of our most highly evolved interconnected ecosystems due to the presence of incumbent interconnection and network-dense data centers in those markets. Our ability to establish highly interconnected data centers in certain markets may be further negatively impacted by industry consolidation. If we are unable to establish highly evolved customer ecosystems within a particular market, we may have difficulty attracting or retaining customer deployments requiring such ecosystems, and increasing the volume of higher margin interconnection services and value-add power services within that market to levels that are comparable to our most highly evolved interconnected ecosystems, which may have a material adverse effect on our financial condition and results of operations.

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

Our business depends on providing customers with highly reliable service. We may fail to provide such service as a result of numerous factors, including:

●	human error;
●	power loss;
●	equipment failure;
●	exposure to temperature, humidity, smoke and other environmental hazards;
●	improper building maintenance by our landlords in the buildings that we lease;
●	physical, electronic or cyber security breaches;
●	fire, earthquake, hurricane, flood and other natural disasters;
●	water damage;
●	war, terrorism and any related conflicts or similar events worldwide; and
●	sabotage and vandalism.

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

As of December 31, 2019, we had the ability to expand our operating data center square footage by approximately 1,644,000 NRSF, or 63%, as set forth in our development table in Item 1. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to the acquisition of real property, financing, zoning, regulatory approvals, construction costs and delays. These projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to or in close proximity to our existing data centers, we may be limited by the size and location of suitable properties.

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

General economic conditions and the cost and availability of capital may be adversely affected in some or all of the markets in which we own properties and conduct our operations. Instability in the U.S., Asian, European and other international financial markets and economies, including the adoption and expansion of trade restrictions or the occurrence or escalation of trade wars, may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our customers’ financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit we may enter into depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. There can be no assurance that long-term disruptions in the global economy and the return of tighter credit conditions, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

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

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code (the “Code”) to distribute at least 90% of our net taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. We will also be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. These distribution requirements may limit our ability to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources for debt or equity financing to fund our growth strategy. In addition, we may need external sources of capital to refinance our indebtedness at maturity. We may not be able to obtain such financing or refinancing on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

●	general economic and financial market conditions;
●	a limited subset of lenders that have historically committed debt capital to REITs that own technology based real estate;
●	the market’s perception of our growth potential;
●	our then current debt levels;
●	our historical and expected future earnings, cash flows and cash distributions; and
●	the market price per share of our capital stock.

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

As of December 31, 2019, we had total principal indebtedness of approximately $1.5 billion and the ability to borrow up to an additional $382.6 million under our revolving credit facility, subject to satisfying certain financial and covenant tests. While there are limits in our revolving credit facility, senior unsecured term loans, and senior unsecured notes on the amount of debt that we may incur, and additional limits on our indebtedness which may be imposed by future agreements or by a policy adopted by our board of directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things:

●	require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock as currently contemplated or necessary to maintain our qualification as a REIT;
●	make it more difficult for us to satisfy our financial obligations, including borrowings under our revolving credit facility;
●	increase our vulnerability to general adverse economic and industry conditions;
●	expose us to increases in interest rates for our variable rate debt;
●	limit our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;

●	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all;
●	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
●	place us at a competitive disadvantage relative to competitors that have less indebtedness; and
●	require us to dispose of one or more of our properties at disadvantageous prices or raise equity that may dilute the value of our common stock in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other things, our and our subsidiaries’ ability to:

●	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;
●	incur additional debt, including use of our existing capacity under our revolving credit facility;
●	make certain investments or acquisitions;
●	create liens on our or our subsidiaries’ assets;
●	sell assets;
●	make capital expenditures;
●	pay dividends on or repurchase our capital stock;
●	enter into transactions with affiliates;
●	issue or sell stock of our subsidiaries; and
●	change the nature of our business.

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

Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2019, if interest rates were to increase by 100 basis points, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.4 million per year. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts, including agreements governing certain of our indebtedness that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. In September 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contract that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.

Any interest rate hedging transactions involve costs and may limit our gains or result in material losses.

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. We may use derivatives to hedge our liabilities from time to time. As of December 31, 2019, we are a party to a five-year interest rate swap agreement that effectively fixes the interest rate on $75 million of outstanding debt at approximately 2.63% per annum through May 5, 2020, a five-year interest rate swap agreement that effectively fixes the interest rate on $75 million of outstanding debt at approximately 3.92% per annum through April 5, 2023, an approximately six-year interest rate swap agreement that effectively fixes the interest rate on $100 million of outstanding debt at approximately 2.79% per annum through April 1, 2025, and an approximately six-year interest rate swap agreement that effectively fixes the interest rate on $75 million of outstanding debt at approximately 2.79% per annum through April 1, 2025.

These and any other hedging transactions into which we enter could expose us to certain risks, including:

●	losses on a hedge position reducing the cash available for distribution to stockholders and such losses exceeding the amount invested in such instruments;
●	counterparties to a hedging arrangement defaulting on their obligations;
●	paying certain fees, such as transaction or brokerage fees; and
●	incurring costs if we elect to terminate a hedging agreement early.

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

We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist. Our ability to acquire attractive properties on favorable terms and successfully develop and operate them involves significant risks including, but not limited to:

●	our inability to acquire a desired property because of competition from other data center companies or real estate investors with more capital;

●	competition from other potential acquirers that may significantly increase the purchase price of a desired property that we are ultimately able to acquire;
●	our inability to realize the intended benefits from acquisitions or achieve anticipated operating or financial results;
●	our inability to finance the acquisition on favorable terms or at all;
●	underestimates of the costs to make necessary improvements to acquired properties;
●	our inability to quickly and efficiently integrate new acquisitions into our existing operations resulting in disruptions to our operations or diversion of our management’s attention from our core business activities;
●	acquired properties that may be subject to tax reassessments, which may result in higher than expected real estate tax payments;
●	our inability to access sufficient utility power on favorable terms or at all; and
●	market conditions that may result in higher than expected vacancy rates and lower than expected rental rates.

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

Over the past several years, we have made significant investments to overhaul our back office information technology systems and expect such investments to continue for the foreseeable future for ongoing improvements to the customer experience. Difficulties with our systems may adversely affect our business, results of operations, financial condition or cash flows. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may recognize additional impairment charges if we decide that portions of these information technology system projects will not ultimately benefit the Company or are de-scoped. During the years ended December 31, 2019, 2018, and 2017, we did not recognize any impairment charges on internal-use software.

We are continuing to invest in our expansion efforts, but we may not have sufficient customer demand in the future to realize expected returns on these investments.

As part of our growth strategy, we intend to continue to commit substantial operational and financial resources to develop new data centers and expand existing ones. However, we typically do not require pre-leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to lease the new data center space when completed. Once development of a data center is complete, we incur a certain amount of operating expenses even if there are no customers occupying the space. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.

We face significant competition and may be unable to lease vacant space, renew existing leases or release space as leases expire, which may have a material adverse effect on our business and results of operations.

We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, lower levels of leverage, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including cost and availability of power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2019, data center leases representing 30.2%, 17.7% and 17.0% of our total portfolio annualized rent will expire during 2020, 2021, and 2022, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re-lease data center space for which leases are scheduled to expire at or above current lease rates, our business and results of operations could be materially adversely affected.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our operating revenue. Our top ten customers accounted for an aggregate of approximately 42.8% of our total portfolio annualized rent as of December 31, 2019. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. The loss of one or more of our significant customers or a significant customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations.

In addition, our largest customers may choose to develop new data centers or expand existing data centers of their own. In the event that any of our key customers were to do so, it could result in a loss of business to us or increase pricing pressure on us. If we lose a customer, there is no guarantee that we would be able to replace that customer at a comparative rental rate or at all.

Some of our largest customers may also compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations. For instance, one customer could determine that it is not in that customer’s interest to house mission-critical servers or other telecommunications or information technology equipment in a facility operated by the same company that relies on a key competitor for a significant part of its operating annual revenue. Our loss of a large customer for this or any other reason could have a material adverse effect on our results of operations.

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

If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2019, we had no material customers in bankruptcy. Our operating revenues and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their lease or renew on terms less favorable to us than their current terms.

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

We do not own the buildings for seven of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

		Current Lease
Property	NRSF	Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,404	Apr. 2023	2 × 5 years	FMR(1)
LA1	171,016	July 2029	3 × 5 years	103% of previous monthly base rent
LA1	6,723	Dec. 2021	1 × 5 years	Greater of 104% of previous monthly base rent or FMR(1)
LA4	21,850	July 2023	2 × 5 years	Greater of 100% of previous monthly base rent or FMR(1)
DC1	22,137	May 2021	2 × 5 years	Greater of 103% of previous monthly base rent or 95% of FMR(1)
DC2	24,563	July 2028	3 × 5 years	106% of previous monthly base rent for the renewal and 103% of previous monthly base rent thereafter
DE1	5,878	Oct. 2024	3 × 5 years	102.5% of previous monthly base rent
DE1	23,906	Dec. 2026	4 × 5 years	102.5% of previous monthly base rent
DE2	5,140	Dec. 2024	N/A

(1)	FMR represents “fair market rent” as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.

When the primary terms of our leases expire, we generally have the right to extend the terms of our leases as indicated above. For three of these leases, the rent will be determined based on the fair market value of rental rates for the property and the then prevailing rental rates may be higher than rental rates under the applicable lease. To maintain the operating profitability associated with our present cost structure, we must increase operating revenues within existing data centers to offset any potential increase in lease payments at the end of the original and renewal terms. Failure to increase operating revenues to sufficiently offset these projected higher lease costs would adversely impact our operating income. Additionally, we may be unable to maintain good working relationships with the landlords of our leased properties, which would adversely affect our relationship with our customers and could result in the loss of current customers.

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

We are subject to a variety of state and local taxes, including real and personal property taxes and sales and use taxes that may increase materially due to factors outside our control. In particular, real estate taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. For example, if the vote to repeal Proposition 13, which will be included on the November 2020 ballot and currently limits annual real estate tax increases to 2% of assessed value per annum, in the State of California is successful, it would increase the assessed value and/or tax rates applicable to commercial property in California, including our data centers. We expect to be notified by local taxing authorities if the assessed values of certain of our properties have increased. We plan to appeal these increased assessments, but we may not be successful in our efforts. Our leases with our customers generally do not allow us to increase their rent as a result of an increase in real estate or other taxes. If real estate or other taxes increase and we cannot pass these increases on to our customers through increased rent for new leases or upon lease renewals, our result of operations, cash flows and ability to make distributions to our stockholders would be adversely affected.

We are exposed to potential risks from errors in our financial reporting systems and controls, including the potential for material misstatements in our consolidated financial statements.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal control over financial reporting. We performed our evaluation as of December 31, 2019, and concluded internal control over financial reporting is operating effectively. Although we believe our internal control over financial reporting is operating effectively, in the course of our internal audit program we have identified certain areas for ongoing improvement and we are in the process of evaluating and designing enhanced business processes and internal controls to address such areas, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified audit reports in the future, especially as our business continues to grow and evolve and if we acquire other businesses.

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

During the year ended December 31, 2019, the closing sale price of our common stock on the New York Stock Exchange (“NYSE”) has ranged from $84.51 to $122.38 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications and real estate stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

●	our operating results or forecasts;
●	new issuances of equity, debt or convertible debt by us;
●	changes to our capital allocation or business strategies;
●	developments in our relationships with our customers;
●	announcements by our customers or competitors;
●	changes in regulatory policy or interpretation (including changes in federal, state, and local tax policies);
●	governmental investigations;
●	litigation;
●	changes in the ratings of our debt or stock by rating agencies or securities analysts;
●	changes in market interest rates or other general market and economic conditions, including inflationary concerns;
●	changes in our distribution rate as a percentage of stock price relative to market interest rates;
●	our purchase or development of real estate and/or additional data centers;
●	overall market demand for data center space and services;
●	changes in prices for utilities, connectivity and other services we provide;
●	personnel changes;
●	changes in customers’ budgets for information technology services;
●	our acquisitions of complementary businesses or dispositions of properties; or
●	the operational performance of our data centers.

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

Most of the expenses associated with our business, such as debt service payments, real estate, personal property and ad valorem taxes, insurance, utilities, employee wages and benefits and corporate expenses are relatively inflexible and do not necessarily decrease in tandem with a reduction in operating revenue from our business. Our expenses also will be affected by inflationary increases and certain of our costs may exceed the rate of inflation in any given period. As a result, we may not be able to fully offset our expenses through higher customer lease rates, which could have a material adverse effect on our results of operations and financial performance.

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

We may be adversely affected by climate change and regulations related to climate change.

Extreme, and oftentimes unpredictable, weather events such as droughts, heat waves, fires, hurricanes, tornadoes, rising sea levels and flooding pose a threat to our business through physical damage to, a decrease in demand for, and/or a decrease in rent from and value of, our data centers located in the areas affected by these events. For example, changes in average daily temperatures as a result of climate change could increase the cost of cooling our data centers, which would have an adverse effect on our business. These weather events may also lead to power supply disruption to our data centers, which could also negatively impact our business operations.

We maintain disaster recovery and business continuity plans that we have utilized in the past and that would be utilized if severe weather events interrupt our business. While these plans are designed to help us recover from natural disasters or other events that could interrupt our business, such as extreme weather events related to climate change, we cannot assure you that our plans will adequately or completely protect us or our customers from all such disasters or events. Furthermore, an increase in the frequency, duration and severity of such extreme weather events and/or our failure to prevent or mitigate the impact of such events on our customers could have a material adverse effect on our business.

In addition, climate change regulation is a rapidly developing area. New laws relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions all could negatively affect our business operations, results of operations and cash flow. Other countries have enacted climate change laws and regulations and the United States has been involved in discussions regarding international climate change treaties. The U.S. Environmental Protection Agency, or EPA, and some of the states and localities in which we operate, have also enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. In addition, the EPA and the states and localities in which we operate may adopt new regulations related to the use of fossil fuels or requiring the use of alternative fuel or renewable energy sources to power energy resources that serve our data centers. Furthermore, our customers, investors and/or other stakeholders may require us to take steps to demonstrate that we are taking actions towards improving the operation of our business in a measurably sustainable manner and reducing our carbon footprint. However, our customers, investors and/or other stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet such expectations, our business may be harmed and/or our share price may decline. Given the nature of our business, our data centers require and consume significant amounts of power, including electricity generated by the burning of fossil fuels. These laws, regulations and stakeholder requests could limit our ability to develop new facilities or result in substantial compliance costs, maintenance costs, repair costs, retrofit costs and construction costs, including capital expenditures for environmental control facilities and other new equipment. For example, in the normal course of business, we enter into agreements with providers of electric power for our data centers, and the costs of electric power comprise a significant component of our operating expenses. Changes in regulations that affect electric power providers such as regulations related to the control of greenhouse gas emissions or other climate change related matters could adversely affect the costs of electric power and increase our operating costs, which could adversely affect our business, financial condition and results of operations or those of our customers. Failure to comply with applicable laws and regulations or other requirements imposed on us could also lead to fines and/or lost revenue. We could also face a negative impact on our reputation with the public and our customers if we violate climate change laws or regulations.

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

The Funds and their affiliates own approximately 22.4% of our Operating Partnership as of December 31, 2019, and have the right to nominate one director for so long as they hold at least 10% of our outstanding common stock or common stock equivalents. Their interests may differ from or conflict with the interests of our stockholders.

As of December 31, 2019, the Funds or their affiliates had an aggregate beneficial common ownership interest in our Operating Partnership of approximately 22.4% which, if exchanged for our common stock, would represent approximately 22.2% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to nominate one of the eight directors to our Board of Directors for so long as the Funds hold at least 10% of our outstanding common stock or common stock equivalents. As a result, the Funds and their affiliates have the ability to exercise substantial influence over our Company, including with respect to decisions relating to our capital structure, issuing additional shares of our common stock or other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary or material transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders. In addition, the Funds and their affiliates are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. The Funds and their affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

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

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

●	Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code on REITs, our charter generally prohibits any person or entity (other than a person who or entity that has been granted an exception as described below) from actually or constructively owning more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common stock, or more than 9.8% (by value) of our capital stock. The value and number of the outstanding shares of common stock, and the value of the outstanding shares of capital stock shall be determined by the Board of Directors in good faith, which shall be conclusive for all purposes. We refer to these restrictions as the ownership limits. Our charter permits our Board of Directors to make, and our Board of Directors has made, certain exceptions to these ownership limits, where our Board of Directors has determined that such exceptions would not cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our capital stock in excess of the ownership limits without the consent of our Board of Directors will result in the automatic transfer of the shares (and all dividends thereon) to a charitable trust. These ownership limitations may prevent a third party from acquiring control of us if our Board of Directors does not grant an exemption from the ownership limitations, even if our stockholders believe the change in control is in their best interests.
●	Our Charter Grants Our Board of Directors the Right to Classify or Reclassify Any Unissued Shares of Capital Stock, Increase or Decrease the Authorized Number of Shares and Establish the Preference and Rights of Any Preferred Stock without Stockholder Approval. Our charter provides that the total number of shares of stock of all classes that we currently have authority to issue is 120,000,000, initially consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. Our Board of Directors has the authority, without a stockholders’ vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock or vice versa, to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders’ vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
●	“control share” provisions that provide that “control shares” of our Company (defined as voting shares of stock which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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

●	actual receipt of an improper benefit or profit in money, property or services; or
●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, either by us or by holders of Operating Partnership units upon exchange of such Operating Partnership units for our common stock, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. The Funds, as holders of the Operating Partnership units issued in the formation transactions, have the right to require us to register with the SEC the resale of the common stock issuable, if we so elect, upon redemption of these Operating Partnership units. In addition, we registered shares of common stock that we have reserved for issuance under our Long Term Incentive Plan, and they generally can be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders, including the Funds, cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital. During the year ended December 31, 2019, 803,610 common Operating Partnership units held by third parties were redeemed for shares of our common stock. Refer to Item 8—Note 11 Noncontrolling Interests—Operating Partnership in “Financial Statements and Supplementary Data” included in this Annual Report.

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

We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. However, there can be no assurance that we will remain qualified as a REIT. If, in any taxable year, we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

●	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates;
●	we could be subject to increased state and local taxes; and
●	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

On April 27, 2018, we filed suit against DGEB Management, LLC and its affiliates, the landlord of our DE1 facility (the “Landlord”), in the District Court, City and County of Denver, State of Colorado (the “District Court”), for certain claims relating to the building where our DE1 facility is located. The parties asserted various claims and counterclaims related to three primary areas: (1) a construction project within the DE1 building to house electrical transformers used to supply power, (2) our usage of images of the DE1 building on our website, and (3) the protocol for cross-connections within the DE1 building. The Landlord demanded approximately $21 million in damages, which included approximately $2.8 million related to the construction project, and further sought to hold us in default under the lease. On August 22, 2019, the jury found in our favor on all claims and counterclaims on which it was asked to decide, and awarded us nominal damages. Upon unopposed application, the District Court vacated deadlines for post-trial matters, including our application for reimbursement of legal fees under the lease, to provide time for the parties to discuss settlement of these post-trial matters. On December 20, 2019, the parties entered into a settlement agreement pursuant to which, among other matters, the parties agreed to file a joint motion to dismiss the litigation with prejudice and the Landlord agreed to pay us $3.1 million through delivery of a promissory note bearing interest at a floating rate of prime plus 2% per annum payable monthly. The promissory note is secured by our lease and other payment obligations, is fully pre-payable without penalty and is due December 20, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “COR”. As of February 5, 2020, we had four holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

We have made distributions every quarter since the completion of our initial public offering. During the year ended December 31, 2019, we declared quarterly dividends totaling $4.76 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

Performance Graph

The following line graph sets forth, for the period from December 31, 2014, through December 31, 2019, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2014, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
December 31, 2014	$100	$100	$100
December 31, 2015	$150	$101	$103
December 31, 2016	$217	$114	$111
December 31, 2017	$322	$138	$117
December 31, 2018	$257	$132	$112
December 31, 2019	$345	$174	$140

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

	Year Ended December 31,
(in thousands except share and per share data)	2019	2018	2017	2016	2015
Statement of Operations Data
Operating revenues	$572,727	$544,392	$481,821	$400,352	$333,292
Operating expenses	431,911	402,113	357,009	305,735	269,208
Operating income	140,816	142,279	124,812	94,617	64,084
Gain on land disposal	—	—	—	—	36
Interest expense	(41,712)	(35,526)	(24,147)	(12,577)	(7,098)
Net income	99,037	106,763	100,491	81,921	56,859
Net income attributable to noncontrolling interests	23,197	28,841	25,636	23,212	22,153
Net income attributable to CoreSite Realty Corporation	75,840	77,922	74,855	58,709	34,706
Preferred stock dividends	—	—	(7,924)	(8,338)	(8,338)
Original issuance costs associated with redeemed preferred stock	—	—	(4,326)	—	—
Net income attributable to common shares	$75,840	$77,922	$62,605	$50,371	$26,368
Earnings Per Share
Net income per share attributable to common shares
Basic	$2.06	$2.23	$1.85	$1.56	$1.05
Diluted	2.05	2.22	1.84	1.54	1.03

Dividends declared per common share	$4.76	$4.14	$3.58	$2.39	$1.79
Balance Sheet Data
Gross investments in real estate	$2,478,798	$2,083,205	$1,821,217	$1,643,576	$1,295,135
Total assets(1)	2,100,999	1,853,667	1,625,643	1,553,539	1,162,543
Debt, net	1,478,402	1,130,823	939,570	690,450	391,007
Funds from Operations ("FFO")
Net income	$99,037	$106,763	$100,491	$81,921	$56,859
Real estate depreciation and amortization	147,042	136,458	123,848	103,136	87,287
Gain on land disposal	—	—	—	—	(36)
FFO	246,079	243,221	224,339	185,057	144,110
Preferred stock dividends	—	—	(7,924)	(8,338)	(8,338)
Original issuance costs associated with redeemed preferred stock	—	—	(4,326)	—	—
FFO attributable to common shares and units	$246,079	$243,221	$212,089	$176,719	$135,772
Total weighted average shares and OP units outstanding - diluted	48,219,798	48,040,960	47,902,639	47,675,311	47,400,217
FFO per common share and OP unit - diluted	$5.10	$5.06	$4.43	$3.71	$2.86
(1)	Effective January 1, 2018, we elected to early adopt Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modified retrospective transition approach as of our January 1, 2016, transition date. Total assets for the years ended December 31, 2017, and 2016, have been adjusted for the impact of ASC 842. Refer to Item 8. Financial Statements — Note 2 — Summary of Significant Accounting Policies for additional information.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” in Item 1A. of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

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

Factors that May Influence our Results of Operations

Market and economic conditions. We are impacted by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry, such as the growth of technology and internet companies driven by increased internet traffic and performance requirements, and finance, all of which are beyond our control. Macro-economic conditions that affect the economy and the economic outlook of the United States, particularly in our data center industry and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.

Operating revenue. The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction, space at attractive rental rates. As of December 31, 2019, we had approximately 605,000 NRSF of unoccupied and under construction data center space of which approximately 77,000 NRSF is leased with a future commencement date. In addition, we exited 2019 with contiguous space available to lease in Chicago, Los Angeles, the New York area, the San Francisco Bay area, and the Northern Virginia area, historically our top 5 markets, closer to our historical norms as a result of placing 204,000 NRSF into service during 2019, and we expect to place an additional 145,000 NRSF into service during the first half of 2020. The loss, space consolidation, or exertion of significant pricing pressure of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate accounted for 33.0% of our total operating NRSF and 42.8% of our total annualized rent as of December 31, 2019, with a weighted average remaining lease term of 51 months.

The following table summarizes our leasing activity during the years ended December 31, 2019:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Year Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)		Growth(5)
New/expansion leases commenced	December 31, 2019	519	$48,347	253,664	$195	(6)
	December 31, 2018	517	32,940	174,834	182	(6)
	December 31, 2017	495	32,775	136,902	239

New/expansion leases signed	December 31, 2019	507	$54,979	278,713	$197
	December 31, 2018	514	27,653	142,116	203	(6)
	December 31, 2017	478	38,937	180,415	209	(6)

Renewal leases signed	December 31, 2019	1,214	$78,261	464,916	$168		4.2%
	December 31, 2018	1,134	76,512	470,022	163		7.5
	December 31, 2017	871	52,345	337,600	155		7.3
(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.
(6)	From time to time, we execute agreements whereas customers pay reservation fees that secure them the right of first option to expand into incremental data center space. The GAAP annualized rent includes the reservation payments when the option agreements are signed and commenced, and the GAAP rental rates and NRSF reflect the results as options are exercised and the space is committed.

Operating expenses. Our operating expenses primarily consist of utility costs, including power, property maintenance, real estate taxes and insurance, personnel salaries and benefits, including stock based compensation, depreciation, as well as rental expenses on our properties in which we hold a leasehold interest. A substantial majority of our operating expenses are fixed in nature and should not vary significantly from period to period, unless we expand our existing data centers or acquire new data centers, which would entail additional data center operations personnel, as well as utility, operating and maintenance expenses. Pre-stabilized projects produce lower initial investment returns than stabilized properties due to operating expenses being less dependent on occupancy levels than revenues. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service. In addition, real estate taxes and insurance may increase as tax rates and/or assessed property values change due to factors outside of our control. For example, if the vote to repeal Proposition 13, which will be included on the November 2020 ballot and currently limits annual real estate tax increases to 2% of assessed value per annum, in the State of California is successful, it could increase the assessed value and/or tax rates applicable to commercial property in California, including our data centers.

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

Substantially all of our data center NRSF is subject to the breakered-amp or sub-metered (branch circuit monitoring) power pricing models. We recover all or substantially all of our electricity costs for our leased data center space under either model. Under the sub-metered model, a customer pays us monthly for the power attributable to its equipment in the data center as well as for its ratable allocation of the power used to provide the cooling, lighting, security and other requirements supporting the data center, in each case, at a rate substantially equivalent to our then current utility cost. Under the breakered-amp model, a customer pays a fixed monthly fee per committed available ampere of connected power. The extent to which this fixed monthly fee correlates to the monthly amount we pay to our utility provider for electricity at each data center facility varies depending upon the amount of power each customer utilizes each month relative to the amount of committed power and related infrastructure purchased. As more of our customer licenses are structured under the sub-metered power model and as customers change from the breakered to the sub-metered model, we believe it may compress our operating income growth rate because the associated revenue, net of the recoverable electricity costs, may decrease.

Scheduled Lease Expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. While it fluctuates from year to year, not all customers with expiring leases will extend or renew their leases and some customers may negotiate rate reductions in order to renew or extend their leases. We have 1,300 and 629 data center leases representing approximately 19.8% and 11.3% of the NRSF in our operating data center portfolio and 30.2% and 17.7% of our total annualized rent that are scheduled to expire during the years ending December 31, 2020, and 2021, respectively. These leases represent current annualized rent of $96.1 million, and $56.3 million with annualized rental rates of $159 per NRSF and $167 per NRSF expiring during the years ending December 31, 2020, and 2021, respectively. Our past performance may not be indicative of future results, and there can be no assurance that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of a particular property and whether a property, or space within a property, has been developed.

Acquisitions, Development and Financing. Our ability to grow rental and operating revenues depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2019, we had approximately 1,644,000 NRSF of space available for future data center development, pre-construction projects, and space currently under development, or approximately 36% of the total space in our portfolio. We may encounter increasing real estate acquisition prices, development delays, excess development costs, or delays in leasing developed space to customers. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through our revolving credit facility and other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities if needed and when market conditions permit. We will require additional capital to finance future development activities, which may not be available or may not be available on terms favorable or acceptable to us.

Conditions in Significant Markets. Positive or negative changes in market conditions including supply and demand, rental rates, utility costs, and general economic conditions in any of our markets could impact our overall performance. The following table provides a geographic overview of our property portfolio as a percentage of total data center annualized rent as of December 31, 2019:

Percentage of Total Data
Metropolitan Market	Center Annualized Rent
San Francisco Bay	35.8%
Los Angeles	26.8
Northern Virginia	17.8
New York	7.3
Chicago	5.3
Boston	5.0
Denver	1.5
Miami	0.5
Total	100.0%

Results of Operations

A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2018, and 2017 has been omitted from this Annual Report, but may be found in Item 7. Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019, which is available free of charge on the SEC’s website www.sec.gov and our corporate website (www.coresite.com).

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2019, and 2018. A summary of our operating results for the years ended December 31, 2019, and 2018, is as follows (in thousands).

	Year Ended December 31,
	2019	2018	$ Change	% Change
Operating revenue	$572,727	$544,392	$28,335	5.2%
Operating expense	431,911	402,113	29,798	7.4
Operating income	140,816	142,279	(1,463)	(1.0)
Interest expense	41,712	35,526	6,186	17.4
Net income	99,037	106,763	(7,726)	(7.2)

Operating Revenues

Operating revenues during the years ended December 31, 2019, and 2018, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$485,131	$463,086	$22,045	4.8%
Interconnection revenue	75,751	69,709	6,042	8.7
Total data center revenue	560,882	532,795	28,087	5.3
Office, light-industrial and other revenue	11,845	11,597	248	2.1
Total operating revenues	$572,727	$544,392	$28,335	5.2%

A majority of the increase in operating revenues was due to a $22.0 million increase in data center rental, power, and related revenue during the year ended December 31, 2019, compared to the 2018 period. Data center rental, power, and related revenue increased due to the organic growth of our customer base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at our LA2, SV7, and SV8 properties, where we have placed into service large contiguous data center NRSF within the last two years, has increased $9.4 million, $3.7 million, and $4.0 million respectively, compared to the year ended December 31, 2018. This increase is primarily due to the commencement of large scale leases throughout the years ended December 31, 2019, and 2018, which experience variable revenue growth as customers deploy their IT equipment and increase their power consumption. The remaining increase in data center rental, power, and related revenue during the year ended December 31, 2019, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by the move-out of customer leases. In addition, churn was elevated during 2019, as a result of a few customers going through bankruptcy or out of business, and, to a lesser extent, transitioning to the cloud.

In addition, interconnection revenue increased $6.0 million, or 8.7%, during the year ended December 31, 2019, compared to the 2018 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the year ended December 31, 2019, and revenue increases resulting from customers disconnecting old cross connects and migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the years ended December 31, 2019, and 2018, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Property operating and maintenance	$157,293	$152,357	$4,936	3.2%
Real estate taxes and insurance	22,866	19,239	3,627	18.9
Depreciation and amortization	152,925	141,633	11,292	8.0
Sales and marketing	22,439	21,023	1,416	6.7
General and administrative	43,764	40,090	3,674	9.2
Rent	32,624	27,696	4,928	17.8
Transaction costs	—	75	(75)	(100.0)
Total operating expenses	$431,911	$402,113	$29,798	7.4%

Property operating and maintenance expense increased $4.9 million, or 3.2%, primarily as a result of an increase in power expense due to increased customer utilization related to the commencement of new and expansion leases during the year ended December 31, 2019, partially offset by reduced power utilization from customer move-outs and decreased maintenance expenses.

Real estate taxes and insurance increased $3.6 million, or 18.9%, during the year ended December 31, 2019, primarily as a result of increased real estate tax assessments across our markets. In addition, upon completion of projects under development, we cease capitalization of project costs, and we incur additional real estate taxes and insurance expense.

Depreciation and amortization expense increased $11.3 million, or 8.0%, during the year ended December 31, 2019, primarily as a result of an increase in depreciation expense from approximately 224,000 NRSF of new data center expansion projects placed into service, with a cost basis of approximately $240.2 million, during the year ended December 31, 2019.

Sales and marketing expense increased by $1.4 million, or 6.7%, during the year ended December 31, 2019, primarily due to an increase in headcount, resulting in higher salaries and non-cash compensation, and additional marketing expenses related to advertising and events.

General and administrative expense increased by $3.7 million, or 9.2%, during the year ended December 31, 2019, primarily as a result of increased litigation expenses associated with the dispute with our DE1 landlord.

Rent expense increased $4.9 million, or 17.8%, during the year ended December 31, 2019, compared to the 2018 period. This increase was primarily due to additional rent expense recognized during the year ended December 31, 2019, as a result of extending our LA1 lease term on June 30, 2018, and recognizing higher straight-line rent expense due to the annual rent escalations of the extended term. In addition, we incurred additional rent expense from our leasehold interest properties during the year ended December 31, 2019, related to placing one computer room at LA1 into service during the three months ended June 30, 2019, and one computer room at DC2 during the three months ended December 31, 2018.

Interest Expense

Interest expense for the years ended December 31, 2019, and 2018, was as follows (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Interest expense and fees	$52,022	$38,751	$13,271	34.2%
Amortization of deferred financing costs and hedge amortization	3,338	2,370	968	40.8
Capitalized interest	(13,648)	(5,595)	(8,053)	143.9
Total interest expense	$41,712	$35,526	$6,186	17.4%
Percent capitalized	24.7%	13.6%

Interest expense increased $6.2 million, or 17.4%, during the year ended December 31, 2019, primarily as a result of the increase in overall debt outstanding, increased amortization of deferred financing cost as a result of the credit facility amendment, and higher interest rates, partially offset by increased capitalized interest due to development space under construction at BO1, CH2, LA3, NY2, SV8, and VA3. The weighted average principal debt outstanding was $1.3 billion and $1.0 billion during the years ended December 31, 2019, and 2018, respectively. Our daily weighted average interest rate increased from 3.58% during the year ended December 31, 2018, to 3.83% during the year ended December 31, 2019.

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

Operating Activities

Net cash provided by operating activities was $251.6 million for the year ended December 31, 2019, compared to $258.8 million for the year ended December 31, 2018. This decrease of $7.2 million, or 2.8%, was primarily due to increased accounts receivable of $2.8 million during the year ended December 31, 2019, compared to a decrease of $10.9 million during the year ended December 31, 2018. In addition, other liabilities decreased by $7.8 million, primarily due to the settlement of an interest rate swap. The decrease was partially offset by organic growth of our customer revenue base through expansions into new and existing space and as our existing customers increased their power consumption within their deployments.

Investing Activities

Net cash used in investing activities increased by $116.6 million, or 45.6%, to $372.3 million for the year ended December 31, 2019, compared to $255.6 million for the year ended December 31, 2018. This increase was due primarily to higher construction spend on our BO1, CH2, LA3, NY2, SV8, and VA3 development properties and the acquisition of SV9 during the year ended December 31, 2019, compared to construction spending on fewer active development projects during the year ended December 31, 2018.

Financing Activities

Net provided by financing activities was $121.1 million during the year ended December 31, 2019, compared to net cash used in financing activities of $5.8 million during the year ended December 31, 2018.

During the year ended December 31, 2019, we received cash proceeds from issuance of the 2026 Notes, the 2029 Notes, and the 2025 Term Loan (each as defined below), for an aggregate of $500 million, and we made net cash payments on the revolving credit facility of $149.0 million.

During the year ended December 31, 2018, we received cash proceeds from the issuance of 2023 Term Loan, (as defined below), of $150.0 million, and we received cash proceeds, net of payments, from the revolving credit facility of $42.0 million.

We paid $223.9 million in dividends and distributions on our common stock and Operating Partnership units during the year ended December 31, 2019, compared to $193.0 million during the year ended December 31, 2018, as a result of an increase in the annual dividend from $4.02 per share and unit paid during the year ended December 31, 2018, to an annual dividend of $4.64 per share and unit paid during the year ended December 31, 2019.

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

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs including utilities, property maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space and future distributions to common stockholders and holders of our common Operating Partnership units during the next twelve months.

As of December 31, 2019, we had $3.0 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity over the next twelve months will require approximately $225 million to $275 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes the remaining estimated capital required to fund our current expansion projects under construction as of December 31, 2019, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects/Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
TKD expansion(1)
NY2	New York	Q1 / Q2 2020	34,589	$20,991	$51,000	3.8%	4.0
SV8 Phase 3	San Francisco Bay	Q2 2020	54,056	2,602	42,000	—	6.0
Total TKD expansion			88,645	$23,593	$93,000	1.5%	10.0

New development(2)
Ground-up construction
CH2 Phase 1	Chicago	Q2 2020	56,000	$95,552	$120,000	—%	6.0
LA3 Phase 1	Los Angeles	Q3 / Q4 2020	51,000	48,790	134,000	74.3	6.0
Total new development			107,000	$144,342	$254,000	35.4%	12.0

Total development(3)			195,645	$167,935	$347,000	20.0%	22.0
(1)	Turn-Key Data Center (“TKD”) estimated development costs include two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project.
(2)	Includes a portion of the cost of infrastructure to support later phases of the development.
(3)	Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers. We have an estimated $26.7 million in Deferred Expansion Capital under construction at multiple properties as of December 31, 2019, of which $6.4 million has been incurred to-date. We estimate approximately $35 million of additional Deferred Expansion Capital may be required in the future to support existing or anticipated future customer utilization.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash on hand, cash provided by operations, and we expect to add incremental debt financing in 2020 to increase liquidity and continue to pay off a portion of the principal of the debt drawn on our revolving credit facility. Timing, pricing, and the type of debt is dependent on market conditions and we have targeted a total debt issuance in 2020 of approximately $100 million to $200 million. In addition, as circumstances warrant, we may issue equity securities on an opportunistic basis, dependent upon market conditions and available pricing.

On November 8, 2019, our Operating Partnership and certain subsidiary co-borrowers amended and restated our previous credit agreement (as amended and restated, the “Amended and Restated Credit Agreement”), in order to provide additional liquidity of $100 million, which was used to pay down a portion of the then-current revolving credit facility balance and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, (i) extended the maturity on the revolving credit facility from April 19, 2022, to November 8, 2023, with a one year extension option, (ii) extended the maturity date of the $150 million senior unsecured term loan from April 19, 2023, to April 19, 2024 (as amended, the “2024 Term Loan”), and (iii) established a new $350 million senior unsecured term loan maturing on April 1, 2025 (the “2025 Term Loan”), effectively combining and extending the maturities on the $150 million senior unsecured term loan (the “2020 Term Loan”) and the $100 million senior unsecured term loan (the “2021 Term Loan”), which increased our total commitment under the Amended and Restated Credit Agreement from $850 million to $950 million. The accordion feature under the Amended and Restated Credit Agreement was also increased to allow the Operating Partnership to increase the total commitment to $1.5 billion, compared to $1.2 billion previously, under specified circumstances, including secured capital from new or existing lenders. Refer to Item 8. Financial Statements — Note 8 — Debt for additional information.

The total amount available for borrowing under our revolving credit facility is equal to the lessor of $450.0 million or the availability calculated on our unencumbered asset pool. As of December 31, 2019, there was $62.5 million of borrowings outstanding and $4.9 million outstanding under letters of credit. Therefore, $382.6 million remained available for us to borrow under our revolving credit facility.

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, the ground up construction of new data center buildings, including SV9, additional phases of our current CH2, LA3, and SV8 developments, Deferred Expansion Capital, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common stockholders and holders of our common Operating Partnership units, scheduled debt maturities, and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. We have material contracts that are indexed to USD-LIBOR, including agreements governing certain of our indebtedness, and are monitoring this activity and evaluating the related risks. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. In September 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contracts that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our business, financial condition and results of operations cannot yet be determined. See Item 1A. “Risk Factors – Fluctuations in interest rates could materially affect our financial results” of this Annual Report for more information.

Inflation

Substantially all of our leases contain annual rent increases and our leases have an average lease term of three to four years. As a result, we believe that we are largely insulated from the effects of inflation, except to the extent taxes, power costs, labor costs, insurance costs, and similar expenses, in aggregate increase more than our rental rates increase. However, any increases in the costs of development of our data center properties will generally result in increased cash requirements to develop our data center properties and increased depreciation expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these development costs to our customers in the form of higher rents.

Indebtedness

A summary of outstanding indebtedness as of December 31, 2019, and 2018, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2019	2018
Revolving credit facility	3.01% and 3.95% at December 31, 2019, and December 31, 2018, respectively	November 8, 2023	$62,500	$211,500
2020 Senior unsecured term loan	3.37% at December 31, 2018	—	—	150,000
2021 Senior unsecured term loan	3.90% at December 31, 2018	—	—	100,000
2022 Senior unsecured term loan	2.96% and 3.65% at December 31, 2019, and December 31, 2018, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at December 31, 2019, and December 31, 2018, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan	3.44% and 4.01% at December 31, 2019, and December 31, 2018, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at December 31, 2019, and December 31, 2018, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan	2.81% at December 31, 2019	April 1, 2025	350,000	—
2026 Senior unsecured notes	4.52% at December 31, 2019	April 17, 2026	200,000	—
2029 Senior unsecured notes	4.31% at December 31, 2019	April 17, 2029	200,000	—
Total principal outstanding			1,487,500	1,136,500
Unamortized deferred financing costs			(9,098)	(5,677)
Total debt			$1,478,402	$1,130,823

As of December 31, 2019, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of December 31, 2019, and 2018, as well as the available borrowing capacity under our revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 8—Note 8—Debt in “Financial Statements and Supplementary Data” included in this Annual Report.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$26,842	$26,590	$26,197	$24,350	$23,382	$106,361	$233,722
Revolving credit facility(1)	1,883	1,883	1,883	64,110	—	—	69,759
Senior unsecured term loans (2)	20,903	20,903	216,767	14,978	161,362	352,481	787,393
Senior unsecured notes (3)	30,788	30,788	30,788	177,380	194,746	447,251	911,740
Construction contracts (4)	189,424	—	—	—	—	—	189,424
Other (5)	6,537	4,630	4,636	4,610	4,559	49,304	74,276
Total	$276,377	$84,794	$280,272	$285,427	$384,049	$955,397	$2,266,315
(1)	Includes $62.5 million outstanding and estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of November 8, 2023. The revolving credit facility is subject to variable rates. We estimated interest payments on the revolving credit facility based on the interest rate as of December 31, 2019.
(2)	Includes $200 million, $150 million, and $350 million outstanding and estimated annual interest payments through the respective maturity dates for the 2022, 2024, and 2025 senior unsecured term loans, respectively. We estimated interest payments based on our in place interest rate swap agreements and the variable interest rates as of December 31, 2019.
(3)	Includes $150.0 million outstanding and estimated annual interest payments, fixed at 4.19%, through the maturity date of June 15, 2023, $175 million outstanding and estimated annual interest payments, fixed at 3.91%, through the maturity date of April 20, 2024, $200 million outstanding and estimated annual interest payments, fixed at 4.52%, through the maturity date of April 17, 2026, and $200 million outstanding and estimated annual interest payments, fixed at 4.31%, through the maturity date of April 17, 2029.
(4)	Consists of obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.
(5)	Consists of obligations for power contracts and telecommunications leases.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company did not have any off-balance sheet arrangements.

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

Capitalization of Costs. Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. For the year ended December 31, 2017, we also capitalized a portion of internal sales employees’ compensation and payroll-related fringe benefits that directly relate to time spent executing successful lease agreements. Effective January 1, 2018, we adopted Accounting Standards Codification Topic 842, Leases, which provides a narrower definition of initial direct costs that can be capitalized. As a result, only the incremental costs of signing a lease are capitalized as lease commissions and costs related to internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees are accounted for as a sales and marketing expense in the consolidated statements of operations. During the years ended December 31, 2019, 2018, and 2017, we capitalized $16.1 million, $7.0 million, and $9.7 million, respectively, of internal initial direct costs.

Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs (including interest), real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred. Indirect costs capitalized for the years ended December 31, 2019, 2018, and 2017, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest	$13,648	$5,595	$3,282
Real estate taxes and insurance	1,934	1,155	708
Employee salaries and benefits	6,015	4,617	3,618
Capitalized indirect development costs	$21,597	$11,367	$7,608

Recoverability of Long-Lived Assets. We review the carrying value of our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, which includes the determination of property operating cash flows and forecasted rental rates. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of the asset. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into an impairment review analysis, these changes could result in an adjustment to the carrying amount of our long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of the property over its estimated fair value would be charged against net income. No such impairment losses have been recognized to date.

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

As of December 31, 2019, we had $762.5 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of December 31, 2019, we have four effective interest rate swap agreements in place to fix the interest rate on $325.0 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $437.5 million of variable rate debt outstanding as of December 31, 2019.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $437.5 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $4.4 million per year.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of indicators an operating property may not be recoverable

As described in Notes 2 and 4, the Company had $1,758.3 million of net investments in real estate as of December 31, 2019. The Company reviews properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an indicator of possible impairment exists, the Company evaluates the property for impairment by comparing the carrying amount to an estimate of undiscounted cash flows from the future use of the property and eventual disposal.

We identified the evaluation of indicators an operating property may not be recoverable to be a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the events or changes in circumstances that may indicate the carrying value of the operating property may not be fully recoverable. In particular, evaluating the Company’s assumptions regarding the property’s operating cash flows and forecasted rental rates involve a high level of subjective and complex auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for identifying indicators that a long-lived asset may not be recoverable, including controls related to property operating cash flows and forecasted rental rates. We compared the Company’s historical estimated property’s cash flows to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s assumptions regarding forecasted rental rates by comparing them to third-party market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Denver, Colorado
February 7, 2020

CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Investments in real estate:
Land	$94,593	$86,955
Buildings and improvements	1,989,731	1,730,329
	2,084,324	1,817,284
Less: Accumulated depreciation and amortization	(720,498)	(590,784)
Net investment in operating properties	1,363,826	1,226,500
Construction in progress	394,474	265,921
Net investments in real estate	1,758,300	1,492,421
Operating lease right-of-use assets, net	172,976	190,304
Cash and cash equivalents	3,048	2,599
Accounts and other receivables, net of allowance for doubtful accounts of $371 and $417 as of December 31, 2019, and December 31, 2018, respectively	21,008	18,464
Lease intangibles, net of accumulated amortization of $4,022 and $7,756 as of December 31, 2019, and December 31, 2018, respectively	3,939	6,943
Goodwill	40,646	40,646
Other assets, net	101,082	102,290
Total assets	$2,100,999	$1,853,667

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $9,098 and $5,677 as of December 31, 2019, and December 31, 2018, respectively	$1,478,402	$1,130,823
Operating lease liabilities	187,443	202,699
Accounts payable and accrued expenses	123,304	89,315
Accrued dividends and distributions	62,332	55,679
Acquired below-market lease contracts, net of accumulated amortization of $1,511 and $3,840 as of December 31, 2019, and December 31, 2018, respectively	2,511	2,846
Unearned revenue, prepaid rent and other liabilities	33,119	37,672
Total liabilities	1,887,111	1,519,034
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 37,701,042 and 36,708,691 shares issued and outstanding at December 31, 2019, and December 31, 2018, respectively	373	363
Additional paid-in capital	512,324	491,314
Accumulated other comprehensive loss	(6,026)	(2,193)
Distributions in excess of net income	(348,509)	(246,929)
Total stockholders' equity	158,162	242,555
Noncontrolling interests	55,726	92,078
Total equity	213,888	334,633
Total liabilities and equity	$2,100,999	$1,853,667

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$485,131	$463,086	$407,680
Interconnection revenue	75,751	69,709	62,293
Office, light-industrial and other revenue	11,845	11,597	11,848
Total operating revenues	572,727	544,392	481,821
Operating expenses:
Property operating and maintenance	157,293	152,357	132,820
Real estate taxes and insurance	22,866	19,239	14,913
Depreciation and amortization	152,925	141,633	129,251
Sales and marketing	22,439	21,023	18,176
General and administrative	43,764	40,090	37,548
Rent	32,624	27,696	24,125
Transaction costs	—	75	176
Total operating expenses	431,911	402,113	357,009
Operating income	140,816	142,279	124,812
Interest expense	(41,712)	(35,526)	(24,147)
Income before income taxes	99,104	106,753	100,665
Income tax (expense) benefit	(67)	10	(174)
Net income	$99,037	$106,763	$100,491
Net income attributable to noncontrolling interests	23,197	28,841	25,636
Net income attributable to CoreSite Realty Corporation	$75,840	$77,922	$74,855
Preferred stock dividends	—	—	(7,924)
Original issuance costs associated with redeemed preferred stock	—	—	(4,326)
Net income attributable to common shares	$75,840	$77,922	$62,605
Net income per share attributable to common shares:
Basic	$2.06	$2.23	$1.85
Diluted	$2.05	$2.22	$1.84
Weighted average common shares outstanding
Basic	36,766,310	34,957,244	33,792,759
Diluted	36,943,873	35,137,495	34,058,949

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$99,037	$106,763	$100,491
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(5,038)	(3,676)	580
Reclassification of other comprehensive income (loss) to interest expense	212	(326)	623
Comprehensive income	94,211	102,761	101,694
Comprehensive income attributable to noncontrolling interests	22,030	27,912	25,985
Comprehensive income attributable to CoreSite Realty Corporation	$72,181	$74,849	$75,709

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

					Accumulated
				Additional	Other	Distributions	Total
	Preferred	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Stock	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2017	$115,000	33,896,771	$334	$438,531	$(101)	$(118,038)	$435,726	$161,360	$597,086
Redemption of noncontrolling interests	—	15,011	—	167	—	—	167	(167)	—
Redemption of preferred stock	(115,000)	—	—	4,326	—	(4,326)	(115,000)	—	(115,000)
Issuance of stock awards, net of forfeitures	—	131,272	—	—	—	—	—	—	—
Exercise of stock options	—	197,761	2	4,818	—	—	4,820	—	4,820
Share-based compensation	—	—	2	9,653	—	—	9,655	—	9,655
Dividends declared on preferred stock	—	—	—	—	—	(7,924)	(7,924)	—	(7,924)
Dividends and distributions	—	—	—	—	—	(122,133)	(122,133)	(49,554)	(171,687)
Net income	—	—	—	—	—	74,855	74,855	25,636	100,491
Other comprehensive income	—	—	—	—	854	—	854	349	1,203
Balance at December 31, 2017	$—	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	—	2,261,068	23	20,852	127	—	21,002	(21,002)	—
Issuance of stock awards, net of forfeitures	—	188,152	—	—	—	—	—	—	—
Exercise of stock options	—	18,656	—	310	—	—	310	—	310
Share-based compensation	—	—	2	12,657	—	—	12,659	—	12,659
Dividends and distributions	—	—	—	—	—	(147,285)	(147,285)	(52,456)	(199,741)
Net income	—	—	—	—	—	77,922	77,922	28,841	106,763
Other comprehensive income	—	—	—	—	(3,073)	—	(3,073)	(929)	(4,002)
Balance at December 31, 2018	$—	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633
Redemption of noncontrolling interests	—	803,610	8	5,414	(174)	—	5,248	(5,248)	—
Issuance of stock awards, net of forfeitures	—	171,354	—	—	—	—	—	—	—
Exercise of stock options	—	17,387	—	364	—	—	364	—	364
Share-based compensation	—	—	2	15,232	—	—	15,234	—	15,234
Dividends and distributions	—	—	—	—	—	(177,420)	(177,420)	(53,134)	(230,554)
Net income	—	—	—	—	—	75,840	75,840	23,197	99,037
Other comprehensive loss	—	—	—	—	(3,659)	—	(3,659)	(1,167)	(4,826)
Balance at December 31, 2019	$—	37,701,042	$373	$512,324	$(6,026)	$(348,509)	$158,162	$55,726	$213,888

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,037	$106,763	$100,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,925	141,633	129,251
Amortization of above/below market leases	(254)	(580)	(598)
Amortization of deferred financing costs and hedge amortization	3,338	2,370	1,676
Share-based compensation	14,384	12,038	8,946
Bad debt expense (recovery)	291	(229)	1,338
Changes in operating assets and liabilities:
Accounts receivable	(2,836)	10,923	(5,087)
Deferred rent receivable	4,827	(3,124)	(3,645)
Initial direct costs	(13,422)	(11,672)	(13,315)
Other assets	(8,132)	(4,079)	(10,924)
Accounts payable and accrued expenses	8,208	3,502	1,224
Unearned revenue, prepaid rent and other liabilities	(9,097)	(1,275)	(2,235)
Operating leases	2,316	2,491	2,234
Net cash provided by operating activities	251,585	258,761	209,356
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(4,014)	(5,247)	(7,850)
Real estate improvements	(342,187)	(239,715)	(153,956)
Business combinations and asset acquisitions	(26,060)	(10,681)	(12,158)
Net cash used in investing activities	(372,261)	(255,643)	(173,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	364	310	4,820
Proceeds from revolving credit facility	397,298	253,036	274,000
Payments on revolving credit facility	(546,299)	(211,036)	(298,500)
Proceeds from unsecured debt	500,000	150,000	275,000
Payments of loan fees and costs	(6,337)	(5,038)	(2,410)
Redemption of preferred stock	—	—	(115,000)
Dividends and distributions	(223,901)	(193,038)	(172,484)
Net cash provided by (used in) financing activities	121,125	(5,766)	(34,574)
Net change in cash and cash equivalents	449	(2,648)	818
Cash and cash equivalents, beginning of period	2,599	5,247	4,429
Cash and cash equivalents, end of period	$3,048	$2,599	$5,247
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$31,123	$32,579	$22,252
Cash paid for operating lease liabilities	$25,206	$21,994	$20,764
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$64,776	$41,328	$32,228
Accrual of dividends and distributions	$62,332	$55,679	$48,976
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$1,040	$114,989	$8,330

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of December 31, 2019, the Company owns a 77.6% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others own a 22.4% interest in our Operating Partnership. See additional discussion in Note 11, Noncontrolling Interests – Operating Partnership.

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

Recent Accounting Pronouncements

Fair Value Measurement

In August 2018, the FASB issued guidance codified in ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the overall usefulness of disclosures to financial statement users and reduces unnecessary costs in preparing fair value measurement disclosures. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We will adopt this standard effective January 1, 2020, and we do not expect the provisions of ASU 2018-13 to have a material impact on our consolidated financial statements.

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued guidance codified in ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The standard will be effective, on either a prospective or retrospective basis, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We will adopt this standard effective January 1, 2020, and we do not expect the provisions of ASU 2018-15 to have a material impact on our consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $13.6 million, $5.6 million and $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $136.0 million, $122.9 million and $108.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The fair value of intangibles related to in-place leases includes the value of lease intangibles for above-market and below-market leases, lease origination costs, and customer relationships, determined on a lease-by-lease basis. Above-market and below-market leases are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease and, for below-market leases, over a time period equal to the initial term plus any below-market fixed rate renewal periods. Lease origination costs include estimates of costs avoided associated with leasing the property, including tenant allowances and improvements and leasing commissions. Customer relationship intangibles relate to the additional revenue opportunities expected to be generated through rental services, interconnection services, and utility services to be provided to the in-place lease tenants.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the years ended December 31, 2019, 2018, or 2017.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2019, and 2018, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the years ended December 31, 2019, 2018, or 2017.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $14.2 million, $15.6 million, and $16.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Initial direct costs are included within other assets in the consolidated balance sheets and consisted of the following, net of amortization, as of December 31, 2019, and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Internal sales commissions	$15,064	$14,199
Third party commissions	10,845	9,855
Other	462	597
Total	$26,371	$24,651

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the years ended December 31, 2019, 2018, and 2017, no impairment of long-lived assets was recognized in the consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. For the years ended December 31, 2019, 2018, and 2017, no impairment of internal-use software was recognized in the consolidated financial statements.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to be uncollectible. At December 31, 2019, and 2018, the allowance for doubtful accounts totaled $0.4 million on the consolidated balance sheets at each date.

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate space and are included within operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. We elected the practical expedient to combine our lease and related nonlease components for our lessee building leases.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At December 31, 2019, and 2018, the amount included in unearned revenue, prepaid rent and other liabilities on the consolidated balance sheets was approximately $1.7 million and $1.6 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2019, and 2018, the gross deferred income taxes were not material.

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

3. Acquisitions

On August 29, 2017, we acquired a two-acre land parcel adjacent to our existing Santa Clara campus, with a total real estate cost of $12.2 million. We are currently constructing a 162,000 NRSF data center building on the acquired land parcel, which we refer to as SV8, of which we have placed 108,000 NRSF into service during the year ended December 31, 2019.

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We are currently constructing a 169,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as CH2.

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

4. Investment in Real Estate

The following is a summary of the properties owned or leased by market at December 31, 2019 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$119,227	$931	$125,312
Chicago(1)	5,493	115,699	100,118	221,310
Denver	—	32,659	2,461	35,120
Los Angeles(1)	18,672	376,525	60,178	455,375
Miami	728	14,491	133	15,352
New York	2,729	155,746	56,271	214,746
Northern Virginia	21,856	398,742	101,619	522,217
San Francisco Bay(1)	39,961	776,642	72,763	889,366
Total	$94,593	$1,989,731	$394,474	$2,478,798

(1)	Refer to Note 3, Acquisitions, for further detail on CH2, U.S. Colo, SV8, and SV9 acquisitions.

The following is a summary of the properties owned or leased by market at December 31, 2018 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	$5,154	$107,596	$1,644	$114,394
Chicago	5,493	113,875	14,478	133,846
Denver	—	30,740	476	31,216
Los Angeles	18,672	338,011	51,688	408,371
Miami	728	14,014	69	14,811
New York	2,729	152,956	33,796	189,481
Northern Virginia	22,793	346,209	94,623	463,625
San Francisco Bay	31,386	626,928	69,147	727,461
Total	$86,955	$1,730,329	$265,921	$2,083,205

5. Other Assets

Our other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of December 31, 2019, and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Deferred rent receivable	$38,335	$43,162
Initial direct costs	26,371	24,651
Internal-use software	16,747	17,708
Prepaid expenses	7,675	7,090
Corporate furniture, fixtures and equipment	4,848	5,006
Deferred financing costs - revolving credit facility	3,148	2,880
Other	3,958	1,793
Total	$101,082	$102,290

Initial direct costs are amortized as amortization expense on a straight-line basis over the remaining lease terms of the underlying leases. The estimated amortization of initial direct costs for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,
2020	$10,926
2021	6,722
2022	3,337
2023	1,506
2024	1,247
Thereafter	2,633
Total	$26,371

6. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from 1 year to 10 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years and ten years at December 31, 2019, and December 31, 2018, respectively. The weighted-average discount rate was 4.9% at each date.

During the year ended December 31, 2019, we extended the term of approximately 5,300 NRSF at our existing DE1 data center from October 2019 to October 2024. As a result of this extension, we remeasured the lease liability and adjusted the ROU asset by approximately $1.0 million.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Lease expense:
Operating lease expense	$26,566	$22,927	$20,345
Variable lease expense	6,058	4,769	3,780
Rent expense	$32,624	$27,696	$24,125

The future minimum lease payments to be paid under noncancelable operating leases in effect at December 31, 2019, are as follows (in thousands):

Operating
Year Ending December 31,	Leases
2020	$26,842
2021	26,590
2022	26,197
2023	24,350
2024	23,382
Thereafter	106,361
Total lease payments	$233,722
Less imputed interest	(46,279)
Total	$187,443

7. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Lease revenue:
Minimum lease revenue	$409,622	$390,691	$350,497
Variable lease revenue	87,354	83,992	69,031
Total lease revenue	$496,976	$474,683	$419,528

The future minimum lease payments to be received under noncancelable data center, office, light-industrial, and other operating leases in effect at December 31, 2019, are as follows (in thousands):

Minimum
Year Ending December 31,	Lease Payments
2020	$354,857
2021	254,291
2022	170,979
2023	111,055
2024	82,759
Thereafter	212,821
Total	$1,186,762

8. Debt

A summary of outstanding indebtedness as of December 31, 2019, and 2018, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2019	2018
Revolving credit facility	3.01% and 3.95% at December 31, 2019, and December 31, 2018, respectively	November 8, 2023	$62,500	$211,500
2020 Senior unsecured term loan	3.37% at December 31, 2018	—	—	150,000
2021 Senior unsecured term loan	3.90% at December 31, 2018	—	—	100,000
2022 Senior unsecured term loan	2.96% and 3.65% at December 31, 2019, and December 31, 2018, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at December 31, 2019, and December 31, 2018, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan(1)	3.44% and 4.01% at December 31, 2019, and December 31, 2018, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at December 31, 2019, and December 31, 2018, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan(1)	2.81% at December 31, 2019	April 1, 2025	350,000	—
2026 Senior unsecured notes(1)	4.52% at December 31, 2019	April 17, 2026	200,000	—
2029 Senior unsecured notes	4.31% at December 31, 2019	April 17, 2029	200,000	—
Total principal outstanding		`	1,487,500	1,136,500
Unamortized deferred financing costs			(9,098)	(5,677)
Total debt			$1,478,402	$1,130,823
(1)	Our Operating Partnership has in place swap agreements with respect to the term loans noted above. The interest rates presented represent the effective interest rates as of December 31, 2019, including the impact of the interest rate swaps, which effectively fix the interest rate on a portion of our variable rate debt. See Note 9 – Derivatives and Hedging Activities.

Revolving Credit Facility

On November 8, 2019, our Operating Partnership and certain subsidiary co-borrowers entered into the Fifth Amended and Restated Credit Agreement (as amended and restated, the “Amended and Restated Credit Agreement”), which amended and restated our previous credit agreement, to provide additional liquidity of $100 million, which was used to pay down a portion of the then-existing revolving credit facility and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, decreased the interest rates on borrowings under the revolving credit facility and certain term loans, and extended the maturity date from April 19, 2022, to November 8, 2023, with a one-time extension option, which, if exercised, would extend the maturity date to November 8, 2024. The exercise of the extension option is subject to payment of an extension fee equal to 10 basis points of total commitments under the Amended and Restated Credit Agreement at initial maturity and certain other customary conditions. The Amended and Restated Credit Agreement increased our total commitment from $850 million to $950 million, consisting of a $450 million revolving credit facility, a $150 million senior unsecured term loan scheduled to mature on April 19, 2024, and a $350 million senior unsecured term loan scheduled to mature on April 1, 2025. See “2024 Senior Unsecured Term Loan” and “2025 Senior Unsecured Term Loan” below for a discussion of the $150 million and $350 million senior unsecured term loans, respectively. The Amended and Restated Credit Agreement also increased our accordion feature by $200 million to $550 million, which allows our Operating Partnership to increase our total commitments from $950 million to $1.5 billion, under specified circumstances, including secured capital from new or existing lenders.

Borrowings under the revolving credit facility have been amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 125 basis points to 185 basis points, or (ii) a base rate plus 25 basis points to 85 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2019, our Operating Partnership’s leverage ratio was 29.0% and the interest rate was LIBOR plus 125 basis points.

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of December 31, 2019, the borrowing capacity was $450.0 million. As of December 31, 2019, $62.5 million was borrowed and outstanding, $4.9 million was outstanding under letters of credit, and therefore $382.6 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of December 31, 2019, was 29.0%;
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of December 31, 2019, was 0%; and,
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of December 31, 2019 5.9 to 1.0.

The Amended and Restated Credit Agreement ranks pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, and the 2029 Notes (each as defined herein) and contains the same financial covenants and other customary restrictive covenants as those debt instruments. In connection with the Amended and Restated Credit Agreement, the revolving credit facility and senior unsecured term loans were amended to remove or change certain financial covenants and other customary restrictive covenants, including removal of covenants limiting distributions (except upon an event of default), incurrence of unhedged variable rate debt, and increases or decreases, as applicable to a number of ratios and other figures in the Amended and Restated Credit Agreement resulting in increased flexibility for our Operating Partnership. As of December 31, 2019, we were in compliance with all of the financial covenants under the Amended and Restated Credit Agreement.

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

The 2022 Term Loan ranks pari passu with the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2019, we were in compliance with all of the financial covenants under the 2022 Term Loan.

Borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2019, our Operating Partnership’s leverage ratio was 29.0% and the interest rate was LIBOR plus 120 basis points.

2024 Senior Unsecured Term Loan

On November 8, 2019, pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries extended the term of the $150 million senior unsecured term loan (as amended, the “2024 Term Loan”) from April 19, 2023, to April 19, 2024. The 2024 Term Loan ranks pari passu with the 2022 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2019, we were in compliance with all of the financial covenants under the 2024 Term Loan.

Borrowings under the 2024 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2019, our Operating Partnership’s leverage ratio was 29.0% and the interest rate was LIBOR plus 120 basis points.

2025 Senior Unsecured Term Loan

On November 8, 2019, pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into a new $350 million senior unsecured term loan (the “2025 Term Loan”) maturing on April 1, 2025. The proceeds from the 2025 Term Loan were used to pay down the previous $150 million 2020 Term Loan and the $100 million 2021 Term Loan, pay down a portion of the then-existing revolving credit facility, and for general corporate purposes. The 2025 Term Loan ranks pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of December 31, 2019, we were in compliance with all of the financial covenants under the 2025 Term Loan.

Borrowings under the 2025 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2019, our Operating Partnership’s leverage ratio was 29.0% and the interest rate was LIBOR plus 120 basis points.

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

The 2023 Notes rank pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2024 Notes, the 2026 Notes, the 2029 Notes, and the Amended and Restated Credit Agreement. On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase Agreement. As of December 31, 2019, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2026 Notes, the 2029 Notes, and the Amended and Restated Credit Agreement. On June 12, 2018, the 2024 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of December 31, 2019, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

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

Interest is payable semiannually, on the 15th day of February and August of each year, commencing on February 15, 2020. The 2026 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of the Subsidiary Guarantors.

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

The 2026 Notes rank pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. The 2026 Note Purchase Agreement conforms to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, on the date of the 2026 Note Purchase Agreement and from time to time, certain additional financial covenants in the Amended and Restated Credit Agreement will be automatically incorporated into the 2026 Note Purchase Agreement and, subject to certain conditions, will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2026 Note Purchase Agreement. As of December 31, 2019, we were in compliance with all of the financial covenants under the 2026 Note Purchase Agreement.

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

Interest is payable semiannually, on the 15th day of February and August of each year, commencing on February 15, 2020. The 2029 Notes are senior unsecured obligations of our Operating Partnership and are jointly and severally guaranteed by the Company and each of the Subsidiary Guarantors.

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

The 2029 Notes rank pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, and the Amended and Restated Credit Agreement. As of December 31, 2019, we were in compliance with all of the financial covenants under the 2026 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due (in thousands):

Year Ending December 31,
2020	$—
2021	—
2022	200,000
2023	212,500
2024	325,000
Thereafter	750,000
Total principal outstanding	1,487,500
Unamortized deferred financing costs	(9,098)
Total debt, net	$1,478,402

9. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of the years ended December 31, 2019, and 2018 (in thousands):

Notional Amount						Fair Value (Level 2) (1)
December 31,	December 31,	Type of	Strike Rate	Effective	Expiration	December 31,	December 31,
2019	2018	Derivative	as of 12/31/19	Date	Date	2019	2018
$—	$50,000	Interest Rate Swap	—%	2/28/2014	1/31/2019	$—	$43
75,000	75,000	Interest Rate Swap	2.63	5/5/2015	5/5/2020	67	1,099
75,000	75,000	Interest Rate Swap	3.92	5/5/2018	4/5/2023	(2,819)	(897)
—	175,000	Interest Rate Swap	—	6/3/2019	4/3/2019	—	(3,183)
100,000	—	Interest Rate Swap	2.79	11/8/2019	4/1/2025	55	—
75,000	—	Interest Rate Swap	2.79	11/8/2019	4/1/2025	41	—
$325,000	$375,000					$(2,656)	$(2,938)
(1)	Derivative assets are recorded at fair value in our condensed consolidated balance sheets in other assets and derivative liabilities are recorded at fair value in our condensed consolidated balance sheets in unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

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

The following table shows the effect of the derivatives on our consolidated financial statements (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash Flow Hedges
Unrealized gain (loss) recognized in other comprehensive income	$(5,038)	$(3,676)	$580
Gain (loss) reclassified from other comprehensive income to interest expense	212	(326)	623
Interest expense	41,712	35,526	24,147

Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning January 1, 2020, we estimate that $1.6 million will be reclassified as an increase to interest expense.

10. Stockholders’ Equity

At December 31, 2019, 120 million shares were authorized to be issued by the Company, of which 100 million shares represent common stock and 20 million represent preferred stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of stock to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class of series of shares to be issued.

Common Stock

At December 31, 2019, we had 37.7 million shares of common stock issued and outstanding. Since our IPO, we have issued common stock under our 2010 Plan (as defined in Note 12, Equity Incentive Award Plan), in which certain of our employees and outside directors participate to provide compensation in the form of common stock. Under the 2010 Plan, we received proceeds from the exercise of stock options of $0.4 million, $0.3 million, and $4.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Also, we issued shares of common stock as restricted stock award and performance stock award grants, net of forfeitures, and option exercises, net of settlements, in the amount of 188,741, 206,808 and 329,033 during the years ended December 31, 2019, 2018, and 2017, respectively. See Note 12, Equity Incentive Award Plan, for additional information on our 2010 Plan.

During the years ended December 31, 2019, 2018, and 2017, 800,000, 2,250,000 and 3,000,000 common Operating Partnership units held by the Carlyle Group were redeemed on a one-for-one basis for shares of our common stock in connection with the sale by The Carlyle Group of our common stock. During the years ended December 31, 2019, 2018, and 2017, 3,610, 11,068 and 15,011 common Operating Partnership units held by other third parties were redeemed on a one-for-one basis for shares of our common stock, respectively. See Note 11, Noncontrolling Interests – Operating Partnership, for additional information.

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

Dividends

In 2019, 2018, and 2017, we paid all our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends per share for the years then ended:

	Year Ended December 31,
Record Date	2019	2018	2017
Common Stock:
Ordinary income(1)	$3.07	$3.09	$2.13
Qualified dividend	—	—	—
Capital gains	—	—	—
Return of capital	1.57	0.93	0.91
Total dividend (2)	$4.64	$4.02	$3.04

Preferred Stock:
Ordinary income	$—	$—	$1.36
Qualified dividend	—	—	—
Capital gains	—	—	—
Total dividend (3)	$—	$—	$1.36
(1)	All 2018 and 2019 ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A. Shareholders are encouraged to consult with their tax advisors regarding their specific treatment of CoreSite distributions.
(2)	A $1.22 per share or unit distribution was paid in January, all of which will apply to tax year 2020. A $1.10 per share or unit distribution was paid in January 2019, all of which will apply to tax year 2019. A $0.98 per share or unit distribution was paid in January 2018, all of which applied to tax year 2018. Of the $2.36 taxable dividend in 2016, $0.80 was paid in January 2017, of which $0.44 applied to tax year 2017.
(3)	All outstanding shares and dividends of the 7.25% Series A Cumulative Redeemable Preferred Stock were redeemed at $25.292014 per share at December 12, 2017. Of the $1.81 taxable dividend in 2016, $0.45 was paid in January 2017.

In order to comply with the REIT requirements of the Code, we are generally required to make common stock distributions (other than capital gain distributions) to our stockholders at least equal to (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net taxable income (after tax), if any, from foreclosure property, minus (ii) certain excess non-cash income. Our common stock dividend policy is to distribute, at a minimum, a percentage of our cash flow to ensure we will meet the distribution requirements of the Code, while allowing us to retain cash to meet other needs, such as capital improvements and other investment activities. Any subsequent increases and/or anticipated increases are generally correlated to increases in our growth of cash flow.

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

Our federal tax return for the year ended December 31, 2019 has not been filed. The taxability information presented for our dividends paid in 2019 is based upon management’s estimates.

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

The following table shows the common ownership interest in our Operating Partnership as of December 31, 2019, and December 31, 2018:

	December 31, 2019		December 31, 2018
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	37,244,987	77.6%	36,256,032	75.8%
Noncontrolling interests	10,771,658	22.4	11,575,268	24.2
Total	48,016,645	100.0%	47,831,300	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the year ended December 31, 2019, we issued 185,345 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of March 29, 2019, June 28, 2019, September 30, 2019, and December 31, 2019, received quarterly distributions of $1.10 per unit, $1.22 per unit, $1.22 per unit, and $1.22 per unit, respectively, payable in correlation with declared dividends on shares of our common stock.

During the years ended December 31, 2019, 2018, and 2017, 803,610, 2,261,068, and 15,011, common Operating Partnership units held by The Carlyle Group and other third parties were redeemed on a one-for-one basis for shares of our common stock in connection with the sale by The Carlyle Group and other third parties of shares of our common stock, respectively. These redemptions were recorded as $5.2 million, $21.0 million, and $0.2 million reductions to noncontrolling interests in our Operating Partnership and a corresponding increase to total stockholder’s equity in the consolidated balance sheets for the years ended December 31, 2019, 2018, and 2017, respectively.

The redemption value of the noncontrolling interests at December 31, 2019, was $1.2 billion based on the closing price of the Company’s common stock of $112.12 on the last trading day prior to that date.

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

As of December 31, 2019, 2,674,745 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013. The following table sets forth stock option activity under the 2010 Plan for the years ended December 31, 2019, 2018, and 2017

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	265,550	$22.96	5.0 years	$ 15.0 million
Granted	—	—
Exercised	(197,761)	24.37		$ 13.3 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2017	67,789	$19.12	3.4 years	$ 6.4 million
Granted	—	—
Exercised	(18,656)	16.63		$ 1.6 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2018	49,133	$20.06	2.6 years	$ 3.3 million
Granted	—	—
Exercised	(17,387)	20.94		$ 1.7 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2019	31,746	$19.57	1.4 years	$ 2.9 million

As of December 31, 2017, all stock option awards were fully vested and exercisable.

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

The following table sets forth the number of unvested restricted stock awards and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted Stock Awards and Units	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2016	323,641	$53.84
Granted	139,788	85.79
Forfeited	(34,020)	64.00
Vested	(139,566)	44.31
Unvested balance, December 31, 2017	289,843	$70.71
Granted	155,697	96.47
Forfeited	(36,546)	84.10
Vested	(124,115)	64.03
Unvested balance, December 31, 2018	284,879	$85.98
Granted	160,361	99.91
Forfeited	(21,910)	94.03
Vested	(130,957)	78.32
Unvested balance, December 31, 2019	292,373	$96.44

As of December 31, 2019, total unearned compensation on restricted stock awards and RSUs was approximately $19.1 million, and the weighted-average vesting period was 2.4 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2018	50,823	173,944	112,385	$96.58
Granted	10,926	76,480	43,703	114.55
Performance adjustment (1)	18,063	(29,819)	(5,878)	—
Forfeited	(1,538)	(5,604)	(3,571)	103.26
Vested	(43,650)	(43,650)	(43,650)	84.78
Unvested balance, December 31, 2019	34,624	171,351	102,989	$107.84
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of December 31, 2019, total unearned compensation on PSAs was approximately $5.6 million, and the weighted-average vesting period was 1.9 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Expected term (in years)	2.82	2.82	2.81
Expected volatility	24.09%	24.15%	23.33%
Expected annual dividend(1)	—	—	—
Risk-free rate	2.48%	2.24%	1.60%
(1)	The fair value of the PSAs assumes reinvestment of dividends.

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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to common shares	$75,840	$77,922	$62,605
Weighted-average common shares outstanding - basic	36,766,310	34,957,244	33,792,759
Effect of potentially dilutive common shares:
Stock options	36,685	47,338	88,399
Unvested awards	140,878	132,913	177,791
Weighted-average common shares outstanding - diluted	36,943,873	35,137,495	34,058,949
Net income per share attributable to common shares
Basic	$2.06	$2.23	$1.85
Diluted	$2.05	$2.22	$1.84

In the calculations above, we have excluded weighted-average potentially dilutive securities of 2,546, 132,749, and 24,961 for the years ended December 31, 2019, 2018, and 2017, respectively, as their effect would have been antidilutive.

14. Employee Benefit Plan

We have a tax qualified retirement 401(k) plan that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees are eligible to participate on the first of the month following the date of hire. Additionally, on the first of the month following six months of employment, we provide a safe harbor contribution equal to 3% of the participant’s annual salary for the year ended December 31, 2018. The safe harbor contribution was increased to 4% of the participant’s annual salary, effective January 1, 2019. The employee and employer contributions are limited to the maximum amount allowed by the Internal Revenue Service. Both employee and employer contributions vest immediately. For the years ended December 31, 2019, 2018, and 2017, our contributions were $1.7 million, $1.21 million, and $1.1 million, respectively.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.5 billion and $1.1 billion as of December 31, 2019 and 2018, respectively, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, the senior unsecured term loans, and the senior unsecured notes are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements at least commencement. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate at lease commencement, based on Level 3 inputs from the fair value hierarchy.

16. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At December 31, 2019, we had open commitments related to construction contracts of approximately $189.4 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area and power usage, and company-wide improvements that are ancillary to revenue generation. At December 31, 2019, we had open commitments related to these contracts of approximately $74.3 million of which $6.5 million is scheduled to be met during the year ended December 31, 2020.

On April 27, 2018, we filed suit against DGEB Management, LLC and its affiliates, the landlord of our DE1 facility (the “Landlord”), in the District Court, City and County of Denver, State of Colorado (the “District Court”), for certain claims relating to the building where our DE1 facility is located. The parties asserted various claims and counterclaims related to three primary areas: (1) a construction project within the DE1 building to house electrical transformers used to supply power, (2) our usage of images of the DE1 building on our website, and (3) the protocol for cross-connections within the DE1 building. The Landlord demanded approximately $21 million in damages, which included approximately $2.8 million related to the construction project, and further sought to hold us in default under the lease. On August 22, 2019, the jury found in our favor on all claims and counterclaims on which it was asked to decide, and awarded us nominal damages. Upon unopposed application, the District Court vacated deadlines for post-trial matters, including our application for reimbursement of legal fees under the lease, to provide time for the parties to discuss settlement of these post-trial matters. On December 20, 2019, the parties entered into a settlement agreement pursuant to which, among other matters, the parties agreed to file a joint motion to dismiss the litigation with prejudice and the Landlord agreed to pay us $3.1 million through delivery of a promissory note bearing interest at a floating rate of prime plus 2% per annum payable monthly. The promissory note is secured by our lease and other payment obligations, is fully pre-payable without penalty and is due December 20, 2024.

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

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2019, and 2018 (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Revenue	$146,035	$144,891	$142,906	$138,895
Operating income	35,684	33,643	36,056	35,433
Net income	24,745	22,644	25,743	25,905
Net income attributable to common shares	19,194	17,450	19,535	19,661
Net income per share attributable to common shares - basic	$0.51	$0.47	$0.54	$0.54
Net income per share attributable to common shares - diluted	$0.51	$0.47	$0.53	$0.54

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenue	$139,146	$139,180	$136,447	$129,619
Operating income	35,366	34,473	36,103	36,337
Net income	25,898	25,020	27,279	28,566
Net income attributable to common shares	19,631	18,600	19,389	20,302
Net income per share attributable to common shares - basic	$0.54	$0.52	$0.57	$0.60
Net income per share attributable to common shares - diluted	$0.54	$0.52	$0.57	$0.59

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

					Gross Amount Carried at
		Initial Cost		Costs Capitalized	December 31, 2019			Accumulated	Year
			Building and	Subsequent to		Building and		Depreciation at	Acquired
Property Name	Location	Land	Improvements	Acquisition	Land	Improvements	Total	December 31, 2019	or Leased
BO1	Somerville, MA	$6,100	$26,748	$92,464	$5,154	$120,158	$125,312	$66,223	2007
CH1	Chicago, IL	5,493	49,522	66,321	5,493	115,843	121,336	52,821	2010
CH2	Chicago, IL	4,383	—	95,591	—	99,974	99,974	—	2018
DC1	Washington, DC	—	4,797	5,311	—	10,108	10,108	7,404	2010
DC2	Washington, DC	—	—	22,560	—	22,560	22,560	2,336	2017
DE1	Denver, CO	—	37	32,647	—	32,684	32,684	9,238	2012
DE2	Denver, CO	—	4	2,432	—	2,436	2,436	1,081	2012
LA1	Los Angeles, CA	—	41,657	61,776	—	103,433	103,433	57,848	2010
LA2	Los Angeles, CA	18,672	94,114	177,460	18,672	271,574	290,246	94,256	2010
LA3	Los Angeles, CA	9,795	—	48,986	—	58,781	58,781	—	2010
LA4	Los Angeles, CA	—	2,533	382	—	2,915	2,915	890	2018
MI1	Miami, FL	728	9,325	5,299	728	14,624	15,352	4,938	2010
NY1	New York, NY	—	—	43,340	—	43,340	43,340	29,633	2007
NY2	Secaucus, NJ	4,952	18,408	148,046	2,729	168,677	171,406	37,441	2013
SV1	San Jose, CA	6,863	91,719	44,091	6,863	135,810	142,673	49,727	2010
SV2	Milpitas, CA	5,086	5,046	28,342	5,086	33,388	38,474	23,578	2006
SV3	Santa Clara, CA	4,162	3,482	50,985	3,972	54,657	58,629	44,812	2007
SV4	Santa Clara, CA	4,632	3,716	99,272	4,501	103,119	107,620	53,801	2007
SV5	Santa Clara, CA	2,572	—	23,577	2,544	23,605	26,149	3,844	2007
SV6	Santa Clara, CA	4,741	—	36,758	4,825	36,674	41,499	3,377	2007
SV7	Santa Clara, CA	3,793	—	246,559	3,595	246,757	250,352	44,557	2007
SV8	Santa Clara, CA	12,158	—	184,198	8,575	187,781	196,356	1,989	2017
SV9	Santa Clara, CA	25,767	407	1,440	—	27,614	27,614	321	2019
VA1	Reston, VA	6,903	32,939	95,345	6,779	128,408	135,187	81,567	2007
VA2	Reston, VA	5,197	—	135,290	5,539	134,948	140,487	41,563	2007
VA3	Reston, VA	8,529	26,411	155,722	3,866	186,796	190,662	5,773	2016
Reston Campus Expansion	Reston, VA	5,671	17,538	4	5,672	17,541	23,213	1,479	2016
	Total	$146,197	$428,403	$1,904,198	$94,593	$2,384,205	$2,478,798	$720,498

None of our properties are encumbered.

The aggregate cost of the total properties for federal income tax purposes was approximately $2,133.9 million (unaudited) at December 31, 2019.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation (Continued)

December 31, 2019

(in thousands)

The following table reconciles the historical cost and accumulated depreciation of our properties for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Property
Balance, beginning of year	$2,083,205	$1,821,217	$1,643,576
Additions - property acquisitions	26,174	7,474	12,158
Additions - improvements	369,419	254,514	165,483
Balance, end of year	$2,478,798	$2,083,205	$1,821,217

Accumulated Depreciation
Balance, beginning of year	$590,784	$473,141	$369,303
Additions, net of disposals	129,714	117,643	103,838
Balance, end of year	$720,498	$590,784	$473,141

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2019, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which begins on page 57 of this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2020 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report or incorporated by reference:
(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.
(2)	Schedule III—Real Estate and Accumulated Depreciation is included herein at page 86. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(19)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
4.3†	Description of Securities.
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(7)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(11)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation. (26)*
10.8	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.9	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.10	First Amendment to Sublease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(9)
10.11	Second Amendment to Sublease between GI TC One Wilshire Services, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of July 30, 2018.(22)
10.12	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.14	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(8)
10.15	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(8).
10.16	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(9)
10.17

Fifth Amendment to Lease between GI TC One Wilshire, LLC (formerly known as Hines REIT One Wilshire LP) and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of May 29, 2015.(12)

10.18	Sixth Amendment to Lease between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C., effective as of May 31, 2016 (formerly known as CRG West One Wilshire, L.L.C.).(15)
10.19	Seventh Amendment to Lease, dated as of June 30, 2018, between GI TC One Wilshire, LLC and CoreSite One Wilshire, LLC (formerly known as CRG West One Wilshire, L.L.C.).(21)

10.20	Eighth Amendment to Lease, date July 10, 2019, between GI TC One Wilshire, LLC and CoreSite One Wilshire L.L.C (formerly known as CRG West One Wilshire, L.L.C.) (24)
10.21	Form of Restricted Stock Agreement.(3)*
10.22	Form of Restricted Unit Agreement.(1)*
10.23	Form of Management Rights Agreement.(1)*
10.24	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.25	Employment Agreement between CoreSite L.L.C. and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.26	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.27	Employment Agreement between CoreSite L.L.C. and Steve Smith, dated April 20, 2015.(10)*
10.28	Employment Offer Letter between CoreSite L.L.C. and Brian Warren, dated as of September 25, 2011.(14)*
10.29	Employment Agreement between CoreSite L.L.C. and Paul E. Szurek, dated as of July 27, 2016.(17)*
10.30

Fifth Amended and Restated Credit Agreement, among CoreSite, L.P., the subsidiary borrowers party thereto, KeyBank National Association, as administrative agent and a lender, the other lenders party thereto, KeyBanc Capital Markets, RBC Capital Markets, Regions Capital Markets, TD Securities (USA) LLC and Wells Fargo Securities, as revolving credit and term loan III joint lead arrangers and revolving credit and term loan III co-syndication agents, KeyBanc Capital Markets, RBC Capital Markets, SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC and Wells Fargo Securities, as term loan IV joint lead arrangers and term loan IV co-syndication agents, dated as of November 8, 2019. (23)

10.31

Amended and Restated Term Loan Agreement among CoreSite, L.P., as borrower, Royal Bank of Colorado, as administrative agent, on behalf of itself and certain other lenders, and other lenders party thereto, dated as of April 19, 2017.(20)

10.32

First Amendment to Amended and Restated Term Loan Agreements among CoreSite, L.P., as borrower, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, the other lenders party thereto and the guarantors party thereto, dated as of April 19, 2018.(6)

10.33

Second Amendment to Amended and Restated Term Loan Agreement, among CoreSite, L.P., as borrower, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, the other lenders party thereto and the guarantors party thereto, dated as of November 9, 2019. (23)

10.34	Note Purchase Agreement among CoreSite, L.P., CoreSite Realty Corporation, and the purchasers listed on the Purchaser Schedule thereto, dated as of June 15, 2016.(16)
10.35	First Amendment to Note Purchase Agreement dated June 15, 2016 among CoreSite, L.P., CoreSite Realty Corporation and the noteholders party thereto, dated as of June 12, 2018.(13)
10.36	Note Purchase Agreement among CoreSite, L.P., CoreSite Realty Corporation and the purchasers listed on the Purchasers Schedule thereto, dated as of April 20, 2017.(20)
10.37	First Amendment to Note Purchase Agreement dated April 20, 2017 among CoreSite, L.P., CoreSite Realty Corporation and the noteholders party thereto, dated as of June 12, 2018.(13)
10.38	Amended and Restated Non-Employee Director Compensation Policy.(18)*
10.39	2019 Executive Short-Term Incentive Plan. (18)*
10.40	Note Purchase Agreement, dated as of April 17, 2019, by and among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto. (25)
21.1†	Subsidiaries of CoreSite Realty Corporation.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF† 104	XBRL Taxonomy Extension Definition Linkbase Document. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Represents management contract or compensatory plan or agreement.
†	Filed herewith.
+	Furnished herewith.

(1)Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.
(4)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on January 6, 2011.
(5)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on February 11, 2011.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2018.
(7)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 18, 2012.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 2, 2012.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 24, 2015.
(11)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2015.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2018.
(14)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on April 29, 2016.
(15)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016.
(16)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 16, 2016.
(17)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 28, 2016.
(18)	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on April 26, 2019.
(19)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(20)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2017.
(21)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2018.
(22)Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 26, 2018.
(23)Incorporated by reference to our Current Report on Form 8-K filed on November 8, 2019.

(24)Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2019.
(25)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 17, 2019.
(26)Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on February 8, 2019.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 7, 2020	CORESITE REALTY CORPORATION

	By:	/s/ Paul E. Szurek
Paul E. Szurek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Szurek	President and Chief Executive Officer	February 7, 2020
Paul E. Szurek	(Principal Executive Officer) and Director

/s/ Jeffrey S. Finnin	Chief Financial Officer (Principal Financial Officer)	February 7, 2020
Jeffrey S. Finnin
/s/ Mark R. Jones Mark R. Jones	Chief Accounting Officer (Principal Accounting Officer)	February 7, 2020
/s/ Robert G. Stuckey	Chairman of the Board of Directors	February 7, 2020
Robert G. Stuckey

/s/ James A. Attwood, Jr.	Director	February 7, 2020
James A. Attwood, Jr.

/s/ Jean A. Bua	Director	February 7, 2020
Jean A. Bua

/s/ Kelly C. Chambliss	Director	February 7, 2020
Kelly C. Chambliss

/s/ Michael R. Koehler	Director	February 7, 2020
Michael R. Koehler

/s/ J. David Thompson	Director	February 7, 2020
J. David Thompson

/s/ David A. Wilson	Director	February 7, 2020
David A. Wilson