Form 10-Q
period 2020-03-31
CoreSite Realty Corp
filed 2020-05-01
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The number of shares of common stock outstanding at April 29, 2020, was 37,903,353.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

six
PAGE
NO.

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019 (unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2020, and 2019 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020, and 2019 (unaudited)	5

Condensed Consolidated Statements of Equity for the three months ended March 31, 2020, and 2019 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020, and 2019 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42

ITEM 4. Controls and Procedures	42

PART II. OTHER INFORMATION	43

ITEM 1. Legal Proceedings	43

ITEM 1A. Risk Factors	43

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 3. Defaults Upon Senior Securities	44

ITEM 4. Mine Safety Disclosures	44

ITEM 5. Other Information	44

ITEM 6. Exhibits	45

Signatures	46
Exhibit 10.1 Exhibit 10.2 Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Land	$94,593	$94,593
Buildings and improvements	2,015,530	1,989,731
	2,110,123	2,084,324
Less: Accumulated depreciation and amortization	(756,025)	(720,498)
Net investment in operating properties	1,354,098	1,363,826
Construction in progress	437,794	394,474
Net investments in real estate	1,791,892	1,758,300
Operating lease right-of-use assets, net	175,999	172,976
Cash and cash equivalents	3,307	3,048
Accounts and other receivables, net of allowance for doubtful accounts of $904 and $371 as of March 31, 2020, and December 31, 2019, respectively	24,260	21,008
Lease intangibles, net of accumulated amortization of $4,231 and $4,022 as of March 31, 2020, and December 31, 2019, respectively	3,600	3,939
Goodwill	40,646	40,646
Other assets, net	104,555	101,082
Total assets	$2,144,259	$2,100,999

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $8,493 and $9,098 as of March 31, 2020, and December 31, 2019, respectively	$1,572,007	$1,478,402
Operating lease liabilities	190,759	187,443
Accounts payable and accrued expenses	102,148	123,304
Accrued dividends and distributions	61,637	62,332
Acquired below-market lease contracts, net of accumulated amortization of $1,535 and $1,511 as of March 31, 2020, and December 31, 2019, respectively	2,462	2,511
Unearned revenue, prepaid rent and other liabilities	50,798	33,119
Total liabilities	1,979,811	1,887,111
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 37,905,933 and 37,701,042 shares issued and outstanding at March 31, 2020, and December 31, 2019, respectively	374	373
Additional paid-in capital	516,133	512,324
Accumulated other comprehensive loss	(19,158)	(6,026)
Distributions in excess of net income	(376,835)	(348,509)
Total stockholders' equity	120,514	158,162
Noncontrolling interests	43,934	55,726
Total equity	164,448	213,888
Total liabilities and equity	$2,144,259	$2,100,999

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$124,505	$117,853
Interconnection revenue	20,085	18,416
Office, light-industrial and other revenue	2,772	2,626
Total operating revenues	147,362	138,895
Operating expenses:
Property operating and maintenance	40,183	38,110
Real estate taxes and insurance	6,190	6,196
Depreciation and amortization	40,991	35,646
Sales and marketing	6,144	5,652
General and administrative	11,267	10,170
Rent	8,399	7,688
Total operating expenses	113,174	103,462
Operating income	34,188	35,433
Interest expense	(11,183)	(9,498)
Income before income taxes	23,005	25,935
Income tax expense	(17)	(30)
Net income	$22,988	$25,905
Net income attributable to noncontrolling interests	5,140	6,244
Net income attributable to common shares	$17,848	$19,661
Net income per share attributable to common shares:
Basic	$0.48	$0.54
Diluted	$0.48	$0.54
Weighted average common shares outstanding
Basic	37,335,892	36,347,781
Diluted	37,504,349	36,547,065

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$22,988	$25,905
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(17,028)	(4,466)
Reclassification of other comprehensive income (loss) to interest expense	114	(198)
Comprehensive income	6,074	21,241
Comprehensive income attributable to noncontrolling interests	1,358	5,120
Comprehensive income attributable to CoreSite Realty Corporation	$4,716	$16,121

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2020	37,701,042	$373	$512,324	$(6,026)	$(348,509)	$158,162	$55,726	$213,888
Redemption of noncontrolling interests	2,140	—	11	—	—	11	(11)	—
Issuance of stock awards, net of forfeitures	199,541	—	—	—	—	—	—	—
Exercise of stock options	3,210	—	73	—	—	73	—	73
Share-based compensation	—	1	3,725	—	—	3,726	—	3,726
Dividends and distributions	—	—	—	—	(46,174)	(46,174)	(13,139)	(59,313)
Net income	—	—	—	—	17,848	17,848	5,140	22,988
Other comprehensive loss	—	—	—	(13,132)	—	(13,132)	(3,782)	(16,914)
Balance at March 31, 2020	37,905,933	$374	$516,133	$(19,158)	$(376,835)	$120,514	$43,934	$164,448

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2019	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633
Issuance of stock awards, net of forfeitures	192,009	—	—	—	—	—	—	—
Exercise of stock options	1,129	—	17	—	—	17	—	17
Share-based compensation	—	1	3,592	—	—	3,593	—	3,593
Dividends and distributions	—	—	—	—	(40,581)	(40,581)	(12,733)	(53,314)
Net income	—	—	—	—	19,661	19,661	6,244	25,905
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)	(1,124)	(4,664)
Balance at March 31, 2019	36,901,829	$364	$494,923	$(5,733)	$(267,849)	$221,705	$84,465	$306,170

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,988	$25,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,991	35,646
Amortization of above/below market leases	(34)	(86)
Amortization of deferred financing costs and hedge amortization	1,029	611
Share-based compensation	3,482	3,432
Bad debt expense (recovery)	700	(27)
Changes in operating assets and liabilities:
Accounts receivable	(3,952)	(7,658)
Deferred rent receivable	(496)	1,036
Initial direct costs	(6,189)	(2,694)
Other assets	(2,408)	(4,519)
Accounts payable and accrued expenses	(2,579)	2,757
Unearned revenue, prepaid rent and other liabilities	726	857
Operating leases	296	643
Net cash provided by operating activities	54,554	55,903
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(1,329)	(1,046)
Real estate improvements	(85,840)	(80,795)
Net cash used in investing activities	(87,169)	(81,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	73	17
Proceeds from revolving credit facility	107,500	88,000
Payments on revolving credit facility	(14,500)	(8,500)
Payments of loan fees and costs	(191)	—
Dividends and distributions	(60,008)	(53,884)
Net cash provided by financing activities	32,874	25,633
Net change in cash and cash equivalents	259	(305)
Cash and cash equivalents, beginning of period	3,048	2,599
Cash and cash equivalents, end of period	$3,307	$2,294
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$14,670	$6,350
Cash paid for operating lease liabilities	$6,626	$6,071
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$46,739	$66,123
Accrual of dividends and distributions	$61,637	$55,109
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$7,646	$—

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of March 31, 2020, the Company owned a 77.6% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others owned a 22.4% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests – Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the expected results for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently Adopted Accounting Pronouncements

Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the overall usefulness of disclosures to financial statement users and reduces unnecessary costs in preparing fair value measurement disclosures. The standard became effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the standard effective January 1, 2020, and the provisions of ASU 2018-13 did not have a material impact on our condensed consolidated financial statements.

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued guidance codified in ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. We adopted the standard effective January 1, 2020, on a prospective basis, and the provisions of ASU 2018-15 did not have a material impact on our condensed consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance codified in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduced the “current expected credit losses” model, which requires companies to estimate credit losses immediately upon exposure. The guidance applies to financial assets measured at amortized cost, including financing receivables and trade receivables. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that operating leases are outside the scope of Topic 326, and instead should be accounted for under ASC 842. The standard became effective, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the standard effective January 1, 2020, on a prospective basis, and the provisions of ASC 2016-13 and ASU 2018-19 did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued guidance codified in ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. We are currently evaluating the optional expedients and exceptions provided by ASU 2020-04 to determine the impact on our condensed consolidated financial statements.

We determined that all other recently issued accounting pronouncements will not have a material impact on our condensed consolidated financial statements or do not apply to our operations.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $3.5 million and $2.6 million for the three months ended March 31, 2020, and 2019, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $36.9 million and $32.2 million for the three months ended March 31, 2020, and 2019, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three months ended March 31, 2020, or 2019.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2020, and December 31, 2019, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three months ended March 31, 2020, or 2019.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $3.3 million and $3.4 million for the three months ended March 31, 2020, and 2019, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Internal sales commissions	$15,335	$15,064
Third party commissions	12,820	10,845
Other	436	462
Total	$28,591	$26,371

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three months ended March 31, 2020, and 2019, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment of internal-use software was recognized in the condensed consolidated financial statements for the three months ended March 31, 2020, and 2019.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if the collectability of a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to not be probable. At March 31, 2020, and December 31, 2019, the allowance for doubtful accounts totaled $0.9 million and $0.4 million, respectively, on the condensed consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At March 31, 2020, and December 31, 2019, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.7 million at each date.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2020, and December 31, 2019, the gross deferred income taxes were not material.

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

Risks and Uncertainties

The full extent of the operational and financial impact of the novel coronavirus (“COVID-19”) outbreak on our business has yet to be determined. The impact of the outbreak of COVID-19 is dependent on future developments, including, among other factors, the duration and spread of the outbreak, along with related government-mandated business shutdowns, travel advisories and restrictions on movement, the recovery time of general employment levels, disrupted supply chains, potentially material staffing shortages, construction and development delays, and uncertainty with respect to accessibility of additional funding sources. In addition, some of our customers and prospective customers are dependent on areas of the economy that have been significantly impacted by the outbreak of COVID-19, which may impact their ability to comply with their rent obligations or their demand for additional space and power from us. As of March 31, 2020, we have not recognized a material loss, impairment, or contingency within our condensed consolidated financial statements as a result of the COVID-19 pandemic.

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at March 31, 2020 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$119,803	$3,005	$127,962
Chicago	5,493	115,909	110,768	232,170
Denver	—	34,938	386	35,324
Los Angeles	18,672	377,134	81,178	476,984
Miami	728	14,641	—	15,369
New York	2,729	173,080	54,719	230,528
Northern Virginia	21,856	401,645	101,718	525,219
San Francisco Bay	39,961	778,380	86,020	904,361
Total	$94,593	$2,015,530	$437,794	$2,547,917

The following is a summary of the properties owned or leased by market at December 31, 2019 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	$5,154	$119,227	$931	$125,312
Chicago	5,493	115,699	100,118	221,310
Denver	—	32,659	2,461	35,120
Los Angeles	18,672	376,525	60,178	455,375
Miami	728	14,491	133	15,352
New York	2,729	155,746	56,271	214,746
Northern Virginia	21,856	398,742	101,619	522,217
San Francisco Bay	39,961	776,642	72,763	889,366
Total	$94,593	$1,989,731	$394,474	$2,478,798

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Deferred rent receivable	$38,831	$38,335
Initial direct costs	28,591	26,371
Internal-use software	16,699	16,747
Prepaid expenses	12,178	7,675
Corporate furniture, fixtures and equipment	4,507	4,848
Deferred financing costs - revolving credit facility	3,076	3,148
Other	673	3,958
Total	$104,555	$101,082

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from 1 year to 15 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years at March 31, 2020, and December 31, 2019. The weighted-average discount rate was 4.9% at each date.

During the three months ended March 31, 2020, we extended the term of approximately 25,000 NRSF at our existing DC2 data center from July 2028 to July 2035. As a result of this extension, we remeasured the lease liability and adjusted the ROU asset by approximately $7.0 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease expense:
Operating lease expense	$6,862	$6,396
Variable lease expense	1,537	1,292
Rent expense	$8,399	$7,688

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease revenue:
Minimum lease revenue	$106,441	$99,410
Variable lease revenue	20,836	21,069
Total lease revenue	$127,277	$120,479

7. Debt

A summary of outstanding indebtedness as of March 31, 2020, and December 31, 2019, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2020	2019
Revolving credit facility(1)	2.45% and 3.01% at March 31, 2020, and December 31, 2019, respectively	November 8, 2023	$155,500	$62,500
2022 Senior unsecured term loan(1)	1.76% and 2.96% at March 31, 2020, and December 31, 2019, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at March 31, 2020, and December 31, 2019, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan(1)	2.86% and 3.44% at March 31, 2020, and December 31, 2019, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at March 31, 2020, and December 31, 2019, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan(1)	2.32% and 2.81% at March 31, 2020, and December 31, 2019, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes(1)	4.52% at March 31, 2020, and December 31, 2019, respectively	April 17, 2026	200,000	200,000
2029 Senior unsecured notes	4.31% at March 31, 2020, and December 31, 2019, respectively	April 17, 2029	200,000	200,000
Total principal outstanding		`	1,580,500	1,487,500
Unamortized deferred financing costs			(8,493)	(9,098)
Total debt			$1,572,007	$1,478,402
(1)	Our Operating Partnership has in place swap agreements with respect to the term loans noted above. The interest rates presented represent the effective interest rates as of March 31, 2020, and December 31, 2019, including the impact of the interest rate swaps, which effectively fix the interest rate on a portion of our variable rate debt. We entered into three new interest rate swaps during the quarter ended March 31, 2020. See Note 8 – Derivatives and Hedging Activities.

Revolving Credit Facility

On November 8, 2019, our Operating Partnership and certain subsidiary co-borrowers entered into the Fifth Amended and Restated Credit Agreement (as amended and restated, the “Amended and Restated Credit Agreement”), which amended and restated our previous credit agreement, to provide additional liquidity of $100 million, which was used to pay down a portion of the then-existing revolving credit facility and for general corporate purposes. The Amended and Restated Credit Agreement, among other things, decreased the interest rates on borrowings under the revolving credit facility and certain term loans, and extended the maturity date from April 19, 2022, to November 8, 2023, with a one-time extension option, which, if exercised, would extend the maturity date to November 8, 2024. The exercise of the extension option is subject to payment of an extension fee equal to 10 basis points of total commitments under the Amended and Restated Credit Agreement at initial maturity and certain other customary conditions. The Amended and Restated Credit Agreement increased our total commitment from $850 million to $950 million, consisting of a $450 million revolving credit facility, a $150 million senior unsecured term loan scheduled to mature on April 19, 2024, and a $350 million senior unsecured term loan scheduled to mature on April 1, 2025. See “2024 Senior Unsecured Term Loan” and “2025 Senior Unsecured Term Loan” below for a discussion of the $150 million and $350 million senior unsecured term loans, respectively. The Amended and Restated Credit Agreement also increased our accordion feature by $200 million to $550 million, which allows our Operating Partnership to increase our total commitments from $950 million to $1.5 billion, under specified circumstances, including securing capital from new or existing lenders.

Borrowings under the revolving credit facility were amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 125 basis points to 185 basis points, or (ii) a base rate plus 25 basis points to 85 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2020, our Operating Partnership’s leverage ratio was 31.2% and the interest rate was LIBOR plus 125 basis points.

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of March 31, 2020, the borrowing capacity was $450.0 million. As of March 31, 2020, $155.5 million was borrowed and outstanding, $6.1 million was outstanding under letters of credit, and therefore $288.4 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of March 31, 2020, was 31.2%
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of March 31, 2020, was 0.0%
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of March 31, 2020, was 5.8 to 1.0.

The Amended and Restated Credit Agreement ranks pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, and the 2029 Notes (each as defined herein) and contains the same financial covenants and other customary restrictive covenants as those debt instruments. In connection with the Amended and Restated Credit Agreement, the revolving credit facility and senior unsecured term loans were amended to remove or change certain financial covenants and other customary restrictive covenants, including removal of covenants limiting distributions (except upon an event of default), incurrence of unhedged variable rate debt, and increases or decreases, as applicable, to a number of ratios and other figures in the Amended and Restated Credit Agreement, resulting in increased flexibility for our Operating Partnership. As of March 31, 2020, we were in compliance with all of the financial covenants under the Amended and Restated Credit Agreement.

2022 Senior Unsecured Term Loan

On April 19, 2017, our Operating Partnership and certain subsidiaries entered into an Amended and Restated Term Loan Agreement (as amended and restated, the “Term Loan Agreement”), which amended and restated the $100 million senior unsecured term loan, originally entered into on January 31, 2014 (the “2022 Term Loan”). The Term Loan Agreement was amended and restated to, among other things, (i) exercise the accordion feature to increase the total commitments to $200 million, (ii) extend the maturity of the term loan from January 31, 2019, to April 19, 2022, (iii) amend the accordion feature to allow an increase in total commitments from $200 million to $300 million, under specified circumstances, including securing capital from new or existing lenders, and (iv) explicitly permit the issuance of the 2024 Notes.

The 2022 Term Loan ranks pari passu with the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2020, we were in compliance with all of the financial covenants under the 2022 Term Loan.

Borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2020, our Operating Partnership’s leverage ratio was 31.2% and the interest rate was LIBOR plus 120 basis points.

2024 Senior Unsecured Term Loan

On November 8, 2019, pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries extended the term of the $150 million senior unsecured term loan (as amended, the “2024 Term Loan”) from April 19, 2023, to April 19, 2024. The 2024 Term Loan ranks pari passu with the 2022 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2020, we were in compliance with all of the financial covenants under the 2024 Term Loan.

Borrowings under the 2024 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2020, our Operating Partnership’s leverage ratio was 31.2% and the interest rate was LIBOR plus 120 basis points.

2025 Senior Unsecured Term Loan

On November 8, 2019, pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into a new $350 million senior unsecured term loan (the “2025 Term Loan”) maturing on April 1, 2025. The proceeds from the 2025 Term Loan were used to pay down the previous $150 million 2020 Term Loan and the $100 million 2021 Term Loan, pay down a portion of the then-existing revolving credit facility, and for general corporate purposes. The 2025 Term Loan ranks pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2029 Notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments. As of March 31, 2020, we were in compliance with all of the financial covenants under the 2025 Term Loan.

Borrowings under the 2025 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2020, our Operating Partnership’s leverage ratio was 31.2% and the interest rate was LIBOR plus 120 basis points.

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

The 2023 Notes rank pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2024 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2023 Note Purchase

Agreement. As of March 31, 2020, we were in compliance with all of the financial covenants under the 2023 Note Purchase Agreement.

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

The 2024 Notes rank pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2026 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. On June 12, 2018, the 2024 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement, and, subject to certain conditions, these additional financial covenants will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2024 Note Purchase Agreement. As of March 31, 2020, we were in compliance with all of the financial covenants under the 2024 Note Purchase Agreement.

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

Our Operating Partnership may prepay all or a portion of the 2026 Notes upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the 2026 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2026 Notes would have the right to require our Operating Partnership to purchase 100% of such holders’ 2026 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2026 Notes rank pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2029 Notes and the Amended and Restated Credit Agreement. The 2026 Note Purchase Agreement conforms to the same financial covenants as the Amended and Restated Credit Agreement, as described above. In addition, on the date of the 2026 Note Purchase Agreement and from time to time, certain additional financial covenants in the Amended and Restated Credit Agreement will be automatically incorporated into the 2026 Note Purchase Agreement and, subject to certain conditions, will be deleted, removed, amended or otherwise modified to be more or less restrictive if the analogous covenant in the Amended and Restated Credit Agreement is so deleted, removed, amended or otherwise modified. These covenants are subject to a number of exceptions and qualifications set forth in the 2026 Note Purchase Agreement. As of March 31, 2020, we were in compliance with all of the financial covenants under the 2026 Note Purchase Agreement.

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

The 2029 Notes rank pari passu with the 2022 Term Loan, the 2024 Term Loan, the 2025 Term Loan, the 2023 Notes, the 2024 Notes, the 2026 Notes and the Amended and Restated Credit Agreement. As of March 31, 2020, we were in compliance with all of the financial covenants under the 2026 Note Purchase Agreement.

Debt Maturities

The following table summarizes when our debt currently becomes due (in thousands):

Year Ending December 31,
2020	$—
2021	—
2022	200,000
2023	305,500
2024	325,000
Thereafter	750,000
Total principal outstanding	1,580,500
Unamortized deferred financing costs	(8,493)
Total debt, net	$1,572,007

Subsequent Debt Financing

On April 15, 2020, we agreed with lenders on the pricing of 7-year $150 million unsecured private placement notes with $100 million funding on May 6, 2020, and the remaining $50 million on July 14, 2020. However, the closing is subject to standard diligence procedures.

8. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of March 31, 2020, and December 31, 2019 (in thousands):

Notional Amount							Fair Value (Level 2) (1)
March 31,	December 31,	Type of			Effective	Expiration	March 31,	December 31,
2020	2019	Derivative	Index	Strike Rate	Date	Date	2020	2019
$75,000	$75,000	Interest Rate Swap	1 mo. LIBOR	1.43%	5/5/2015	5/5/2020	$(30)	$67
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	2.72	5/5/2018	4/5/2023	(5,469)	(2,819)
100,000	100,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025	(5,918)	55
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025	(4,439)	41
200,000	—	Interest Rate Swap	1 mo. LIBOR	0.56	3/5/2020	4/19/2022	(1,104)	—
75,000	—	Interest Rate Swap	1 mo. LIBOR	0.61	3/5/2020	10/5/2023	(738)	—
175,000	—	Interest Rate Swap	1 mo. LIBOR	0.64	3/5/2020	10/1/2024	(2,075)	—
$775,000	$325,000						$(19,773)	$(2,656)
(1)	Derivative assets are recorded at fair value in our condensed consolidated balance sheets in other assets and derivative liabilities are recorded at fair value in our condensed consolidated balance sheets in unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning April 1, 2020, we estimate that $6.0 million will be reclassified as an increase to interest expense.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the three months ended March 31, 2020:

Declaration Date	Record Date	Payment Date	Common Stock
March 5, 2020	March 31, 2020	April 15, 2020	$1.22

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

The following table shows the common ownership interests in our Operating Partnership as of March 31, 2020, and December 31, 2019:

	March 31, 2020		December 31, 2019
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	37,394,352	77.6%	37,244,987	77.6%
Noncontrolling interests	10,769,518	22.4	10,771,658	22.4
Total	48,163,870	100.0%	48,016,645	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the three months ended March 31, 2020, we issued 149,365 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $1.22 per unit during the three months ended March 31, 2020, payable in correlation with declared dividends on shares of our common stock.

The redemption value of the noncontrolling interests at March 31, 2020, was $1.2 billion based on the closing price of the Company’s common stock of $115.90 per share on the last trading day prior to that date.

11. Equity Incentive Plan

Our Board of Directors adopted and, with the approval of our stockholders, amended the 2010 Equity Incentive Plan (as amended, the “2010 Plan”) in 2013. The 2010 Plan is administered by the Compensation Committee of our Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock that are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of March 31, 2020, 2,474,370 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013. As of March 31, 2020, all stock option awards are fully vested. The following table sets forth stock option activity under the 2010 Plan for the three months ended March 31, 2020:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2019	31,746	$19.57
Granted	—	—
Exercised	(3,210)	18.87
Forfeited	—	—
Expired	—	—
Options outstanding, March 31, 2020	28,536	$19.65

Restricted Stock Awards and Units

Restricted stock awards and restricted stock units (“RSUs”) are granted with a fair value equal to the closing market price of the Company’s common stock on the date of grant. The principal difference between restricted stock awards and RSUs is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The restricted stock awards and RSUs are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock awards and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2019	292,373	$96.44
Granted	146,582	110.73
Forfeited	(4,913)	99.04
Vested	(112,245)	90.76
Unvested balance, March 31, 2020	321,797	$104.90

As of March 31, 2020, total unearned compensation on restricted stock awards and RSUs was approximately $32.0 million, and the weighted-average vesting period was 2.9 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 25% and 175% of the target number of shares for PSAs granted in 2018, 2019, and 2020. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not meet the maximum relative TSR performance threshold versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed or otherwise in service of the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis to expense over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which are accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2019	34,624	171,351	102,989	$107.84
Granted	10,210	71,488	40,852	125.02
Performance adjustment (1)	38,047	(7,904)	15,073	—
Forfeited	(1,049)	(4,878)	(2,964)	107.63
Vested	(32,524)	(32,524)	(32,524)	105.55
Unvested balance, March 31, 2020	49,308	197,533	123,426	$113.96
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of March 31, 2020, total unearned compensation on PSAs was approximately $9.6 million, and the weighted-average vesting period was 2.4 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the three months ended March 31, 2020, and 2019:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	2.82	2.82
Expected volatility	24.00%	24.09%
Expected annual dividend(1)	—	—
Risk-free rate	0.56%	2.48%
(1)	The fair value of the PSAs assumes reinvestment of dividends.

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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common shares	$17,848	$19,661
Weighted-average common shares outstanding - basic	37,335,892	36,347,781
Effect of potentially dilutive common shares:
Stock options	25,298	38,921
Unvested awards	143,159	160,363
Weighted-average common shares outstanding - diluted	37,504,349	36,547,065
Net income per share attributable to common shares
Basic	$0.48	$0.54
Diluted	$0.48	$0.54

In the calculations above, we have excluded weighted-average potentially dilutive securities of 2,054 and 39,754 for the three months ended March 31, 2020, and 2019, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of March 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.6 billion and $1.5 billion as of March 31, 2020, and December 31, 2019, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, the senior unsecured term loans, and the senior unsecured notes are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements at lease commencement. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate at lease commencement, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At March 31, 2020, we had open commitments related to construction contracts of approximately $145.7 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At March 31, 2020, we had open commitments related to these contracts of approximately $75.2 million, of which $5.7 million is scheduled to be met during the remainder of the year ending December 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the amount of supply of or demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry, including indirect competition from cloud service providers, and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to develop and lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our ability to service existing debt; (x) our failure to qualify or maintain our status as a real estate investment trust (“REIT”); (xi) financial market fluctuations; (xii) changes in real estate and zoning laws and increases in real estate taxes; (xiii) the effects on our business operations, demand for our services and general economic conditions resulting from the spread of the novel coronavirus (“COVID-19”) in our markets, as well as orders, directives and legislative action by local, state and federal governments in response to the spread of COVID-19; (xiv) delays or disruptions in third-party network connectivity; (xv) service failures or price increases by third party power suppliers; (xvi) inability to renew net leases on the data center properties we lease; and (xvii) other factors affecting the real estate or technology industries generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by applicable law. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report, including in Item 1A. “Risk Factors” of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We deliver secure, reliable, high-performance data center, cloud access and interconnection solutions to a growing customer ecosystem across eight key North American communication markets. More than 1,350 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose us to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

Our Portfolio

As of March 31, 2020, our property portfolio included 23 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million net rentable square feet (“NRSF”), of which over 2.6 million NRSF is existing data center space. The approximately 1.6 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows.

The following table provides an overview of our property portfolio as of March 31, 2020:

	Data Center Operating NRSF (1)							Development
		Stabilized		Pre-Stabilized (2)		Total		NRSF (3)	Total NRSF
	Annualized		Percent		Percent		Percent		Total
Market/Facilities	Rent ($000)(4)	Total	Occupied(5)	Total	Occupied(5)	Total	Occupied(5)	Total	Portfolio
San Francisco Bay
SV1	$6,034	88,251	76.2%	—	—%	88,251	76.2%	—	88,251
SV2	3,919	76,676	48.2	—	—	76,676	48.2	—	76,676
Santa Clara campus (SV3-SV9)	94,989	723,181	96.6	—	—	723,181	96.6	254,056	977,237
San Francisco Bay Total	104,942	888,108	90.4	—	—	888,108	90.4	254,056	1,142,164
Los Angeles
One Wilshire campus
LA1*	31,683	145,776	94.0	17,238	31.6	163,014	87.4	10,352	173,366
LA2	52,428	424,890	86.4	—	—	424,890	86.4	—	424,890
LA3	—	—	—	—	—	—	—	160,000	160,000
LA4*	1,188	21,850	92.6	—	—	21,850	92.6	—	21,850
Los Angeles Total	85,299	592,516	88.5	17,238	31.6	609,754	86.9	170,352	780,106
Northern Virginia
VA1	25,938	201,719	80.8	—	—	201,719	80.8	—	201,719
VA2	22,738	188,446	99.6	—	—	188,446	99.6	—	188,446
VA3	4,877	79,171	89.2	51,233	16.3	130,404	60.6	—	130,404
DC1*	3,042	22,137	74.9	—	—	22,137	74.9	—	22,137
DC2*	2,308	9,810	100.0	14,753	7.8	24,563	44.6	—	24,563
Reston Campus Expansion(6)	—	—	—	—	—	—	—	809,742	809,742
Northern Virginia Total	58,903	501,283	89.3	65,986	14.4	567,269	80.6	809,742	1,377,011
New York
NY1*	6,059	48,404	91.0	—	—	48,404	91.0	—	48,404
NY2	17,596	101,742	93.0	52,710	23.6	154,452	69.3	81,799	236,251
New York Total	23,655	150,146	92.4	52,710	23.6	202,856	74.5	81,799	284,655
Boston
BO1	15,560	122,730	75.1	19,961	—	142,691	64.6	110,985	253,676
Chicago
CH1	14,951	178,407	80.2	—	—	178,407	80.2	—	178,407
CH2	—	—	—	—	—	—	—	169,000	169,000
Chicago Total	14,951	178,407	80.2	—	—	178,407	80.2	169,000	347,407
Denver
DE1*	4,417	14,154	89.4	15,630	40.2	29,784	63.6	—	29,784
DE2*	476	5,140	74.0	—	—	5,140	74.0	—	5,140
Denver Total	4,893	19,294	85.3	15,630	40.2	34,924	65.1	—	34,924
Miami
MI1	1,579	30,176	62.0	—	—	30,176	62.0	13,154	43,330
Total Data Center Facilities	$309,782	2,482,660	88.0%	171,525	19.6%	2,654,185	83.5%	1,609,088	4,263,273

Office and Light-Industrial(7)	8,483	364,941	76.6	—	—	364,941	76.7	—	364,941
Reston Office and Light-Industrial(6)	1,029	69,470	100.0	—	—	69,470	100.0	(69,470)	—

Total Portfolio	$319,294	2,917,071	86.8%	171,525	19.6%	3,088,596	83.1%	1,539,618	4,628,214
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 33).
(2)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.
(3)	Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(4)	Represents the monthly contractual rent under existing commenced customer leases as of March 31, 2020, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $324.8 million as of March 31, 2020, which includes $5.5 million in operating expense reimbursements under modified gross and triple-net leases. Our management uses annualized base rent as a supplemental performance measure because, when compared quarter over quarter or year over year, it captures profitability of our assets. We offer this measure because we recognize that annualized base rent will be used by investors to compare our profitability with that of other REITs.
(5)	Includes customer leases that have commenced and are occupied as of March 31, 2020. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of March 31, 2020. The percent occupied for stabilized data center space would have been 89.4%, rather than 88.0%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 84.6%, rather than 83.1%, if all leases signed in current and prior periods had commenced. Our management uses percent occupied as a supplemental performance measure because, when compared year-over-year, it captures trends in market demand for our assets. We offer this measure because we recognize that percent occupied will be used by investors as a basis to compare our operating performance with that of other REITs.
(6)	Included within our Reston Campus Expansion held for development space is 69,470 NRSF that is currently operating as office and light-industrial space.
(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2018, excluding space for which development was completed and became available to be leased after December 31, 2018. We track same-store space leased or available to be leased at the computer room level within each data center facility. Our management uses same-store statistics as a supplemental performance measure because they provide a performance comparison for the computer rooms that have been operating for two years or longer. Same-Store statistics will be used by investors as a basis to compare operating performance of our established computer rooms, excluding the impact of new computer rooms placed into service within the past two years, to that of other REITs. The following table shows the March 31, 2020, same-store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2019, and 2018, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio (in NRSF)
		Data Center		Office and Light-Industrial		Total
	Annualized		Percent		Percent		Percent
Market/Facilities	Rent ($000)(1)	Total	Occupied(2)	Total	Occupied(2)	Total	Occupied(2)
San Francisco Bay
SV1	$11,839	88,251	76.2%	231,919	81.2%	320,170	79.8%
SV2	3,919	76,676	48.2	—	—	76,676	48.2
Santa Clara campus (SV3 - SV7)	75,009	615,500	96.0	1,176	87.8	616,676	96.0
San Francisco Bay Total	90,767	780,427	89.0	233,095	81.2	1,013,522	87.2
Los Angeles
One Wilshire campus
LA1*	30,483	145,776	94.0	4,373	64.7	150,149	93.2
LA2	47,656	396,699	85.5	7,417	80.1	404,116	85.4
LA4	1,237	21,850	92.6	525	100.0	22,375	94.6
Los Angeles Total	79,376	564,325	88.0	12,315	75.5	576,640	87.8
Northern Virginia
VA1	27,185	201,719	80.8	61,050	85.1	262,769	81.8
VA2	22,782	188,446	99.6	4,308	26.5	192,754	98.0
VA3	3,772	79,170	89.2	6,854	29.5	79,170	84.4
DC1*	3,042	22,137	74.9	—	—	22,137	74.9
DC2*	2,307	24,563	44.6	—	—	24,563	44.6
Reston Campus Expansion	1,029	—	—	69,470	100.0	76,324	91.4
Northern Virginia Total	60,117	516,035	87.0	141,682	88.0	657,717	87.2
New York
NY1*	6,073	48,404	91.0	209	100.0	48,613	91.0
NY2	18,170	119,863	89.3	20,735	59.1	140,598	84.9
New York Total	24,243	168,267	89.8	20,944	59.6	189,211	86.5
Boston
BO1	15,796	122,730	75.1	19,495	55.2	142,225	72.3
Chicago
CH1	14,979	178,407	80.2	4,946	31.3	183,353	78.8
Denver
DE1*	4,417	29,784	63.6	—	—	29,784	63.6
DE2*	476	5,140	74.0	—	—	5,140	74.0
Denver Total	4,893	34,924	65.1	—	—	34,924	65.1
Miami
MI1	1,599	30,176	62.0	1,934	56.2	32,110	61.6
Total Facilities at March 31, 2020(3)	$291,770	2,395,291	86.3%	434,411	80.4%	2,829,702	85.4%

Total Facilities at December 31, 2019	$289,804		86.1%		78.2%		85.0%

Total Facilities at December 31, 2018	$291,665		87.8%		79.6%		86.6%
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.
(2)	Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF.
(3)	The percent occupied for data center space, office and light-industrial space, and total space would have been 88.8%, 81.2% and 87.6%, respectively, if all leases signed in the current and prior periods had commenced.

Same-store annualized rent increased to $291.8 million at March 31, 2020, compared to $289.8 million at December 31, 2019. The increase of $2.0 million is primarily due to the commencement of new and expansion leases at DC2 and NY2, partially offset by the move-out of customers with leases at lower rental rates.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of March 31, 2020:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
SV8	54,056	—	54,056
SV9(3)	—	200,000	200,000
San Francisco Bay Total	54,056	200,000	254,056
One Wilshire campus
LA1	—	10,352	10,352
LA3	51,000	109,000	160,000
Los Angeles Total	51,000	119,352	170,352
Northern Virginia
Reston Campus Expansion(3)	—	809,742	809,742
New York
NY2	—	81,799	81,799
Boston
BO1	—	110,985	110,985
Chicago
CH2(3)	56,000	113,000	169,000
Miami
MI1	—	13,154	13,154
Total Facilities(4)	161,056	1,448,032	1,609,088
(1)	Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(2)	Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.
(3)	The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.
(4)	In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended March 31, 2020 (in thousands):

Three Months Ended
March 31, 2020
Data center expansion	$66,578
Non-recurring investments	909
Tenant improvements	966
Recurring capital expenditures	1,418
Total capital expenditures	$69,871

During the three months ended March 31, 2020, we incurred approximately $69.9 million of capital expenditures, of which approximately $66.6 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the three months ended March 31, 2020, we completed development of one computer room at NY2, which was bifurcated into two projects, including the computer room itself, completed during January 2020, and a power infrastructure project, which, ultimately will add incremental power capacity to the computer room placed into service during January 2020, and is expected to be completed in the third quarter of 2020. As of March 31, 2020, we have ongoing development projects at CH2, LA3, NY2, and SV8 scheduled to complete at various times during the years ending December 31, 2020. The following table sets forth capital expenditures spent on data center expansion NRSF placed into service during the three months ended March 31, 2020, and under construction as of March 31, 2020:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
LA3	$20,725	—	51,000
NY2	15,522	34,589	—
SV8	13,745	—	54,056
CH2	10,769	—	56,000
BO1(2)	2,466	—	—
VA3	1,828	—	—
Other	1,523	—	—
Total	$66,578	34,589	161,056
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.
(2)	At BO1 we are currently under development on a deferred infrastructure project, which has $9.5 million left to be spent. Our construction is temporarily suspended due to COVID-19 government restrictions put forth by the City of Somerville. The current order is effective until further notice.

During the three months ended March 31, 2020, we incurred approximately $0.9 million in non-recurring investments, of which $0.6 million was a result of internal information technology software development and the remaining $0.3 million was a result of other non-recurring investments, such as remodel or upgrade projects.

During the three months ended March 31, 2020, we incurred approximately $1.0 million in tenant improvements, which related to tenant-specific power installations at various properties.

During the three months ended March 31, 2020, we incurred approximately $1.4 million of recurring capital expenditures within our portfolio, which includes required equipment upgrades at our various facilities that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020, which is accessible on the SEC’s website at www.sec.gov.

The recent outbreak of the COVID-19 has caused severe disruption in the U.S. and global economies, and we, our customers and vendors have been impacted to varying degrees, some of which is known and some unknown. The total impact of COVID-19 will largely depend on the severity and extent of the virus, success of actions taken to contain the threat of COVID-19, including related travel advisories and other restrictions on movement, the extent, duration and recovery time of related suppression of economic activity, the recovery time of disrupted supply chains, potentially material staffing shortages, construction and development delays, and reactions by consumers, companies, governmental entities, and capital markets. As of the date of this Quarterly Report, we have not seen a significantly adverse overall impact on the demand for data center space or on our ability to operate our business.

While we have not experienced material delays on our data center expansion projects as a result of the COVID-19 pandemic, we are experiencing a temporary suspension of construction at our BO1 facility related to government restrictions. The COVID-19 outbreak is fluid and state and local governments may further restrict construction, including restrictions that may impact our development projects. In addition, local governments may experience delays in permitting and inspecting construction project, including delays that may impact our construction timelines.

Companies have responded to the COVID-19 pandemic in various ways, including encouraging employees to work remotely from home to comply with state and local government restrictions on movement. This shift may increase the demand for cloud computing and cloud-based information-technology architectures, which could result in increased demand for data center space in the short term and potentially in the longer-term.

Some of our customers and prospective customers are dependent on areas of the economy that have been significantly negatively impacted by the outbreak of COVID-19. As a result, these customers may become cash flow constrained and may not be able to comply with their rent obligations or may reduce their capital expenditure budgets for information technology infrastructure. Some customers have requested, and more may request, rent concessions, abatements or other lease modifications. While the impacts to date are immaterial, we continue to monitor and respond as needed to individual requests from customers. Should the number of rent concessions, abatements or instances of non-payment increase, our cash flows could be materially impacted. Furthermore, restrictions on our ability to evict tenants, whether due to government legislation or bankruptcy determinations, could adversely affect our cash flows. In addition, pay and the cost of safety accommodations for employees required to be on-site during a time of perceived higher health risk may modestly increase operating costs.

The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact of COVID-19 on our business. The full extent of the impact and effects of COVID-19 on our future financial performance are uncertain at this time. See Item 1A. “Risk Factors—Pandemics or disease outbreaks, such as the novel coronavirus (“COVID-19”)”, may disrupt our business, as a result of, among other things, increased customer defaults, increased customer bankruptcies or insolvencies, delays in the development and lease-up of our properties, and severe disruption in the U.S. and global economies, which may further disrupt financial markets and could materially adversely impact our financial condition, operations, and liquidity.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 984 and 843 data center leases representing approximately 16.1% and 13.4% of the NRSF in our operating property portfolio which are scheduled to expire during the remainder of 2020 and the year ending December 31, 2021, respectively. These leases represent current annualized rent of $77.0 million, or 24.1%, and $65.5 million, or 20.5%, with annualized rental rates of $156 per NRSF and $163 per NRSF at expiration during the remainder of 2020 and the year ending December 31, 2021, respectively.

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

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of March 31, 2020, we had approximately 598,000 NRSF of unoccupied or under construction data center space of which approximately 79,000 NRSF is leased with a future commencement date.

The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 32.7% of our total operating NRSF and 42.4% of our total annualized rent as of March 31, 2020. The following table summarizes our leasing activity during the three months ended March 31, 2020:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental	GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)	Growth(5)
New / expansion leases commenced	March 31, 2020	112	$9,678	45,322	$214

New / expansion leases signed	March 31, 2020	117	$12,006	59,354	$202

Renewal leases signed	March 31, 2020	280	$17,334	120,943	$143	7.2%
(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF. Our management uses GAAP annualized rent and GAAP rental rates as supplemental performance measures because, when compared quarter over quarter or year over year, they provide a performance measure that captures sales volume and pricing trends. We offer these measures because we recognize they will be used by investors to compare our sales volume and pricing trends to those of other REITs.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.

Results of Operations

Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2020, and 2019. A summary of our operating results for the three months ended March 31, 2020, and 2019, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating revenue	$147,362	$138,895	$8,467	6.1%
Operating expense	113,174	103,462	9,712	9.4
Operating income	34,188	35,433	(1,245)	(3.5)
Interest expense	11,183	9,498	1,685	17.7
Net income	22,988	25,905	(2,917)	(11.3)

Operating Revenue

Operating revenue during the three months ended March 31, 2020, and 2019, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$124,505	$117,853	$6,652	5.6%
Interconnection revenue	20,085	18,416	1,669	9.1
Total data center revenue	144,590	136,269	8,321	6.1
Office, light-industrial and other revenue	2,772	2,626	146	5.6
Total operating revenues	$147,362	$138,895	$8,467	6.1%

The increase in operating revenues was primarily due to a $6.7 million, or 5.6%, increase in data center rental, power, and related revenue during the three months ended March 31, 2020, compared to the 2019 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at SV8, NY2 and LA2, where we have placed into service large contiguous data center NRSF within the last two years, has increased $5.4 million, $1.6 million, and $1.6 million, respectively, compared to the three months ended March 31, 2019. These increases were primarily due to the commencement of large scale leases throughout the twelve months between the two periods, which generate variable revenue growth as customers deploy their IT equipment and increase their power consumption. The remaining increase in data center rental, power, and related revenue during the three months ended March 31, 2020, was due to the renewals and commencements of new and expansion leases at our remaining properties, partially offset by a customer move-out of 28,456 NRSF at SV2 as well as other customer move-outs across various properties.

In addition, interconnection revenue increased $1.7 million, or 9.1%, during the three months ended March 31, 2020, compared to the 2019 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the twelve months ended March 31, 2020, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the three months ended March 31, 2020, and 2019, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Property operating and maintenance	$40,183	$38,110	$2,073	5.4%
Real estate taxes and insurance	6,190	6,196	(6)	(0.1)
Depreciation and amortization	40,991	35,646	5,345	15.0
Sales and marketing	6,144	5,652	492	8.7
General and administrative	11,267	10,170	1,097	10.8
Rent	8,399	7,688	711	9.2
Total operating expenses	$113,174	$103,462	$9,712	9.4%

Property operating and maintenance expense increased $2.1 million, or 5.4%, during the three months ended March 31, 2020, compared to the 2019 period, primarily as a result of an increase in salary and benefits expenses related to new operations at SV8 and an increase in power expense due to increased customer power utilization related to the commencement of new and expansion leases, net of customer move-outs, and decreased contract and repair expenses across multiple sites.

Depreciation and amortization expense increased $5.3 million, or 15.0%, during the three months ended March 31, 2020, compared to the 2019 period, primarily as a result of an increase in depreciation expense from approximately 224,000 NRSF of new data center expansion projects placed into service with a cost basis of approximately $240.2 million.

Sales and marketing expense increased $0.5 million, or 8.7%, during the three months ended March 31, 2020, compared to the 2019 period, primarily due to an increased headcount, resulting in higher salaries and non-cash compensation.

General and administrative expense increased $1.1 million, or 10.8%, primarily as a result of an increased bad debt expense of $0.7 million related to customers in bankruptcy proceedings and increased customer financial distress related to the COVID-19 outbreak, $0.2 million related to increased charitable contributions to aid communities impacted by the coronavirus pandemic, and payroll increases, partially offset by decreased legal fees.

Rent expense increased by $0.7 million, or 9.2%, during the three months ended March 31, 2020, compared to the 2019 period. The increase was primarily due to additional rent expense incurred from our leasehold interest properties during the three months ended March 31, 2020, related to, subsequent to our development completion, placing one additional computer room at LA1 into service during the three months ended June 30, 2019.

Interest Expense

Interest expense for the three months ended March 31, 2020, and 2019, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Interest expense and fees	$13,620	$11,516	$2,104	18.3%
Amortization of deferred financing costs and hedge amortization	1,029	611	418	68.4
Capitalized interest	(3,466)	(2,629)	(837)	31.8
Total interest expense	$11,183	$9,498	$1,685	17.7%
Percent capitalized	23.7%	21.7%

Interest expense increased $1.7 million, or 17.7%, during the three months ended March 31, 2020, compared to the 2019 period, primarily as a result of the increase in overall debt outstanding. The weighted average principal debt outstanding was $1.6 billion and $1.2 billion during the three months ended March 31, 2020, and 2019, respectively. The increase was partially offset by a decrease in our daily weighted average interest rate from 3.88% during the three months ended March 31, 2019, to 3.41% during the three months ended March 31, 2020, and an increase in capitalized interest as a result of higher construction spend on our development projects during the three months ended March 31, 2020.

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019

Operating Activities

Net cash provided by operating activities was $54.6 million for the three months ended March 31, 2020, compared to $55.9 million for the three months ended March 31, 2019. The decrease of $1.3 million, or 2.4%, was primarily due to higher cash paid for interest of $8.3 million as a result of the timing of interest payments related to debt issued during the 2019 period, and higher initial direct costs of $3.5 million related to higher leasing commissions resulting from a higher sales volume during the quarter ended March 31, 2020. The decrease was partially offset by organic growth of our customer revenue base through expansions into new and existing space and as our existing customers increased their power consumption within their deployments.

Investing Activities

Net cash used in investing activities increased by $5.3 million, or 6.5%, to $87.2 million for the three months ended March 31, 2020, compared to $81.8 million for the three months ended March 31, 2019. This increase was due primarily to higher construction spend on our CH2, LA3, NY2, and SV8 development projects during the three months ended March 31, 2020, compared to construction spending on active development projects during the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities was $32.9 million during the three months ended March 31, 2020, compared to $25.6 million during the three months ended March 31, 2019.

During the three months ended March 31, 2020, we received cash proceeds, net of payments, from the revolving credit facility of $93.0 million.

During the three months ended March 31, 2019, we received cash proceeds, net of payments, from the revolving credit facility of $79.5 million.

We paid $60.0 million in dividends and distributions on our common stock and Operating Partnership units during the three months ended March 31, 2020, compared to $53.9 million during the three months ended March 31, 2019, as a result of an increase in our quarterly dividend from $1.10 per share or unit paid during the three months ended March 31, 2019, to $1.22 per share or unit paid during the three months ended March 31, 2020.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale various unspecified classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 outbreak.

Our short-term liquidity requirements primarily consist of funds needed for interest expense, operating costs, including utilities, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, sales and marketing and general and administrative expenses, certain capital expenditures, including for the development of data center space, discussed below, and future distributions to common stockholders and holders of our common Operating Partnership units during the next twelve months.

We expect to meet our short-term liquidity requirements through net cash on hand, cash provided by operations, and the $288.4 million available for us to borrow under our revolving credit facility. On April 15, 2020, we agreed with lenders on the pricing of 7-year $150 million unsecured private placement notes with $100 million funding on May 6, 2020, and the remaining $50 million on July 14, 2020. However, the closing is subject to standard diligence procedures.

We estimate our anticipated development activity over the next twelve months will require approximately $175 million to $225 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes a portion of the remaining estimated capital required to fund our current expansion projects under construction as of March 31, 2020, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects/Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
TKD expansion(1)
NY2 - Power Infrastructure	New York	Q3 2020	—	$19,396	$38,824	—%	4.0
SV8 Phase 3	San Francisco Bay	Q2 2020	54,056	15,751	42,000	11.0	6.0
Total TKD expansion			54,056	$35,147	$80,824	11.0%	10.0

New development(2)
Ground-up construction
CH2 Phase 1	Chicago	Q2 2020	56,000	$106,319	$120,000	—%	6.0
LA3 Phase 1	Los Angeles	Q3 / Q4 2020	51,000	68,935	134,000	74.3	6.0
Total new development			107,000	$175,254	$254,000	35.4%	12.0

Total development			161,056	$210,401	$334,824	27.2%	22.0
(1)	Turn-Key Data Center (“TKD”) estimated development costs include two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project. Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers.
(2)	Includes a portion of the cost of infrastructure to support later phases of the development.

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, the ground up construction of new data center buildings, Deferred Expansion Capital, additional phases of our current projects under construction, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. We have material contracts that are indexed to USD-LIBOR, including agreements governing certain of our indebtedness, and we are monitoring this activity and evaluating the related risks. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affecting the trading market for LIBOR-based securities, including our material contracts that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard established. In March 2020, the FASB issued guidance in ASU 2020-04, which provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. We are currently evaluating the optional expedients and exceptions provided by ASU 2020-04 to determine the impact on our condensed consolidated financial statements.

Indebtedness

A summary of outstanding indebtedness as of March 31, 2020, and December 31, 2019, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2020	2019
Revolving credit facility	2.45% and 3.01% at March 31, 2020, and December 31, 2019, respectively	November 8, 2023	$155,500	$62,500
2022 Senior unsecured term loan	1.76% and 2.96% at March 31, 2020, and December 31, 2019, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at March 31, 2020, and December 31, 2019, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan	2.86% and 3.44% at March 31, 2020, and December 31, 2019, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at March 31, 2020, and December 31, 2019, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan	2.32% and 2.81% at March 31, 2020, and December 31, 2019, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes	4.52% at March 31, 2020, and December 31, 2019, respectively	April 17, 2026	200,000	200,000
2029 Senior unsecured notes	4.31% at March 31, 2020, and December 31, 2019, respectively	April 17, 2029	200,000	200,000
Total principal outstanding			1,580,500	1,487,500
Unamortized deferred financing costs			(8,493)	(9,098)
Total debt			$1,572,007	$1,478,402

As of March 31, 2020, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of March 31, 2020, and December 31, 2019, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$22,988	$25,905
Real estate depreciation and amortization	39,415	34,187
FFO attributable to common shares and units	$62,403	$60,092
Total weighted average shares and OP units outstanding - diluted	48,300	48,147
FFO per common share and OP unit - diluted	$1.29	$1.25

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

We have made distributions every quarter since the completion of our initial public offering in 2010. During the three months ended March 31, 2020, we declared quarterly dividends totaling $1.22 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon, among other things, restriction in agreements governing out indebtedness, our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

The following table summarizes the taxability of our common stock dividends per share for the years ended December 31, 2019, and 2018:

	Year Ended December 31,
Record Date	2019	2018
Common Stock:
Ordinary income	$3.07	$3.09
Qualified dividend	—	—
Capital gains	—	—
Return of capital	1.57	0.93
Total dividend	$4.64	$4.02

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

As of March 31, 2020, we had $855.5 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of March 31, 2020, we have seven interest rate swap agreements in place to fix the interest rate on $775.0 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $80.5 million of variable rate debt outstanding as of March 31, 2020. See additional discussion in Item 1. Financial Statements – Note 8 – Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $80.5 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $0.8 million per year.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020, which is accessible on the SEC’s website at www.sec.gov.

Pandemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, as a result of, among other things, increased customer lease defaults, increased customer bankruptcies or insolvencies, delays in the development and lease-up of our properties, and severe disruption in the U.S. and global economies, which may further disrupt financial markets, and could materially adversely impact our financial condition, operations, and liquidity.

Our business could be materially and adversely affected by the outbreak of pandemics or disease outbreaks, such as COVID-19, or fear of such event, particularly in regions where we derive a significant amount of revenue or where our suppliers and customers are located, including North America. The COVID-19 outbreak is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, severity of the disease, the duration of the outbreak, the total impact, financial and otherwise, that it will have on our suppliers and customers, and actions that may be taken by governmental authorities to contain the outbreak or treat its impact, makes it difficult to forecast the extent of the effects of the COVID-19 outbreak on our results of operations. The outbreak of COVID-19 continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets, which may cause a material adverse impact on our financial condition, operations and liquidity.

The effects of COVID-19 could affect our ability to successfully operate, in many ways, including, but not limited to, the following factors:

●	the continued service and availability of our employees, including executive officers and other key personnel, and the ability to recruit, attract, and retain skilled personnel – to the extent management or personnel are impacted in significant numbers by the outbreak of the pandemic or epidemic disease and are not available or allowed to conduct work or business;
●	difficulty accessing debt and equity on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our customers’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets;
●	ability to operate in affected areas, or delays in the supply of products or services from our vendors that are needed to operate efficiently or continue development activities;
●	ability to complete ongoing construction projects, or to commence new projects, due to governmental restrictions on construction activities or “shelter in place” orders or the ability of our general contractors and other vendors to maintain employee availability;
●	continued weakness in national, regional, local and global economies that negatively impacts the demand for data center space in our markets;
●	customers’ ability to pay rent on their leases and in the event of a significant number of lease defaults and/or customer bankruptcies, it may be difficult, costly, and time consuming to attract new customers and lease the space on terms as favorable as the previous leases or at all;
●	vendors’ ability to perform scheduled maintenance on time or other delays that may be encountered due to travel restrictions, “shelter in place” orders and resource constraints;
●	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
●	the ability of our employees who do not work at our data centers to work effectively from remote locations in compliance with “shelter in place” orders; and

●	our ability to operate, which may cause our business and operating results to decline or impact our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial condition and performance are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related restrictions on movement and commercial activities, the recovery time of disrupted supply chains, consequential staffing shortages, development delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(2)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1†	Amended and Restated Non-Employee Director Compensation Policy.*
10.2†	2020 Executive Short-Term Incentive Plan.*
10.3†	Ninth Amendment to the Lease, dated March 18, 2020, between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.) #
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF 104	XBRL Taxonomy Extension Definition Linkbase Document. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

* Represents management contract or compensatory plan or agreement.

# Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

† Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: May 1, 2020	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)