Form 10-Q
period 2020-06-30
CoreSite Realty Corp
filed 2020-07-31
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock outstanding at July 29, 2020, was 42,532,858.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Land	$100,432	$94,593
Buildings and improvements	2,140,529	1,989,731
	2,240,961	2,084,324
Less: Accumulated depreciation and amortization	(792,281)	(720,498)
Net investment in operating properties	1,448,680	1,363,826
Construction in progress	381,145	394,474
Net investments in real estate	1,829,825	1,758,300
Operating lease right-of-use assets, net	171,576	172,976
Cash and cash equivalents	2,686	3,048
Accounts and other receivables, net of allowance for doubtful accounts of $1,140 and $371 as of June 30, 2020, and December 31, 2019, respectively	22,059	21,008
Lease intangibles, net of accumulated amortization of $4,220 and $4,022 as of June 30, 2020, and December 31, 2019, respectively	3,275	3,939
Goodwill	40,646	40,646
Other assets, net	98,823	101,082
Total assets	$2,168,890	$2,100,999

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $8,759 and $9,098 as of June 30, 2020, and December 31, 2019, respectively	$1,615,241	$1,478,402
Operating lease liabilities	186,636	187,443
Accounts payable and accrued expenses	116,580	123,304
Accrued dividends and distributions	62,227	62,332
Acquired below-market lease contracts, net of accumulated amortization of $1,585 and $1,511 as of June 30, 2020, and December 31, 2019, respectively	2,412	2,511
Unearned revenue, prepaid rent and other liabilities	54,212	33,119
Total liabilities	2,037,308	1,887,111
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 42,533,420 and 37,701,042 shares issued and outstanding at June 30, 2020, and December 31, 2019, respectively	420	373
Additional paid-in capital	545,814	512,324
Accumulated other comprehensive loss	(23,840)	(6,026)
Distributions in excess of net income	(408,021)	(348,509)
Total stockholders' equity	114,373	158,162
Noncontrolling interests	17,209	55,726
Total equity	131,582	213,888
Total liabilities and equity	$2,168,890	$2,100,999

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$127,108	$121,083	$251,613	$238,936
Interconnection revenue	20,897	18,776	40,982	37,192
Office, light-industrial and other revenue	2,538	3,047	5,310	5,673
Total operating revenues	150,543	142,906	297,905	281,801
Operating expenses:
Property operating and maintenance	41,037	38,067	81,220	76,177
Real estate taxes and insurance	5,599	5,988	11,789	12,184
Depreciation and amortization	41,779	36,996	82,770	72,642
Sales and marketing	5,837	5,784	11,981	11,436
General and administrative	11,603	12,282	22,870	22,452
Rent	8,995	7,733	17,394	15,421
Total operating expenses	114,850	106,850	228,024	210,312
Operating income	35,693	36,056	69,881	71,489
Interest expense	(10,586)	(10,311)	(21,769)	(19,809)
Income before income taxes	25,107	25,745	48,112	51,680
Income tax expense	(19)	(2)	(36)	(32)
Net income	$25,088	$25,743	$48,076	$51,648
Net income attributable to noncontrolling interests	4,417	6,208	9,557	12,452
Net income attributable to common shares	$20,671	$19,535	$38,519	$39,196
Net income per share attributable to common shares:
Basic	$0.52	$0.54	$1.00	$1.08
Diluted	$0.52	$0.53	$0.99	$1.07
Weighted average common shares outstanding
Basic	39,873,260	36,463,421	38,604,576	36,405,921
Diluted	39,993,011	36,618,533	38,759,072	36,580,547

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$25,088	$25,743	$48,076	$51,648
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(4,369)	(679)	(21,397)	(5,145)
Reclassification of other comprehensive income (loss) to interest expense	1,198	17	1,312	(181)
Comprehensive income	21,917	25,081	27,991	46,322
Comprehensive income attributable to noncontrolling interests	3,334	6,048	4,692	11,168
Comprehensive income attributable to CoreSite Realty Corporation	$18,583	$19,033	$23,299	$35,154

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2020	37,701,042	$373	$512,324	$(6,026)	$(348,509)	$158,162	$55,726	$213,888
Redemption of noncontrolling interests	2,140	—	11	—	—	11	(11)	—
Issuance of stock awards, net of forfeitures	199,541	—	—	—	—	—	—	—
Exercise of stock options	3,210	—	73	—	—	73	—	73
Share-based compensation	—	1	3,725	—	—	3,726	—	3,726
Dividends and distributions	—	—	—	—	(46,174)	(46,174)	(13,139)	(59,313)
Net income	—	—	—	—	17,848	17,848	5,140	22,988
Other comprehensive loss	—	—	—	(13,132)	—	(13,132)	(3,782)	(16,914)
Balance at March 31, 2020	37,905,933	$374	$516,133	$(19,158)	$(376,835)	$120,514	$43,934	$164,448
Redemption of noncontrolling interests	4,620,000	46	25,105	(2,594)	—	22,557	(22,557)	—
Issuance of stock awards, net of forfeitures	(1,185)	—	—	—	—	—	—	—
Exercise of stock options	8,672	—	99	—	—	99	—	99
Share-based compensation	—	—	4,477	—	—	4,477	—	4,477
Dividends and distributions	—	—	—	—	(51,857)	(51,857)	(7,502)	(59,359)
Net income	—	—	—	—	20,671	20,671	4,417	25,088
Other comprehensive loss	—	—	—	(2,088)	—	(2,088)	(1,083)	(3,171)
Balance at June 30, 2020	42,533,420	$420	$545,814	$(23,840)	$(408,021)	$114,373	$17,209	$131,582

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2019	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633
Issuance of stock awards, net of forfeitures	192,009	—	—	—	—	—	—	—
Exercise of stock options	1,129	—	17	—	—	17	—	17
Share-based compensation	—	1	3,592	—	—	3,593	—	3,593
Dividends and distributions	—	—	—	—	(40,581)	(40,581)	(12,733)	(53,314)
Net income	—	—	—	—	19,661	19,661	6,244	25,905
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)	(1,124)	(4,664)
Balance at March 31, 2019	36,901,829	$364	$494,923	$(5,733)	$(267,849)	$221,705	$84,465	$306,170
Redemption of noncontrolling interests	2,770	—	20	—	—	20	(20)	—
Issuance of stock awards, net of forfeitures	(15,567)	—	—	—	—	—	—	—
Exercise of stock options	1,339	—	21	—	—	21	—	21
Share-based compensation	—	—	3,864	—	—	3,864	—	3,864
Dividends and distributions	—	—	—	—	(44,895)	(44,895)	(14,118)	(59,013)
Net income	—	—	—	—	19,535	19,535	6,208	25,743
Other comprehensive income	—	—	—	(502)	—	(502)	(160)	(662)
Balance at June 30, 2019	36,890,371	$364	$498,828	$(6,235)	$(293,209)	$199,748	$76,375	$276,123

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,076	$51,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,770	72,642
Amortization of above/below market leases	(68)	(172)
Amortization of deferred financing costs and hedge amortization	2,072	1,467
Share-based compensation	7,654	7,049
Bad debt expense	993	195
Changes in operating assets and liabilities:
Accounts receivable	(2,045)	(11,489)
Deferred rent receivable	(760)	2,548
Initial direct costs	(9,349)	(6,983)
Other assets	1,153	(1,121)
Accounts payable and accrued expenses	5,643	6,946
Unearned revenue, prepaid rent and other liabilities	766	(8,819)
Operating leases	599	1,466
Net cash provided by operating activities	137,504	115,377
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(3,351)	(2,144)
Real estate improvements	(151,331)	(158,745)
Business combinations and asset acquisitions	—	(26,060)
Net cash used in investing activities	(154,682)	(186,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	172	38
Proceeds from revolving credit facility	166,000	199,250
Payments on revolving credit facility	(129,500)	(343,500)
Proceeds from unsecured debt	100,000	325,000
Payments of loan fees and costs	(1,078)	(2,305)
Dividends and distributions	(118,778)	(106,674)
Net cash provided by financing activities	16,816	71,809
Net change in cash and cash equivalents	(362)	237
Cash and cash equivalents, beginning of period	3,048	2,599
Cash and cash equivalents, end of period	$2,686	$2,836
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$23,586	$16,811
Cash paid for operating lease liabilities	$13,318	$12,159
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$53,125	$66,925
Accrual of dividends and distributions	$62,227	$61,332
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$7,935	$—

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of June 30, 2020, the Company owned an 87.2% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others owned a 12.8% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests – Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the expected results for the year ending December 31, 2020, or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance codified in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduced the “current expected credit losses” model, which requires companies to estimate credit losses immediately upon exposure. The guidance applies to financial assets measured at amortized cost, including financing receivables and trade receivables. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarified that operating leases are outside the scope of Topic 326, and instead should be accounted for under ASC 842. The standard became effective, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the standard effective January 1, 2020, on a prospective basis, and the provisions of ASU 2016-13 and ASU 2018-19 did not have a material impact on our condensed consolidated financial statements.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $3.3 million and $3.6 million for the three months ended June 30, 2020, and 2019, respectively. Capitalized interest costs were $6.7 million and $6.2 million for the six months ended June 30, 2020, and 2019, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $37.7 million and $32.8 million for the three months ended June 30, 2020, and 2019, respectively. Depreciation expense was $74.6 million and $65.0 million for the six months ended June 30, 2020, and 2019, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or six months ended June 30, 2020, or 2019.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2020, and December 31, 2019, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or six months ended June 30, 2020, or 2019.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of customer lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $3.6 million and $3.4 million for the three months ended June 30, 2020, and 2019, respectively. Amortization of initial direct costs was $6.9 million for both the six months ended June 30, 2020, and 2019. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Internal sales commissions	$15,009	$15,064
Third party commissions	12,442	10,845
Other	409	462
Total	$27,860	$26,371

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over their estimated fair value would be recognized as an impairment loss charged to net income. For the three and six months ended June 30, 2020, and 2019, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment of internal-use software was recognized in the condensed consolidated financial statements for the three and six months ended June 30, 2020, and 2019.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if the collectability of a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to not be probable. At June 30, 2020, and December 31, 2019, the allowance for doubtful accounts totaled $1.1 million and $0.4 million, respectively, on the condensed consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At June 30, 2020, and December 31, 2019, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.7 million at each date.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2020, and December 31, 2019, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. The earliest tax year for which we are subject to examination is 2017.

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

Risks and Uncertainties

The full extent of the operational and financial impact of the novel coronavirus (“COVID-19”) outbreak on our business has yet to be determined. The impact of the outbreak of COVID-19 is dependent on future developments, including, among other factors, the duration and spread of the outbreak, along with related government-mandated business shutdowns, travel advisories and restrictions on movement, the recovery time of general employment levels, disrupted supply chains, potentially material staffing shortages, construction and development delays, and uncertainty with respect to accessibility of additional funding sources. In addition, some of our customers and prospective customers are dependent on areas of the economy that have been significantly impacted by the outbreak of COVID-19, which may impact their ability to comply with their rent obligations or their demand for additional space and power from us. As of June 30, 2020, we have not recognized a material loss, impairment, or contingency within our condensed consolidated financial statements as a result of the COVID-19 pandemic.

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at June 30, 2020 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$119,958	$6,451	$131,563
Chicago	7,059	177,793	59,625	244,477
Denver	—	35,094	786	35,880
Los Angeles	18,672	378,811	107,453	504,936
Miami	728	14,664	16	15,408
New York	2,729	175,691	65,464	243,884
Northern Virginia	21,856	403,111	104,180	529,147
San Francisco Bay	44,234	835,407	37,170	916,811
Total	$100,432	$2,140,529	$381,145	$2,622,106

The following is a summary of the properties owned or leased by market at December 31, 2019 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	$5,154	$119,227	$931	$125,312
Chicago	5,493	115,699	100,118	221,310
Denver	—	32,659	2,461	35,120
Los Angeles	18,672	376,525	60,178	455,375
Miami	728	14,491	133	15,352
New York	2,729	155,746	56,271	214,746
Northern Virginia	21,856	398,742	101,619	522,217
San Francisco Bay	39,961	776,642	72,763	889,366
Total	$94,593	$1,989,731	$394,474	$2,478,798

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Deferred rent receivable	$39,095	$38,335
Initial direct costs	27,860	26,371
Internal-use software	15,298	16,747
Prepaid expenses	8,592	7,675
Corporate furniture, fixtures and equipment	4,589	4,848
Deferred financing costs - revolving credit facility	2,828	3,148
Other	561	3,958
Total	$98,823	$101,082

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from less than 1 year to 15 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years at June 30, 2020, and December 31, 2019. The weighted-average discount rate was 4.9% at each date.

During the six months ended June 30, 2020, we extended the term of approximately 25,000 NRSF at our existing DC2 data center from July 2028 to July 2035. As a result of this extension, we remeasured the lease liability and adjusted the ROU asset by approximately $7.0 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease expense:
Operating lease expense	$6,944	$6,397	$13,806	$12,793
Variable lease expense	2,051	1,336	3,588	2,628
Rent expense	$8,995	$7,733	$17,394	$15,421

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease revenue:
Minimum lease revenue	$107,328	$101,885	$213,769	$201,295
Variable lease revenue	22,318	22,245	43,154	43,314
Total lease revenue	$129,646	$124,130	$256,923	$244,609

7. Debt

A summary of outstanding indebtedness as of June 30, 2020, and December 31, 2019, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2020	2019
Revolving credit facility(1)	1.41% and 3.01% at June 30, 2020, and December 31, 2019, respectively	November 8, 2023	$99,000	$62,500
2022 Senior unsecured term loan(2)(3)	1.76% and 2.96% at June 30, 2020, and December 31, 2019, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at June 30, 2020, and December 31, 2019, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan(2)(3)	2.86% and 3.44% at June 30, 2020, and December 31, 2019, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2020, and December 31, 2019, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan(2)(3)	2.32% and 2.81% at June 30, 2020, and December 31, 2019, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes(2)	4.52% at June 30, 2020, and December 31, 2019, respectively	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at June 30, 2020	May 6, 2027	100,000	—
2029 Senior unsecured notes	4.31% at June 30, 2020, and December 31, 2019, respectively	April 17, 2029	200,000	200,000
Total principal outstanding		`	1,624,000	1,487,500
Unamortized deferred financing costs			(8,759)	(9,098)
Total debt			$1,615,241	$1,478,402
(1)	Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 125 basis points to 185 basis points, or (ii) a base rate plus 25 basis points to 85 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2020, our Operating Partnership’s leverage ratio was 31.1% and the interest rate was LIBOR plus 125 basis points.
(2)	Our Operating Partnership has in place swap agreements with respect to the term loans noted above, and previously had a forward starting swap agreement in place with respect to the 2026 senior unsecured notes. The interest rates presented represent the effective interest rates as of June 30, 2020, and December 31, 2019, including the impact of the interest rate swaps, which effectively fix the interest rate on a portion of our variable rate debt. See Note 8 – Derivatives and Hedging Activities.
(3)	Borrowings under the senior unsecured term loans bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2020, our Operating Partnership’s leverage ratio was 31.1% and the interest rate was LIBOR plus 120 basis points.

Revolving Credit Facility

On November 8, 2019, our Operating Partnership and certain subsidiary co-borrowers entered into the Fifth Amended and Restated Credit Agreement (as amended and restated, the “Amended and Restated Credit Agreement”), consisting of a $450 million revolving credit facility, a $150 million senior unsecured term loan scheduled to mature on April 19, 2024, and a $350 million senior unsecured term loan scheduled to mature on April 1, 2025. The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of June 30, 2020, the borrowing capacity was $450.0 million. As of June 30, 2020, $99.0 million was borrowed and outstanding, $6.1 million was outstanding under letters of credit, and therefore $344.9 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of June 30, 2020, was 31.1%
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of June 30, 2020, was 0.0%
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of June 30, 2020, was 6.5 to 1.0.

2027 Senior Unsecured Notes

On May 6, 2020, our Operating Partnership agreed to issue an aggregate principal amount of $150 million, 3.75% Series C senior unsecured notes due May 6, 2027 (the “2027 Notes”), in a private placement to certain accredited investors. An aggregate principal amount of $100 million of the 2027 Notes was issued on May 6, 2020. The remaining $50 million was issued on July 14, 2020. The terms of the 2027 Notes are governed by a note purchase agreement, dated May 6, 2020 (the “2027 Note Purchase Agreement”), by and among our Operating Partnership, the Company and the purchasers of the 2027 Notes.

Interest is payable semiannually based on a fixed rate, on the 15th day of June and December of each year, commencing on December 15, 2020. The 2027 Notes are unsecured obligations of the Operating Partnership and are jointly and severally guaranteed by the Company and each of the Subsidiary Guarantors.

Our Operating Partnership may prepay all or a portion of the 2027 Notes upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the 2027 Note Purchase Agreement. Upon the occurrence of certain change of control events, holders of the 2027 Notes would have the right to require that the Operating Partnership purchase 100% of such holders’ 2027 Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The 2027 Notes ranks pari passu with the each of the senior term loans, each of the senior notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

Debt Covenants

All of the Company’s debt instruments contain certain financial covenants and other customary restrictive covenants, including limitations on transactions with affiliates, merger, consolidation, and sales of assets, liens and subsidiary indebtedness. The Company’s financial covenants include maximum consolidated total unsecured indebtedness to unencumbered asset pool availability, minimum consolidate tangible net worth, a maximum ratio of consolidated total indebtedness to gross asset value, a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges, and a maximum ratio of secured indebtedness to gross asset value. As of June 30, 2020, we were in compliance with all of the financial covenants.

For further information on the Company’s debt instruments, see Note 8 – Debt to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020.

Debt Maturities

The following table summarizes when our debt currently becomes due as of June 30, 2020, adjusted for the $50 million July 2020 debt funding discussed on the previous page, and the subsequent repayment of outstanding amounts on the revolving credit facility (in thousands):

Year Ending December 31,
2020	$—
2021	—
2022	200,000
2023	199,000
2024	325,000
Thereafter	900,000
Total principal outstanding	1,624,000
Unamortized deferred financing costs	(8,759)
Total debt, net	$1,615,241

8. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of June 30, 2020, and December 31, 2019 (in thousands):

Notional Amount								Fair Value (Level 2) (1)
June 30,	December 31,	Type of			Effective	Expiration		June 30,	December 31,
2020	2019	Derivative	Index	Strike Rate	Date	Date		2020	2019
$—	$75,000	Interest Rate Swap	1 mo. LIBOR	1.43%	5/5/2015	5/5/2020	(2)	$—	$67
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	2.72	5/5/2018	4/5/2023		(5,411)	(2,819)
100,000	100,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025		(6,598)	55
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025		(4,950)	41
200,000	—	Interest Rate Swap	1 mo. LIBOR	0.56	3/5/2020	4/19/2022		(1,553)	—
75,000	—	Interest Rate Swap	1 mo. LIBOR	0.61	3/5/2020	10/5/2023		(1,165)	—
175,000	—	Interest Rate Swap	1 mo. LIBOR	0.64	3/5/2020	10/1/2024		(3,470)	—
$700,000	$325,000							$(23,147)	$(2,656)
(1)	Derivative assets are recorded at fair value in our condensed consolidated balance sheets in other assets and derivative liabilities are recorded at fair value in our condensed consolidated balance sheets in unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.
(2)	On May 5, 2020, the $75 million five-year interest rate swap agreement, which reduced our variability in cash flows relating to interest payments based on one-month LIBOR variable debt, expired.

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

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning July 1, 2020, we estimate that $7.4 million will be reclassified as an increase to interest expense.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the six months ended June 30, 2020:

Declaration Date	Record Date	Payment Date	Common Stock
March 5, 2020	March 31, 2020	April 15, 2020	$1.22
May 20, 2020	June 30, 2020	July 15, 2020	1.22
Total			$2.44

We announced the following dividends per share on our common stock during the six months ended June 30, 2019:

Declaration Date	Record Date	Payment Date	Common Stock
March 7, 2019	March 29, 2019	April 15, 2019	$1.10
May 16, 2019	June 28, 2019	July 15, 2019	1.22
Total			$2.32

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

The following table shows the common ownership interests in our Operating Partnership as of June 30, 2020, and December 31, 2019:

	June 30, 2020		December 31, 2019
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	42,027,565	87.2%	37,244,987	77.6%
Noncontrolling interests	6,149,518	12.8	10,771,658	22.4
Total	48,177,083	100.0%	48,016,645	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the six months ended June 30, 2020, we issued 162,578 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $2.44 per unit during the six months ended June 30, 2020, payable in correlation with declared dividends on shares of our common stock.

During the six months ended June 30, 2020, 4,620,000 common Operating Partnership units held by affiliates of the Carlyle Group were redeemed on a one-for-one basis for shares of our common stock in connection with the sale of our common stock. The redemptions were recorded as a $22.6 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the condensed consolidated balance sheets.

The redemption value of the noncontrolling interests at June 30, 2020, was $744.5 million based on the closing price of the Company’s common stock of $121.06 per share on the last trading day prior to that date.

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

As of June 30, 2020, 2,470,665 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013. As of June 30, 2020, all stock option awards are fully vested. The following table sets forth stock option activity under the 2010 Plan for the six months ended June 30, 2020:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2019	31,746	$19.57
Granted	—	—
Exercised	(11,882)	16.77
Forfeited	—	—
Expired	—	—
Options outstanding, June 30, 2020	19,864	$21.25

Restricted Stock Awards and Units

Restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are granted with a fair value equal to the closing market price of the Company’s common stock on the date of grant. The principal difference between RSAs and RSUs is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of common stock. The RSAs and RSUs are amortized on a straight-line basis to expense over the vesting period.

The following table sets forth the number of unvested RSAs and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2019	292,373	$96.44
Granted	155,263	110.69
Forfeited	(9,889)	101.17
Vested	(122,230)	91.73
Unvested balance, June 30, 2020	315,517	$105.13

As of June 30, 2020, total unearned compensation on restricted stock awards and RSUs was approximately $29.1 million, and the weighted-average vesting period was 2.7 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2019	34,624	171,351	102,989	$107.84
Granted	10,210	71,488	40,852	125.02
Performance adjustment (1)	38,047	(7,904)	15,073	—
Forfeited	(1,049)	(4,878)	(2,964)	107.63
Vested	(32,524)	(32,524)	(32,524)	105.55
Unvested balance, June 30, 2020	49,308	197,533	123,426	$113.96
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of June 30, 2020, total unearned compensation on PSAs was approximately $8.3 million, and the weighted-average vesting period was 2.2 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield.

The following table summarizes the assumptions used to value the PSAs granted during the six months ended June 30, 2020, and 2019:

	Six Months Ended June 30,
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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common shares	$20,671	$19,535	$38,519	$39,196
Weighted-average common shares outstanding - basic	39,873,260	36,463,421	38,604,576	36,405,921
Effect of potentially dilutive common shares:
Stock options	20,065	38,741	22,708	38,886
Unvested awards	99,686	116,371	131,788	135,740
Weighted-average common shares outstanding - diluted	39,993,011	36,618,533	38,759,072	36,580,547
Net income per share attributable to common shares
Basic	$0.52	$0.54	$1.00	$1.08
Diluted	$0.52	$0.53	$0.99	$1.07

In the calculations above, we have excluded weighted-average potentially dilutive securities of 566 and 228 for the three months ended June 30, 2020, and 2019, respectively, 2,074 and 26,749 for the six months ended June 30, 2020, and 2019, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of June 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.6 billion and $1.5 billion as of June 30, 2020, and December 31, 2019, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, the senior unsecured term loans, and the senior unsecured notes are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements at lease commencement. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate at lease commencement, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At June 30, 2020, we had open commitments related to construction contracts of approximately $97.8 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At June 30, 2020, we had open commitments related to these contracts of approximately $74.9 million, of which $5.4 million is scheduled to be met during the remainder of the year ending December 31, 2020.

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

Our Portfolio

As of June 30, 2020, our property portfolio included 24 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million net rentable square feet (“NRSF”), of which over 2.7 million NRSF is existing data center space. The approximately 1.5 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows.

The following table provides an overview of our property portfolio as of June 30, 2020:

	Data Center Operating Properties
		Stabilized		Pre-Stabilized (1)		Total		Total	Total
	Annualized	Total	Percent	Total	Percent		Percent	Development	Portfolio
Market / Facilities	Rent ($000)(2)	NRSF(3)	Occupied(4)	NRSF(3)	Occupied(4)	NRSF(3)	Occupied(4)	NRSF (5)	NRSF
San Francisco Bay
SV1	$6,251	88,251	77.2%	—	—%	88,251	77.2%	—	88,251
SV2	3,664	76,676	49.8	—	—	76,676	49.8	—	76,676
Santa Clara campus (SV3-SV9)	96,955	723,181	97.4	52,201	—	775,382	90.8	240,000	1,015,382
San Francisco Bay Total	106,870	888,108	91.3	52,201	—	940,309	86.2	240,000	1,180,309
Los Angeles
One Wilshire campus
LA1*	31,254	145,776	92.0	17,238	33.2	163,014	85.8	10,352	173,366
LA2	54,540	424,890	88.7	—	—	424,890	88.7	—	424,890
LA3	—	—	—	—	—	—	—	160,152	160,152
LA4*	1,026	21,850	74.6	—	—	21,850	74.6	—	21,850
Los Angeles Total	86,820	592,516	89.0	17,238	33.2	609,754	87.4	170,504	780,258
Northern Virginia
VA1	23,642	201,719	81.9	—	—	201,719	81.9	—	201,719
VA2	23,020	188,446	99.7	—	—	188,446	99.7	—	188,446
VA3	5,736	79,171	95.1	51,233	22.7	130,404	66.7	395,997	526,401
DC1*	3,063	22,137	74.9	—	—	22,137	74.9	—	22,137
DC2*	2,306	9,810	100.0	14,753	7.8	24,563	44.6	—	24,563
Reston Campus Expansion(6)	—	—	—	—	—	—	—	413,745	413,745
Northern Virginia Total	57,767	501,283	90.7	65,986	19.4	567,269	82.4	809,742	1,377,011
New York
NY1*	6,448	48,404	99.1	—	—	48,404	99.1	—	48,404
NY2	17,182	119,863	86.9	34,589	—	154,452	67.4	81,799	236,251
New York Total	23,630	168,267	90.4	34,589	—	202,856	75.0	81,799	284,655
Boston
BO1	15,767	122,730	75.8	19,961	—	142,691	65.2	110,985	253,676
Boston Total	15,767	122,730	75.8	19,961	—	142,691	65.2	110,985	253,676
Chicago
CH1	15,196	178,407	81.0	—	—	178,407	81.0	—	178,407
CH2	37	—	—	54,798	0.4	54,798	0.4	112,368	167,166
Chicago Total	15,233	178,407	81.0	54,798	0.4	233,205	62.1	112,368	345,573
Denver
DE1*	4,578	29,784	65.1	—	—	29,784	65.1	—	29,784
DE2*	489	5,140	74.0	—	—	5,140	74.0	—	5,140
Denver Total	5,067	34,924	66.4	—	—	34,924	66.4	—	34,924
Miami
MI1	1,690	30,176	68.7	—	—	30,176	68.7	13,154	43,330
Miami Total	1,690	30,176	68.7	—	—	30,176	68.7	13,154	43,330

Total Data Center Facilities	$312,844	2,516,411	88.5%	244,773	7.6%	2,761,184	81.3%	1,538,552	4,299,736

Office and Light-Industrial(7)	8,626	368,946	76.9	—	—	368,946	76.9	—	368,946
Reston Office and Light-Industrial(6)	970	65,586	100.0	—	—	65,586	100.0	(65,586)	—
									—
Total Portfolio	$322,440	2,950,943	87.3%	244,773	7.6%	3,195,716	81.2%	1,472,966	4,668,682
*	Indicates properties in which we hold a leasehold interest.
(1)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.
(2)	Represents the monthly contractual rent under existing commenced customer leases as of June 30, 2020, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $328.1 million as of June 30, 2020, which includes $5.7 million in operating expense reimbursements under modified gross and triple-net leases. Our management uses annualized base rent as a supplemental performance measure because, when compared quarter over quarter or year over year, it captures profitability of our assets. We offer this measure because we recognize that annualized base rent will be used by investors to compare our profitability with that of other REITs.
(3)	Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 30).

(4)	Includes customer leases that have commenced and are occupied as of June 30, 2020. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of June 30, 2020. The percent occupied for stabilized data center space would have been 89.0%, rather than 88.5%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 82.1%, rather than 81.2%, if all leases signed in current and prior periods had commenced. Our management uses percent occupied as a supplemental performance measure because, when compared year-over-year, it captures trends in market demand for our assets. We offer this measure because we recognize that percent occupied will be used by investors as a basis to compare our operating performance with that of other REITs.
(5)	Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(6)	Included within our Reston Campus Expansion held for development space is 65,586 NRSF that is currently operating as office and light-industrial space.
(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2018, excluding space for which development was completed and became available to be leased after December 31, 2018. We track same-store space leased or available to be leased at the computer room level within each data center facility. Our management uses same-store statistics as a supplemental performance measure because they provide a performance comparison for the computer rooms that have been operating for two years or longer. Same-Store statistics will be used by investors as a basis to compare operating performance of our established computer rooms, excluding the impact of new computer rooms placed into service within the past two years, to that of other REITs. The following table shows the June 30, 2020, same-store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2019, and 2018, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio
		Data Center		Office and Light-Industrial		Total
	Annualized	Total	Percent	Total	Percent		Percent
Market / Facilities	Rent ($000)(1)	NRSF	Occupied(2)	NRSF	Occupied(2)	NRSF	Occupied(2)
San Francisco Bay
SV1	$12,074	88,251	77.2%	231,919	81.2%	320,170	80.1%
SV2	3,664	76,676	49.8	—	—	76,676	49.8
Santa Clara campus (SV3 - SV7)	76,982	615,500	96.9	1,176	100.0	616,676	96.9
San Francisco Bay Total	92,720	780,427	90.1	233,095	81.3	1,013,522	88.0
Los Angeles
One Wilshire campus
LA1*	29,956	145,776	92.0	4,373	64.7	150,149	91.2
LA2	49,636	396,699	87.9	7,417	81.1	404,116	87.7
LA4	1,040	21,850	74.6	1,635	29.3	23,485	71.5
Los Angeles Total	80,632	564,325	88.4	13,425	69.4	577,750	88.0
Northern Virginia
VA1	24,924	201,719	81.9	61,050	87.5	262,769	83.2
VA2	23,064	188,446	99.7	4,308	26.5	192,754	98.1
VA3	4,334	79,170	95.1	6,854	35.3	86,024	90.3
DC1*	3,063	22,137	74.9	—	—	22,137	74.9
DC2*	2,307	24,563	44.6	—	—	24,563	44.6
Reston Campus Expansion	970	—	—	65,586	100.0	65,586	100.0
Northern Virginia Total	58,662	516,035	88.4	137,798	88.7	653,833	88.4
New York
NY1*	6,463	48,404	99.1	209	100.0	48,613	99.1
NY2	17,763	119,863	86.9	20,735	59.9	140,598	82.9
New York Total	24,226	168,267	90.4	20,944	60.3	189,211	87.1
Boston
BO1	16,003	122,730	75.8	19,495	55.2	142,225	73.0
Boston Total	16,003	122,730	75.8	19,495	55.2	142,225	73.0
Chicago
CH1	15,315	178,407	81.0	4,946	75.8	183,353	80.9
Chicago Total	15,315	178,407	81.0	4,946	75.8	183,353	80.9
Denver
DE1*	4,579	29,784	65.1	—	—	29,784	65.1
DE2*	489	5,140	74.0	—	—	5,140	74.0
Denver Total	5,068	34,924	66.4	—	—	34,924	66.4
Miami
MI1	1,709	30,176	68.7	1,934	56.2	32,110	67.9
Miami Total	1,709	30,176	68.7	1,934	56.2	32,110	67.9

Total Facilities at June 30, 2020(3)	$294,335	2,395,291	87.3%	431,637	80.9%	2,826,928	86.3%

Total Facilities at December 31, 2019	$289,728		86.1%		77.9%		85.0%

Total Facilities at December 31, 2018	$291,589		87.8%		79.4%		86.6%
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.
(2)	Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF.
(3)	The percent occupied for data center space, office and light-industrial space, and total space would have been 88.3%, 81.2% and 87.2%, respectively, if all leases signed in the current and prior periods had commenced.

Same-store annualized rent increased to $294.3 million at June 30, 2020, compared to $289.7 million at December 31, 2019. The increase of $4.6 million is primarily due to the commencement of new and expansion leases at DC2 and NY2, partially offset by the move-out of a customer at SV2.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of June 30, 2020:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
SV9(3)	—	240,000	240,000
One Wilshire campus
LA1	—	10,352	10,352
LA3	51,376	108,776	160,152
Los Angeles Total	51,376	119,128	170,504
Northern Virginia
VA3	—	395,997	395,997
Reston Campus Expansion(3)	—	413,745	413,745
Northern Virginia Total	—	809,742	809,742
New York
NY2	—	81,799	81,799
Boston
BO1	—	110,985	110,985
Chicago
CH2	—	112,368	112,368
Miami
MI1	—	13,154	13,154
Total Facilities(4)	51,376	1,487,176	1,538,552
(1)	Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(2)	Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.
(3)	The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.
(4)	In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the six months ended June 30, 2020 (in thousands):

Six Months Ended
June 30, 2020
Data center expansion	$136,765
Non-recurring investments	1,905
Tenant improvements	3,138
Recurring capital expenditures	2,968
Total capital expenditures	$144,776

During the six months ended June 30, 2020, we incurred approximately $144.8 million of capital expenditures, of which approximately $136.8 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the six months ended June 30, 2020, we completed (i) one computer room at SV8, which was the final phase of that data center building; (ii) a data center core and shell building, and therein one computer room at CH2, which was the first phase of the project placed into service; and (iii) one computer room at NY2, which was bifurcated into two projects, including the computer room itself, completed during January 2020, and a power infrastructure project, which ultimately will add incremental power capacity to the computer room, and which is expected to be completed in the third quarter of 2020. As of June 30, 2020, we have an ongoing development project at LA3, a new data center building, scheduled to complete during the year ending December 31, 2020. The following table sets forth capital expenditures spent for data center expansion NRSF placed into service during the six months ended June 30, 2020, and under construction as of June 30, 2020:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
LA3	$46,807	—	51,376
NY2	25,681	34,589	—
SV8	23,041	52,201	—
CH2	22,416	54,798	—
BO1	14,267	—	—
VA3	3,153	—	—
Other	1,400	—	—
Total	$136,765	141,588	51,376
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.

During the six months ended June 30, 2020, we incurred approximately $1.9 million in non-recurring investments, of which $0.5 million was a result of internal information technology software development and the remaining $1.4 million was a result of other non-recurring investments, such as remodel or upgrade projects.

During the six months ended June 30, 2020, we incurred approximately $3.1 million in tenant improvements, which related to tenant-specific power installations at various properties.

During the six months ended June 30, 2020, we incurred approximately $3.0 million of recurring capital expenditures within our portfolio, which includes required equipment upgrades at our various facilities that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020, which is accessible on the SEC’s website at www.sec.gov.

The ongoing outbreak of COVID-19 has caused severe disruption in the U.S. and global economies, and we, our customers and vendors have been impacted to varying degrees, some of which is known and some unknown. The total impact of COVID-19 will largely depend on the severity and extent of the virus, success of actions taken to contain the threat of COVID-19, including related travel advisories and other restrictions on movement, the extent, duration and recovery time of related suppression of economic activity, the recovery time of disrupted supply chains, potentially material staffing shortages, construction and development delays, and reactions by consumers, companies, governmental entities, and capital markets. As of the date of this Quarterly Report, we have not seen a significantly adverse overall impact on the demand for data center space or on our ability to operate our business.

We have not experienced material delays on our data center expansion projects as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to be fluid and state and local governments may further restrict construction, including restrictions that may impact our development projects. In addition, local governments may experience delays in permitting and inspecting construction projects, including delays that may impact our construction timelines.

Companies have responded to the COVID-19 pandemic in various ways, including encouraging employees to work remotely from home to comply with state and local government restrictions on movement. This shift may increase the demand for cloud computing and cloud-based information-technology architectures, which could result in increased demand for data center space in the short term and potentially in the longer-term. Conversely, this shift may create challenges for our customers or prospective customers that ultimately result in slower sales cycles.

Some of our customers and prospective customers are dependent on areas of the economy that have experienced a significant negative impact from the outbreak of COVID-19. As a result, these customers may become cash flow constrained and may not be able to comply with their rent obligations or may reduce their capital expenditure budgets for information technology infrastructure. Some customers have requested, and more may request, rent concessions, abatements or other lease modifications. While the impacts to date are immaterial, we continue to monitor and respond as needed to individual requests from customers. Should the number of rent concessions, abatements or instances of non-payment increase, our cash flows could be materially impacted. Furthermore, restrictions on our ability to evict tenants, whether due to government legislation or bankruptcy determinations, could adversely affect our cash flows. In addition, pay and the cost of safety accommodations for employees required to be on-site during a time of perceived higher health risk may modestly increase operating costs.

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

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 625 and 1,104 data center leases representing approximately 10.7% and 14.9% of the NRSF in our operating property portfolio which are scheduled to expire during the remainder of 2020 and the year ending December 31, 2021, respectively. These leases represent current annualized rent of $54.3 million, or 16.8%, and $76.3 million, or 23.6%, with annualized rental rates of $160 per NRSF and $163 per NRSF at expiration during the remainder of 2020 and the year ending December 31, 2021, respectively.

Results of operations may be affected by the amount of pre-stabilized properties in our portfolio. As we place new development projects into service, the initial investment returns may be lower compared to stabilized properties due to operating expenses being less dependent on occupancy levels than revenues. We expect property operating expenses to increase as we place new data center NRSF into service. As projects become stabilized, we expect the investment returns to increase as operating expenses become more dependent on occupancy levels. During the quarter ended June 30, 2020, we placed approximately 107,000 NRSF of pre-stabilized data center space into service related to CH2 Phase 1 and SV8 Phase 3.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of June 30, 2020, we had approximately 568,000 NRSF of unoccupied or under construction data center space of which approximately 66,000 NRSF is leased with a future commencement date.

The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 32.2% of our total operating NRSF and 42.4% of our total annualized rent as of June 30, 2020. One of our top ten customers has $8.3 million of annualized rent expiring at the end of 2020, and $6.7 million of annualized rent expiring at the end of 2021, which will not be renewed.

The following table summarizes our leasing activity during the six months ended June 30, 2020:

			GAAP	Total	GAAP
		Number of	Annualized	Leased	Rental	GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)	Growth(5)
New / expansion leases commenced	March 31, 2020	112	$9,678	45,322	$214
	June 30, 2020	121	7,925	45,271	175
	Total	233	$17,603	90,593	$194

New / expansion leases signed	March 31, 2020	117	$12,006	59,354	$202
	June 30, 2020	112	3,471	22,191	156
	Total	229	$15,477	81,545	$190

Renewal leases signed	March 31, 2020	280	$17,334	120,943	$143	7.2%
	June 30, 2020	333	24,961	174,926	143	5.5
	Total	613	$42,295	295,869	$143	6.2%
(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF. Our management uses GAAP annualized rent and GAAP rental rates as supplemental performance measures because, when compared quarter over quarter or year over year, they provide a performance measure that captures sales volume and pricing trends. We offer these measures because we recognize they will be used by investors to compare our sales volume and pricing trends to those of other REITs.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.

Results of Operations

Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2020, and 2019. A summary of our operating results for the three months ended June 30, 2020, and 2019, is as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Operating revenue	$150,543	$142,906	$7,637	5.3%
Operating expense	114,850	106,850	8,000	7.5
Operating income	35,693	36,056	(363)	(1.0)
Interest expense	10,586	10,311	275	2.7
Net income	25,088	25,743	(655)	(2.5)

Operating Revenue

Operating revenue during the three months ended June 30, 2020, and 2019, was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$127,108	$121,083	$6,025	5.0%
Interconnection revenue	20,897	18,776	2,121	11.3
Total data center revenue	148,005	139,859	8,146	5.8
Office, light-industrial and other revenue	2,538	3,047	(509)	(16.7)
Total operating revenues	$150,543	$142,906	$7,637	5.3%

The increase in operating revenues was primarily due to a $6.0 million, or 5.0%, increase in data center rental, power, and related revenue during the three months ended June 30, 2020, compared to the 2019 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at SV8, VA3 and NY2, where we have placed into service large contiguous data center NRSF within the last two years, has increased $5.6 million, $1.5 million, and $1.4 million, respectively, compared to the three months ended June 30, 2019. These increases were primarily due to the commencement of large scale customer leases throughout the past twelve months, which generate variable revenue growth as customers deploy their IT equipment and increase their power consumption. This activity was offset by a customer move-out of 28,456 NRSF at SV2 and a customer move-out of 17,231 NRSF at BO1, as well as, other customer move-outs across various properties.

In addition, interconnection revenue increased $2.1 million, or 11.3%, during the three months ended June 30, 2020, compared to the 2019 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the twelve months ended June 30, 2020, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the three months ended June 30, 2020, and 2019, were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Property operating and maintenance	$41,037	$38,067	$2,970	7.8%
Real estate taxes and insurance	5,599	5,988	(389)	(6.5)
Depreciation and amortization	41,779	36,996	4,783	12.9
Sales and marketing	5,837	5,784	53	0.9
General and administrative	11,603	12,282	(679)	(5.5)
Rent	8,995	7,733	1,262	16.3
Total operating expenses	$114,850	$106,850	$8,000	7.5%

Property operating and maintenance expense increased $3.0 million, or 7.8%, during the three months ended June 30, 2020, compared to the 2019 period, primarily as a result of an increase in salary and benefits expenses related to new operations at SV8 and VA3 and an increase in power expense due to increased customer power utilization related to the commencement of new and expansion leases, net of customer move-outs, and decreased contract and repair expenses across multiple sites.

Real estate taxes and insurance expense decreased $0.4 million, or 6.5%, during the three months ended June 30, 2020 as compared with the 2019 period primarily due to real property tax adjustments at SV2 and CH1.

Depreciation and amortization expense increased $4.8 million, or 12.9%, during the three months ended June 30, 2020, compared to the 2019 period, primarily as a result of an increase in depreciation expense from approximately 214,000 NRSF of new data center expansion projects placed into service during the twelve months ended June 30, 2020 with a cost basis of approximately $234.9 million.

General and administrative expense decreased $0.7 million, or 5.5%, primarily as a result of decreased legal expenses compared to the three months ended June 30, 2019, partially offset by higher salaries and non-cash compensation.

Rent expense increased by $1.3 million, or 16.3%, during the three months ended June 30, 2020, compared to the 2019 period. The increase was primarily due to additional rent expense incurred from our leasehold interest properties during the three months ended June 30, 2020, related to the completion and placing into service of an additional computer room at LA1 during the three months ended June 30, 2019.

Interest Expense

Interest expense for the three months ended June 30, 2020, and 2019, was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Interest expense and fees	$12,810	$13,056	$(246)	(1.9)%
Amortization of deferred financing costs and hedge amortization	1,043	856	187	21.8
Capitalized interest	(3,267)	(3,601)	334	(9.3)
Total interest expense	$10,586	$10,311	$275	2.7%
Percent capitalized	23.6%	25.9%

Total interest expense increased $0.3 million, or 2.7%, during the three months ended June 30, 2020, compared to the 2019 period, primarily as a result of the increase in overall debt outstanding. The weighted average principal debt outstanding was $1.6 billion and $1.3 billion during the three months ended June 30, 2020, and 2019, respectively. The increase was partially offset by a decrease in our daily weighted average interest rate from 3.93% during the three months ended June 30, 2019, to 3.13% during the three months ended June 30, 2020.

Six Months Ended June 30, 2020, Compared to the Six Months Ended June 30, 2019

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2020, and 2019. A summary of our operating results for the six months ended June 30, 2020, and 2019, is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Operating revenue	$297,905	$281,801	$16,104	5.7%
Operating expense	228,024	210,312	17,712	8.4
Operating income	69,881	71,489	(1,608)	(2.2)
Interest expense	21,769	19,809	1,960	9.9
Net income	48,076	51,648	(3,572)	(6.9)

Operating Revenue

Operating revenue during the six months ended June 30, 2020, and 2019, was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$251,613	$238,936	$12,677	5.3%
Interconnection revenue	40,982	37,192	3,790	10.2
Total data center revenue	292,595	276,128	16,467	6.0
Office, light-industrial and other revenue	5,310	5,673	(363)	(6.4)
Total operating revenues	$297,905	$281,801	$16,104	5.7%

A majority of the increase in operating revenues was due to a $12.7 million, or 5.3%, increase to data center rental, power, and related revenue during the six months ended June 30, 2020, compared to the 2019 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at our SV8, NY2 and VA3 properties, where we have placed into service large contiguous data center NRSF within the last two years, has increased $11.0 million, $3.0 million and $2.7 million, respectively, compared to the six months ended June 30, 2019. These increases are primarily due to the commencement of large scale customer leases throughout the past twelve months, which generate variable revenue growth as customers deploy their IT equipment and increase their power consumption. This activity was offset by a customer move-out of 28,456 NRSF at SV2 and a customer move-out of 17,231 NRSF at BO1, as well as, other customer move-outs across various properties.

In addition, interconnection revenue increased $3.8 million, or 10.2%, during the six months ended June 30, 2020, compared to the 2019 period. The increase is primarily due to the net increase in volume of cross connects from new and existing customers during the twelve months ended June 30, 2020, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the six months ended June 30, 2020, and 2019, were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Property operating and maintenance	$81,220	$76,177	$5,043	6.6%
Real estate taxes and insurance	11,789	12,184	(395)	(3.2)
Depreciation and amortization	82,770	72,642	10,128	13.9
Sales and marketing	11,981	11,436	545	4.8
General and administrative	22,870	22,452	418	1.9
Rent	17,394	15,421	1,973	12.8
Total operating expenses	$228,024	$210,312	$17,712	8.4%

Property operating and maintenance expense increased $5.0 million, or 6.6%, primarily as a result of an increase in salary and benefits expenses related to new operations at SV8 and VA3 and an increase in power expense due to increased customer power utilization related to the commencement of new and expansion leases, net of customer move-outs, and decreased contract and repair expenses across multiple sites.

Real estate taxes and insurance expense decreased $0.4 million, or 3.2%, during the six months ended June 30, 2020 primarily due to real property tax adjustments at SV2 and CH1.

Depreciation and amortization expense increased $10.1 million, or 13.9%, during the six months ended June 30, 2020, compared to the 2019 period, primarily as a result of an increase in depreciation expense from approximately 214,000 NRSF of new data center expansion projects placed into service during the twelve months ended June 30, 2020 with a cost basis of approximately $234.9 million.

Sales and marketing expense increased $0.5 million, or 4.8%, during the six months ended June 30, 2020, compared to the 2019 period, primarily due to an increased headcount, resulting in higher salaries and non-cash compensation.

General and administrative expense increased $0.4 million, or 1.9%, during the six months ended June 30, 2020, compared to the 2019 period, primarily as a result of an increased bad debt expense of $1.0 million related to customers in bankruptcy proceedings and increased customer financial distress related to the COVID-19 outbreak, higher salaries and non-cash compensation. The increase is partially offset by decreased legal expenses compared to the six months ended June 30, 2019.

Rent expense increased by $2.0 million, or 12.8%, during the six months ended June 30, 2020, compared to the 2019 period. The increase was primarily due to additional rent expense incurred from our leasehold interest properties during the six months ended June 30, 2020, related to the completion and placing into service of an additional computer room at LA1 during the six months ended June 30, 2019.

Interest

Interest expense for the six months ended June 30, 2020, and 2019, was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Interest expense and fees	$26,430	$24,572	$1,858	7.6%
Amortization of deferred financing costs and hedge amortization	2,072	1,467	605	41.2
Capitalized interest	(6,733)	(6,230)	(503)	8.1
Total interest expense	$21,769	$19,809	$1,960	9.9%
Percent capitalized	23.6%	23.9%

Total interest expense increased $2.0 million, or 9.9%, during the six months ended June 30, 2020, compared to the 2019 period, primarily as a result of the increase in overall debt outstanding. The weighted average principal debt outstanding was $1.6 billion and $1.2 billion during the six months ended June 30, 2020, and 2019, respectively. The increase was primarily offset by a decrease in our daily weighted average interest rate from 3.91% during the six months ended June 30, 2019, to 3.27% during the six months ended June 30, 2020, and an increase in capitalized interest as a result of higher construction spend on our development projects during the six months ended June 30, 2020.

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2020, Compared to the Six Months Ended June 30, 2019

Operating Activities

Net cash provided by operating activities was $137.5 million for the six months ended June 30, 2020, compared to $115.4 million for the six months ended June 30, 2019. The increase of $22.1 million, or 19.2%, was primarily due to an increase in lease commencements as a direct result of placing approximately 214,000 NRSF of new data center expansion projects into servce during the twelve months ended June 30, 2020. Additionally, there was an increase in customer cash collections, which increased the cash flows from changes in accounts receivable by $9.4 million during the six months ended June 30, 2020, compared to June 30, 2019. The increase was partially offset by higher initial direct costs of $2.4 million related to higher leasing commissions during the six months ended June 30, 2020, compared to June 30, 2019.

Investing Activities

Net cash used in investing activities decreased by $32.3 million, or 17.3%, to $154.7 million for the six months ended June 30, 2020, compared to $186.9 million for the six months ended June 30, 2019. This decrease was due primarily to the acquisition of SV9 for $26.1 million during the six months ended June 30, 2019, which elevated cash used in investing activities during the prior period.

Financing Activities

Net cash provided by financing activities was $16.8 million during the six months ended June 30, 2020, compared to $71.8 million during the six months ended June 30, 2019.

During the six months ended June 30, 2020, we received cash proceeds of $100 million from the 2027 Notes and cash proceeds, net of payments, from the revolving credit facility of $36.5 million.

During the six months ended June 30, 2019, we received cash proceeds of $325 million from the 2026 and 2029 Notes and made cash payments, net of proceeds, from the revolving credit facility of $144.3 million.

We paid $118.8 million in dividends and distributions on our common stock and Operating Partnership units during the six months ended June 30, 2020, compared to $106.7 million during the six months ended June 30, 2019, as a result of an increase in our quarterly dividend from $2.32 per share or unit paid during the six months ended June 30, 2019, to $2.44 per share or unit paid during the six months ended June 30, 2020.

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

We expect to meet our short-term liquidity requirements through net cash on hand, cash provided by operations, and the $344.9 million available for us to borrow as of June 30, 2020, under our revolving credit facility. On May 6, 2020, we executed a 7-year $150 million unsecured private placement of notes with $100 million funded at closing and the remaining $50 million funded on July 14, 2020.

We estimate our anticipated development activity over the next twelve months will require approximately $200 million to $250 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment over the next twelve months includes a portion of the remaining estimated capital required to fund our current expansion projects under construction as of June 30, 2020, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects / Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
TKD expansion(1)
NY2 - Power Infrastructure	New York	Q3 2020	—	$29,468	$38,824	—%	4.0

New development(2)
Ground-up construction
LA3 Phase 1	Los Angeles	Q4 2020	51,376	94,512	134,000	73.8	6.0

Total development(3)			51,376	$123,980	$172,824	73.8%	10.0
(1)	Turn-Key Data Center (“TKD”) estimated development costs include two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project. Following development completion, incremental capital, referred to as Deferred Expansion Capital, may be invested to support existing or anticipated future customer utilization of NRSF within our operating data centers.
(2)	Includes a portion of the cost of infrastructure to support later phases of the development.

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

Indebtedness

A summary of outstanding indebtedness as of June 30, 2020, and December 31, 2019, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2020	2019
Revolving credit facility	1.41% and 3.01% at June 30, 2020, and December 31, 2019, respectively	November 8, 2023	$99,000	$62,500
2022 Senior unsecured term loan	1.76% and 2.96% at June 30, 2020, and December 31, 2019, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at June 30, 2020, and December 31, 2019, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan	2.86% and 3.44% at June 30, 2020, and December 31, 2019, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2020, and December 31, 2019, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan	2.32% and 2.81% at June 30, 2020, and December 31, 2019, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes	4.52% at June 30, 2020, and December 31, 2019, respectively	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at June 30, 2020	May 6, 2027	100,000	—
2029 Senior unsecured notes	4.31% at June 30, 2020, and December 31, 2019, respectively	April 17, 2029	200,000	200,000
Total principal outstanding			1,624,000	1,487,500
Unamortized deferred financing costs			(8,759)	(9,098)
Total debt			$1,615,241	$1,478,402

As of June 30, 2020, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of June 30, 2020, and December 31, 2019, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

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

We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, an alternative to net income, cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the Nareit standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income. The following table provides a reconciliation of our net income to FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$25,088	$25,743	$48,076	$51,648
Real estate depreciation and amortization	40,162	35,573	79,577	69,760
FFO attributable to common shares and units	$65,250	$61,316	$127,653	$121,408
Total weighted average shares and OP units outstanding - diluted	48,370	48,218	48,345	48,181
FFO per common share and OP unit - diluted	$1.35	$1.27	$2.64	$2.52

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

We have made distributions every quarter since the completion of our initial public offering in 2010. During the six months ended June 30, 2020, we declared quarterly dividends totaling $2.44 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon, among other things, restriction in agreements governing out indebtedness, our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2020, we had $799.0 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of June 30, 2020, we have six interest rate swap agreements in place to fix the interest rate on $700.0 million of our one-month LIBOR variable rate debt. Our variable interest rate risk not covered by an interest rate swap agreement is $99.0 million of variable rate debt outstanding as of June 30, 2020. See additional discussion in Item 1. Financial Statements – Note 8 – Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $99.0 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $0.9 million per year.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED EQUITY SECURITIES

None.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(2)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1	Note Purchase Agreement, dated as of May 6, 2020, by and among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto.(4)
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF 104	XBRL Taxonomy Extension Definition Linkbase Document. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2020

* Represents management contract or compensatory plan or agreement.

† Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: July 31, 2020	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)