Form 10-Q
period 2020-09-30
CoreSite Realty Corp
filed 2020-10-30
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

The number of shares of common stock outstanding at October 28, 2020, was 42,766,575.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Land	$100,432	$94,593
Buildings and improvements	2,148,435	1,989,731
	2,248,867	2,084,324
Less: Accumulated depreciation and amortization	(829,055)	(720,498)
Net investment in operating properties	1,419,812	1,363,826
Construction in progress	415,210	394,474
Net investments in real estate	1,835,022	1,758,300
Operating lease right-of-use assets, net	166,807	172,976
Cash and cash equivalents	2,894	3,048
Accounts and other receivables, net of allowance for doubtful accounts of $783 and $371 as of September 30, 2020, and December 31, 2019, respectively	31,388	21,008
Lease intangibles, net of accumulated amortization of $4,535 and $4,022 as of September 30, 2020, and December 31, 2019, respectively	2,959	3,939
Goodwill	40,646	40,646
Other assets, net	103,262	101,082
Total assets	$2,182,978	$2,100,999

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $8,190 and $9,098 as of September 30, 2020, and December 31, 2019, respectively	$1,686,810	$1,478,402
Operating lease liabilities	182,068	187,443
Accounts payable and accrued expenses	91,310	123,304
Accrued dividends and distributions	62,796	62,332
Acquired below-market lease contracts, net of accumulated amortization of $1,634 and $1,511 as of September 30, 2020, and December 31, 2019, respectively	2,362	2,511
Unearned revenue, prepaid rent and other liabilities	54,848	33,119
Total liabilities	2,080,194	1,887,111
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 42,766,487 and 37,701,042 shares issued and outstanding at September 30, 2020, and December 31, 2019, respectively	422	373
Additional paid-in capital	551,227	512,324
Accumulated other comprehensive loss	(22,355)	(6,026)
Distributions in excess of net income	(439,028)	(348,509)
Total stockholders' equity	90,266	158,162
Noncontrolling interests	12,518	55,726
Total equity	102,784	213,888
Total liabilities and equity	$2,182,978	$2,100,999

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$130,300	$122,598	$381,913	$361,534
Interconnection revenue	21,144	19,082	62,126	56,274
Office, light-industrial and other revenue	2,537	3,211	7,847	8,884
Total operating revenues	153,981	144,891	451,886	426,692
Operating expenses:
Property operating and maintenance	44,986	41,251	126,206	117,428
Real estate taxes and insurance	5,989	4,973	17,778	17,157
Depreciation and amortization	41,759	40,546	124,529	113,188
Sales and marketing	5,901	5,476	17,882	16,912
General and administrative	10,854	10,671	33,724	33,123
Rent	8,966	8,331	26,360	23,752
Total operating expenses	118,455	111,248	346,479	321,560
Operating income	35,526	33,643	105,407	105,132
Interest expense	(11,384)	(10,986)	(33,153)	(30,795)
Income before income taxes	24,142	22,657	72,254	74,337
Income tax expense	(10)	(13)	(46)	(45)
Net income	$24,132	$22,644	$72,208	$74,292
Net income attributable to noncontrolling interests	3,000	5,194	12,557	17,646
Net income attributable to common shares	$21,132	$17,450	$59,651	$56,646
Net income per share attributable to common shares:
Basic	$0.50	$0.47	$1.50	$1.55
Diluted	$0.50	$0.47	$1.49	$1.54
Weighted average common shares outstanding
Basic	42,234,534	36,950,950	39,823,394	36,589,593
Diluted	42,404,396	37,132,155	39,995,993	36,763,241

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$24,132	$22,644	$72,208	$74,292
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	4	(463)	(21,394)	(5,608)
Reclassification of other comprehensive income (loss) to interest expense	1,836	137	3,149	(44)
Comprehensive income	25,972	22,318	53,963	68,640
Comprehensive income attributable to noncontrolling interests	3,224	5,125	7,916	16,293
Comprehensive income attributable to CoreSite Realty Corporation	$22,748	$17,193	$46,047	$52,347

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2020	37,701,042	$373	$512,324	$(6,026)	$(348,509)	$158,162	$55,726	$213,888
Redemption of noncontrolling interests	2,140	—	11	—	—	11	(11)	—
Issuance of stock awards, net of forfeitures	199,541	—	—	—	—	—	—	—
Exercise of stock options	3,210	—	73	—	—	73	—	73
Share-based compensation	—	1	3,725	—	—	3,726	—	3,726
Dividends and distributions	—	—	—	—	(46,174)	(46,174)	(13,139)	(59,313)
Net income	—	—	—	—	17,848	17,848	5,140	22,988
Other comprehensive loss	—	—	—	(13,132)	—	(13,132)	(3,782)	(16,914)
Balance at March 31, 2020	37,905,933	$374	$516,133	$(19,158)	$(376,835)	$120,514	$43,934	$164,448
Redemption of noncontrolling interests	4,620,000	46	25,105	(2,594)	—	22,557	(22,557)	—
Issuance of stock awards, net of forfeitures	(1,185)	—	—	—	—	—	—	—
Exercise of stock options	8,672	—	99	—	—	99	—	99
Share-based compensation	—	—	4,477	—	—	4,477	—	4,477
Dividends and distributions	—	—	—	—	(51,857)	(51,857)	(7,502)	(59,359)
Net income	—	—	—	—	20,671	20,671	4,417	25,088
Other comprehensive loss	—	—	—	(2,088)	—	(2,088)	(1,083)	(3,171)
Balance at June 30, 2020	42,533,420	$420	$545,814	$(23,840)	$(408,021)	$114,373	$17,209	$131,582
Redemption of noncontrolling interests	230,172	2	822	(131)	—	693	(693)	—
Issuance of stock awards, net of forfeitures	(5,037)	—	—	—	—	—	—	—
Exercise of stock options	7,932	—	126	—	—	126	—	126
Share-based compensation	—	—	4,465	—	—	4,465	—	4,465
Dividends and distributions	—	—	—	—	(52,139)	(52,139)	(7,222)	(59,361)
Net income	—	—	—	—	21,132	21,132	3,000	24,132
Other comprehensive income	—	—	—	1,616	—	1,616	224	1,840
Balance at September 30, 2020	42,766,487	$422	$551,227	$(22,355)	$(439,028)	$90,266	$12,518	$102,784

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2019	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633
Issuance of stock awards, net of forfeitures	192,009	—	—	—	—	—	—	—
Exercise of stock options	1,129	—	17	—	—	17	—	17
Share-based compensation	—	1	3,592	—	—	3,593	—	3,593
Dividends and distributions	—	—	—	—	(40,581)	(40,581)	(12,733)	(53,314)
Net income	—	—	—	—	19,661	19,661	6,244	25,905
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)	(1,124)	(4,664)
Balance at March 31, 2019	36,901,829	$364	$494,923	$(5,733)	$(267,849)	$221,705	$84,465	$306,170
Redemption of noncontrolling interests	2,770	—	20	—	—	20	(20)	—
Issuance of stock awards, net of forfeitures	(15,567)	—	—	—	—	—	—	—
Exercise of stock options	1,339	—	21	—	—	21	—	21
Share-based compensation	—	—	3,864	—	—	3,864	—	3,864
Dividends and distributions	—	—	—	—	(44,895)	(44,895)	(14,118)	(59,013)
Net income	—	—	—	—	19,535	19,535	6,208	25,743
Other comprehensive loss	—	—	—	(502)	—	(502)	(160)	(662)
Balance at June 30, 2019	36,890,371	$364	$498,828	$(6,235)	$(293,209)	$199,748	$76,375	$276,123
Redemption of noncontrolling interests	800,840	8	5,394	(174)	—	5,228	(5,228)	—
Issuance of stock awards, net of forfeitures	(3,983)	—	—	—	—	—	—	—
Exercise of stock options	1,154	—	28	—	—	28	—	28
Share-based compensation	—	1	3,959	—	—	3,960	—	3,960
Dividends and distributions	—	—	—	—	(45,961)	(45,961)	(13,142)	(59,103)
Net income	—	—	—	—	17,450	17,450	5,194	22,644
Other comprehensive loss	—	—	—	(257)	—	(257)	(69)	(326)
Balance at September 30, 2019	37,688,382	$373	$508,209	$(6,666)	$(321,720)	$180,196	$63,130	$243,326

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,208	$74,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,529	113,188
Amortization of above/below market leases	(102)	(219)
Amortization of deferred financing costs and hedge amortization	3,100	2,368
Share-based compensation	11,810	10,781
Bad debt expense	890	106
Changes in operating assets and liabilities:
Accounts receivable	(11,271)	(7,971)
Deferred rent receivable	(1,252)	4,218
Initial direct costs	(13,517)	(9,727)
Other assets	(3,642)	(8,395)
Accounts payable and accrued expenses	8,195	15,800
Unearned revenue, prepaid rent and other liabilities	3,043	(8,765)
Operating leases	801	2,035
Net cash provided by operating activities	194,792	187,711
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(4,555)	(3,167)
Real estate improvements	(219,512)	(239,526)
Business combinations and asset acquisitions	—	(26,060)
Net cash used in investing activities	(224,067)	(268,753)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	298	66
Proceeds from revolving credit facility	201,000	286,250
Payments on revolving credit facility	(143,500)	(435,500)
Proceeds from unsecured debt	150,000	400,000
Payments of loan fees and costs	(1,108)	(2,344)
Dividends and distributions	(177,569)	(165,326)
Net cash provided by financing activities	29,121	83,146
Net change in cash and cash equivalents	(154)	2,104
Cash and cash equivalents, beginning of period	3,048	2,599
Cash and cash equivalents, end of period	$2,894	$4,703
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$33,816	$21,686
Cash paid for operating lease liabilities	$20,108	$18,581
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$25,537	$65,964
Accrual of dividends and distributions	$62,796	$61,783
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$7,935	$1,035

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of September 30, 2020, the Company owned an 87.7% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others owned a 12.3% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests – Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the expected results for the year ending December 31, 2020, or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $3.2 million and $3.7 million for the three months ended September 30, 2020, and 2019, respectively. Capitalized interest costs were $9.9 million and $10.0 million for the nine months ended September 30, 2020, and 2019, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $38.2 million and $35.1 million for the three months ended September 30, 2020, and 2019, respectively. Depreciation expense was $112.9 million and $100.1 million for the nine months ended September 30, 2020, and 2019, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or nine months ended September 30, 2020, or 2019.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of September 30, 2020, and December 31, 2019, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or nine months ended September 30, 2020, or 2019.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of customer lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $2.8 million and $4.0 million for the three months ended September 30, 2020, and 2019, respectively. Amortization of initial direct costs was $9.8 million and $10.8 million for the nine months ended September 30, 2020, and 2019, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Internal sales commissions	$15,472	$15,064
Third party commissions	12,720	10,845
Other	383	462
Total	$28,575	$26,371

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over their estimated fair value would be recognized as an impairment loss charged to net income. For the three and nine months ended September 30, 2020, and 2019, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment of internal-use software was recognized in the condensed consolidated financial statements for the three and nine months ended September 30, 2020, and 2019.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if the collectability of a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to not be probable. At September 30, 2020, and December 31, 2019, the allowance for doubtful accounts totaled $0.8 million and $0.4 million, respectively, on the condensed consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At September 30, 2020, and December 31, 2019, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.8 million and $1.7 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of September 30, 2020, and December 31, 2019, the gross deferred income taxes were not material.

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

Risks and Uncertainties

The full extent of the operational and financial impact of the novel coronavirus (“COVID-19”) outbreak on our business has yet to be determined. The impact of the outbreak of COVID-19 is dependent on future developments, including, among other factors, the duration and spread of the outbreak, along with related government-mandated business shutdowns, travel advisories and restrictions on movement, the recovery time of general employment levels, disrupted supply chains, potentially material staffing shortages, construction and development delays, and uncertainty with respect to accessibility of additional funding sources. In addition, some of our customers and prospective customers are dependent on areas of the economy that have been significantly impacted by the outbreak of COVID-19, which may impact their ability to comply with their rent obligations or their demand for additional space and power from us. As of September 30, 2020, we have not recognized a material loss, impairment, or contingency within our condensed consolidated financial statements as a result of the COVID-19 pandemic.

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at September 30, 2020 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$120,150	$11,862	$137,166
Chicago	7,059	178,441	59,746	245,246
Denver	—	35,255	849	36,104
Los Angeles	18,672	380,659	126,933	526,264
Miami	728	14,660	—	15,388
New York	2,729	177,197	70,191	250,117
Northern Virginia	21,856	404,420	106,581	532,857
San Francisco Bay	44,234	837,653	39,048	920,935
Total	$100,432	$2,148,435	$415,210	$2,664,077

The following is a summary of the properties owned or leased by market at December 31, 2019 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	$5,154	$119,227	$931	$125,312
Chicago	5,493	115,699	100,118	221,310
Denver	—	32,659	2,461	35,120
Los Angeles	18,672	376,525	60,178	455,375
Miami	728	14,491	133	15,352
New York	2,729	155,746	56,271	214,746
Northern Virginia	21,856	398,742	101,619	522,217
San Francisco Bay	39,961	776,642	72,763	889,366
Total	$94,593	$1,989,731	$394,474	$2,478,798

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Deferred rent receivable	$39,586	$38,335
Initial direct costs	28,575	26,371
Internal-use software	14,323	16,747
Prepaid expenses	12,816	7,675
Corporate furniture, fixtures and equipment	4,726	4,848
Deferred financing costs - revolving credit facility	2,605	3,148
Other	631	3,958
Total	$103,262	$101,082

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from less than 1 year to 15 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years at September 30, 2020, and December 31, 2019. The weighted-average discount rate was 4.9% at each date.

During the nine months ended September 30, 2020, we extended the term of approximately 25,000 NRSF at our existing DC2 data center from July 2028 to July 2035. As a result of this extension, we remeasured the lease liability and adjusted the ROU asset by approximately $7.0 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease expense:
Operating lease expense	$6,950	$6,868	$20,756	$19,662
Variable lease expense	2,016	1,463	5,604	4,090
Rent expense	$8,966	$8,331	$26,360	$23,752

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease revenue:
Minimum lease revenue	$108,878	$103,518	$322,647	$304,813
Variable lease revenue	23,959	22,291	67,113	65,605
Total lease revenue	$132,837	$125,809	$389,760	$370,418

7. Debt

A summary of outstanding indebtedness as of September 30, 2020, and December 31, 2019, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2020	2019
Revolving credit facility(1)	1.40% and 3.01% at September 30, 2020, and December 31, 2019, respectively	November 8, 2023	$120,000	$62,500
2022 Senior unsecured term loan(2)(3)	1.76% and 2.96% at September 30, 2020, and December 31, 2019, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at September 30, 2020, and December 31, 2019, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan(2)(3)	2.86% and 3.44% at September 30, 2020, and December 31, 2019, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at September 30, 2020, and December 31, 2019, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan(2)(3)	2.32% and 2.81% at September 30, 2020, and December 31, 2019, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes(2)	4.52% at September 30, 2020, and December 31, 2019, respectively	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at September 30, 2020	May 6, 2027	150,000	—
2029 Senior unsecured notes	4.31% at September 30, 2020, and December 31, 2019, respectively	April 17, 2029	200,000	200,000
Total principal outstanding		`	1,695,000	1,487,500
Unamortized deferred financing costs			(8,190)	(9,098)
Total debt			$1,686,810	$1,478,402
(1)	Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 125 basis points to 185 basis points, or (ii) a base rate plus 25 basis points to 85 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2020, our Operating Partnership’s leverage ratio was 32.3% and the interest rate was LIBOR plus 125 basis points.
(2)	Our Operating Partnership has in place swap agreements with respect to the term loans noted above, and previously had a forward starting swap agreement in place with respect to the 2026 senior unsecured notes. The interest rates presented represent the effective interest rates as of September 30, 2020, and December 31, 2019, including the impact of the interest rate swaps, which effectively fix the interest rate on a portion of our variable rate debt. See Note 8 – Derivatives and Hedging Activities.
(3)	Borrowings under the senior unsecured term loans bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At September 30, 2020, our Operating Partnership’s leverage ratio was 32.3% and the interest rate was LIBOR plus 120 basis points.

Revolving Credit Facility

On November 8, 2019, our Operating Partnership and certain subsidiary co-borrowers entered into the Fifth Amended and Restated Credit Agreement (as amended and restated, the “Amended and Restated Credit Agreement”), consisting of a $450 million revolving credit facility, a $150 million senior unsecured term loan scheduled to mature on April 19, 2024, and a $350 million senior unsecured term loan scheduled to mature on April 1, 2025. The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of September 30, 2020, the borrowing capacity was $450.0 million. As of September 30, 2020, $120.0 million was borrowed and outstanding, $6.1 million was outstanding under letters of credit, and therefore $323.9 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of September 30, 2020, was 32.3%
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of September 30, 2020, was 0.0%
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of September 30, 2020, was 6.1 to 1.0.

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

Debt Covenants

All of the Company’s debt instruments contain certain financial covenants and other customary restrictive covenants, including limitations on transactions with affiliates, merger, consolidation, and sales of assets, liens and subsidiary indebtedness. The Company’s financial covenants include maximum consolidated total unsecured indebtedness to unencumbered asset pool availability, minimum consolidated tangible net worth, a maximum ratio of consolidated total indebtedness to gross asset value, a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges, and a maximum ratio of secured indebtedness to gross asset value. As of September 30, 2020, we were in compliance with all of the financial covenants.

For further information on the Company’s debt instruments, see Note 8 – Debt to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020.

Debt Maturities

The following table summarizes when our debt currently becomes due as of September 30, 2020 (in thousands):

Year Ending December 31,
2020	$—
2021	—
2022	200,000
2023	270,000
2024	325,000
Thereafter	900,000
Total principal outstanding	1,695,000
Unamortized deferred financing costs	(8,190)
Total debt, net	$1,686,810

8. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of September 30, 2020, and December 31, 2019 (in thousands):

Notional Amount								Fair Value (Level 2) (1)
September 30,	December 31,	Type of			Effective	Expiration		September 30,	December 31,
2020	2019	Derivative	Index	Strike Rate	Date	Date		2020	2019
$—	$75,000	Interest Rate Swap	1 mo. LIBOR	1.43%	5/5/2015	5/5/2020	(2)	$—	$67
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	2.72	5/5/2018	4/5/2023		(4,897)	(2,819)
100,000	100,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025		(6,256)	55
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025		(4,693)	41
200,000	—	Interest Rate Swap	1 mo. LIBOR	0.56	3/5/2020	4/19/2022		(1,313)	—
75,000	—	Interest Rate Swap	1 mo. LIBOR	0.61	3/5/2020	10/5/2023		(1,066)	—
175,000	—	Interest Rate Swap	1 mo. LIBOR	0.64	3/5/2020	10/1/2024		(3,285)	—
$700,000	$325,000							$(21,510)	$(2,656)
(1)	Derivative assets are recorded at fair value in our condensed consolidated balance sheets in other assets and derivative liabilities are recorded at fair value in our condensed consolidated balance sheets in unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.
(2)	On May 5, 2020, the $75 million five-year interest rate swap agreement, which reduced our variability in cash flows relating to interest payments based on one-month LIBOR variable debt, expired.

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

Amounts reported in accumulated other comprehensive gain or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning October 1, 2020, we estimate that $7.4 million will be reclassified as an increase to interest expense.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the nine months ended September 30, 2020:

Declaration Date	Record Date	Payment Date	Common Stock
March 5, 2020	March 31, 2020	April 15, 2020	$1.22
May 20, 2020	June 30, 2020	July 15, 2020	1.22
September 2, 2020	September 30, 2020	October 15, 2020	1.22
Total			$3.66

We announced the following dividends per share on our common stock during the nine months ended September 30, 2019:

Declaration Date	Record Date	Payment Date	Common Stock
March 7, 2019	March 29, 2019	April 15, 2019	$1.10
May 16, 2019	June 28, 2019	July 15, 2019	1.22
September 4, 2019	September 30, 2019	October 15, 2019	1.22
Total			$3.54

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

The following table shows the common ownership interests in our Operating Partnership as of September 30, 2020, and December 31, 2019:

	September 30, 2020		December 31, 2019
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	42,266,793	87.7%	37,244,987	77.6%
Noncontrolling interests	5,919,346	12.3	10,771,658	22.4
Total	48,186,139	100.0%	48,016,645	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the nine months ended September 30, 2020, we issued 171,634 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $3.66 per unit during the nine months ended September 30, 2020, payable in correlation with declared dividends on shares of our common stock.

During the nine months ended September 30, 2020, 4,850,172 common Operating Partnership units held by affiliates of the Carlyle Group were redeemed on a one-for-one basis for shares of our common stock in connection with the sale of our common stock. The redemptions were recorded as a $23.3 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the condensed consolidated balance sheets.

The redemption value of the noncontrolling interests at September 30, 2020, was $703.7 million based on the closing price of the Company’s common stock of $118.88 per share on the last trading day prior to that date.

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

As of September 30, 2020, 2,473,799 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

As of September 30, 2020, all stock option awards are fully vested. The following table sets forth stock option activity under the 2010 Plan for the nine months ended September 30, 2020:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2019	31,746	$19.57
Granted	—	—
Exercised	(19,814)	16.45
Forfeited	—	—
Expired	—	—
Options outstanding, September 30, 2020	11,932	$24.76

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

The following table sets forth the number of unvested RSAs and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2019	292,373	$96.44
Granted	157,645	110.27
Forfeited	(15,405)	102.03
Vested	(124,136)	91.27
Unvested balance, September 30, 2020	310,477	$105.25

As of September 30, 2020, total unearned compensation on restricted stock awards and RSUs was approximately $25.4 million, and the weighted-average vesting period was 2.5 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2019	34,624	171,351	102,989	$107.84
Granted	10,210	71,488	40,852	125.02
Performance adjustment (1)	38,047	(7,904)	15,073	—
Forfeited	(1,049)	(4,878)	(2,964)	107.63
Vested	(32,524)	(32,524)	(32,524)	105.55
Unvested balance, September 30, 2020	49,308	197,533	123,426	$113.96
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of September 30, 2020, total unearned compensation on PSAs was approximately $7.2 million, and the weighted-average vesting period was 2.0 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield.

The following table summarizes the assumptions used to value the PSAs granted during the nine months ended September 30, 2020, and 2019:

	Nine Months Ended September 30,
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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common shares	$21,132	$17,450	$59,651	$56,646
Weighted-average common shares outstanding - basic	42,234,534	36,950,950	39,823,394	36,589,593
Effect of potentially dilutive common shares:
Stock options	13,715	38,172	20,270	38,663
Unvested awards	156,147	143,033	152,329	134,985
Weighted-average common shares outstanding - diluted	42,404,396	37,132,155	39,995,993	36,763,241
Net income per share attributable to common shares
Basic	$0.50	$0.47	$1.50	$1.55
Diluted	$0.50	$0.47	$1.49	$1.54

In the calculations above, we have excluded weighted-average potentially dilutive securities of 267 and 100 for the three months ended September 30, 2020, and 2019, respectively, 1,857 and 1,810 for the nine months ended September 30, 2020, and 2019, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of September 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.7 billion and $1.5 billion as of September 30, 2020, and December 31, 2019, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, the senior unsecured term loans, and the senior unsecured notes are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements at lease commencement. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate at lease commencement, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At September 30, 2020, we had open commitments related to construction contracts of approximately $56.5 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, and company-wide improvements that are ancillary to revenue generation. At September 30, 2020, we had open commitments related to these contracts of approximately $169.2 million, of which $11.3 million is scheduled to be met during the remainder of the year ending December 31, 2020.

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

Our Portfolio

As of September 30, 2020, our property portfolio included 24 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million net rentable square feet (“NRSF”), of which over 2.7 million NRSF is existing data center space. The approximately 1.5 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows.

The following table provides an overview of our property portfolio as of September 30, 2020:

	Data Center Operating Properties
		Stabilized		Pre-Stabilized (1)		Total		Total	Total
	Annualized	Total	Percent	Total	Percent		Percent	Development	Portfolio
Market / Facilities	Rent ($000)(2)	NRSF(3)	Occupied(4)	NRSF(3)	Occupied(4)	NRSF(3)	Occupied(4)	NRSF (5)	NRSF
San Francisco Bay
SV1	$6,301	88,251	77.7%	—	—%	88,251	77.7%	—	88,251
SV2	3,703	76,676	50.1	—	—	76,676	50.1	—	76,676
Santa Clara campus (SV3-SV9)	98,411	723,181	97.5	52,201	11.3	775,382	91.7	240,000	1,015,382
San Francisco Bay Total	108,415	888,108	91.4	52,201	11.3	940,309	87.0	240,000	1,180,309
Los Angeles
One Wilshire campus
LA1*	31,355	145,776	91.5	17,238	34.2	163,014	85.4	10,352	173,366
LA2	55,158	424,890	86.5	—	—	424,890	86.5	—	424,890
LA3	—	—	—	—	—	—	—	160,152	160,152
LA4*	906	21,850	64.0	—	—	21,850	64.0	—	21,850
Los Angeles Total	87,419	592,516	86.9	17,238	34.2	609,754	85.4	170,504	780,258
Northern Virginia
VA1	23,663	201,719	82.5	—	—	201,719	82.5	—	201,719
VA2	22,936	188,446	99.7	—	—	188,446	99.7	—	188,446
VA3	7,017	79,171	95.2	51,233	28.6	130,404	69.0	395,997	526,401
DC1*	3,073	22,137	74.8	—	—	22,137	74.8	—	22,137
DC2*	2,315	9,810	100.0	14,753	8.2	24,563	44.9	—	24,563
Reston Campus Expansion(6)	—	—	—	—	—	—	—	413,745	413,745
Northern Virginia Total	59,004	501,283	91.0	65,986	24.0	567,269	83.2	809,742	1,377,011
New York
NY1*	4,040	48,404	73.8	—	—	48,404	73.8	—	48,404
NY2	17,545	119,863	86.8	34,589	19.5	154,452	71.8	81,799	236,251
New York Total	21,585	168,267	83.1	34,589	19.5	202,856	72.2	81,799	284,655
Boston
BO1	16,063	122,730	76.4	19,961	—	142,691	65.7	110,985	253,676
Boston Total	16,063	122,730	76.4	19,961	—	142,691	65.7	110,985	253,676
Chicago
CH1	15,923	178,407	82.1	—	—	178,407	82.1	—	178,407
CH2	57	—	—	54,798	0.7	54,798	0.7	112,368	167,166
Chicago Total	15,980	178,407	82.1	54,798	0.7	233,205	63.0	112,368	345,573
Denver
DE1*	4,867	29,784	66.0	—	—	29,784	66.0	—	29,784
DE2*	478	5,140	71.4	—	—	5,140	71.4	—	5,140
Denver Total	5,345	34,924	66.8	—	—	34,924	66.8	—	34,924
Miami
MI1	1,739	30,176	68.9	—	—	30,176	68.9	13,154	43,330
Miami Total	1,739	30,176	68.9	—	—	30,176	68.9	13,154	43,330

Total Data Center Facilities	$315,550	2,516,411	87.7%	244,773	14.2%	2,761,184	81.2%	1,538,552	4,299,736

Office and Light-Industrial(7)	8,818	368,946	77.3	—	—	368,946	77.3	—	368,946
Reston Office and Light-Industrial(6)	815	54,470	100.0	—	—	54,470	100.0	(54,470)	—
									—
Total Portfolio	$325,183	2,939,827	86.6%	244,773	14.2%	3,184,600	81.1%	1,484,082	4,668,682
*	Indicates properties in which we hold a leasehold interest.
(1)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.
(2)	Represents the monthly contractual rent under existing commenced customer leases as of September 30, 2020, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. On a gross basis, our total portfolio annualized rent was approximately $330.7 million as of September 30, 2020, which includes $5.5 million in operating expense reimbursements under modified gross and triple-net leases. Our management uses annualized base rent as a supplemental performance measure because, when compared quarter over quarter or year over year, it captures profitability of our assets. We offer this measure because we recognize that annualized base rent will be used by investors to compare our profitability with that of other REITs.
(3)	Represents NRSF at each operating facility that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 30).

(4)	Includes customer leases that have commenced and are occupied as of September 30, 2020. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of September 30, 2020. The percent occupied for stabilized data center space would have been 88.6%, rather than 87.7%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 83.0%, rather than 81.1%, if all leases signed in current and prior periods had commenced. Our management uses percent occupied as a supplemental performance measure because, when compared year-over-year, it captures trends in market demand for our assets. We offer this measure because we recognize that percent occupied will be used by investors as a basis to compare our operating performance with that of other REITs.
(5)	Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(6)	Included within our Reston Campus Expansion held for development space is 54,470 NRSF that is currently operating as office and light-industrial space.
(7)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2018, excluding space for which development was completed and became available to be leased after December 31, 2018. We track same-store space leased or available to be leased at the computer room level within each data center facility. Our management uses same-store statistics as a supplemental performance measure because they provide a performance comparison for the computer rooms that have been operating for two years or longer. Same-Store statistics will be used by investors as a basis to compare operating performance of our established computer rooms, excluding the impact of new computer rooms placed into service within the past two years, to that of other REITs. The following table shows the September 30, 2020, same-store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2019, and 2018, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio
		Data Center		Office and Light-Industrial		Total
	Annualized	Total	Percent	Total	Percent		Percent
Market / Facilities	Rent ($000)(1)	NRSF	Occupied(2)	NRSF	Occupied(2)	NRSF	Occupied(2)
San Francisco Bay
SV1	$12,176	88,251	77.7%	231,919	81.1%	320,170	80.2%
SV2	3,703	76,676	50.1	—	—	76,676	50.1
Santa Clara campus (SV3 - SV7)	77,731	615,500	97.1	1,176	100.0	616,676	97.1
San Francisco Bay Total	93,610	780,427	90.3	233,095	81.2	1,013,522	88.2
Los Angeles
One Wilshire campus
LA1*	30,009	145,776	91.5	4,373	64.7	150,149	90.7
LA2	50,254	396,699	85.5	7,417	81.1	404,116	85.5
LA4	922	21,850	64.0	1,635	29.3	23,485	61.6
Los Angeles Total	81,185	564,325	86.2	13,425	69.4	577,750	85.9
Northern Virginia
VA1	24,979	201,719	82.5	61,050	87.9	262,769	83.8
VA2	22,993	188,446	99.7	4,308	32.5	192,754	98.2
VA3	4,944	79,170	95.2	6,854	35.3	86,024	90.4
DC1*	3,073	22,137	74.8	—	—	22,137	74.8
DC2*	2,315	24,563	44.9	—	—	24,563	44.9
Reston Campus Expansion	816	—	—	54,470	100.0	54,470	100.0
Northern Virginia Total	59,120	516,035	88.6	126,682	88.4	642,717	88.6
New York
NY1*	4,055	48,404	73.8	209	100.0	48,613	73.9
NY2	17,896	119,863	86.8	20,735	64.3	140,598	83.5
New York Total	21,951	168,267	83.1	20,944	64.6	189,211	81.0
Boston
BO1	16,303	122,730	76.4	19,495	55.2	142,225	73.5
Boston Total	16,303	122,730	76.4	19,495	55.2	142,225	73.5
Chicago
CH1	16,042	178,407	82.1	4,946	75.8	183,353	81.9
Chicago Total	16,042	178,407	82.1	4,946	75.8	183,353	81.9
Denver
DE1*	4,867	29,784	66.0	—	—	29,784	66.0
DE2*	478	5,140	71.4	—	—	5,140	71.4
Denver Total	5,345	34,924	66.8	—	—	34,924	66.8
Miami
MI1	1,758	30,176	68.9	1,934	56.2	32,110	68.1
Miami Total	1,758	30,176	68.9	1,934	56.2	32,110	68.1

Total Facilities at September 30, 2020(3)	$295,314	2,395,291	86.5%	420,521	80.8%	2,815,812	85.7%

Total Facilities at December 31, 2019	$289,573		86.1%		77.2%		84.9%

Total Facilities at December 31, 2018	$291,434		87.8%		78.8%		86.5%
*	Indicates properties in which we hold a leasehold interest.
(1)	Represents the monthly contractual rent under existing commenced customer leases as of each respective period, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement.
(2)	Includes customer leases that have commenced and are occupied as of each respective period. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF.
(3)	The percent occupied for data center space, office and light-industrial space, and total space would have been 88.0%, 81.2% and 87.0%, respectively, if all leases signed in the current and prior periods had commenced.

Same-store annualized rent increased to $295.3 million at September 30, 2020, compared to $289.6 million at December 31, 2019. The increase of $5.7 million is primarily due to the commencement of new and expansion leases at DC2 and NY2, partially offset by the move-out of a customer at SV2.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of September 30, 2020:

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

Capital Expenditures

The following table sets forth information regarding capital expenditures during the nine months ended September 30, 2020 (in thousands):

Nine Months Ended
September 30, 2020
Data center expansion	$173,882
Non-recurring investments	2,885
Tenant improvements	4,413
Recurring capital expenditures	5,879
Total capital expenditures	$187,059

During the nine months ended September 30, 2020, we incurred approximately $187.1 million of capital expenditures, of which approximately $173.9 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the nine months ended September 30, 2020, we completed (i) one computer room at SV8, which was the final phase of that data center building; (ii) a data center core and shell building, and therein one computer room at CH2, which was the first phase of the project placed into service; and (iii) one computer room at NY2, and a power infrastructure project, which added incremental power capacity to the new computer room and other existing computer rooms. As of September 30, 2020, we have an ongoing development project at LA3, a new data center building, for which Phase 1 completed in October 2020. The following table sets forth capital expenditures spent for data center expansion NRSF placed into service during the nine months ended September 30, 2020, and under construction as of September 30, 2020:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
LA3	$66,190	—	51,376
NY2	32,751	34,589	—
SV8	24,266	52,201	—
CH2	22,783	54,798	—
BO1	9,627	—	—
VA3	6,954	—	—
SV9	3,474	—	—
Other	7,837	—	—
Total	$173,882	141,588	51,376
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.

During the nine months ended September 30, 2020, we incurred approximately $2.9 million in non-recurring investments, of which $0.5 million was a result of internal information technology software development and the remaining $2.4 million was a result of other non-recurring investments, such as remodel or upgrade projects.

During the nine months ended September 30, 2020, we incurred approximately $4.4 million in tenant improvements, which related to tenant-specific power installations at various properties.

During the nine months ended September 30, 2020, we incurred approximately $5.9 million of recurring capital expenditures within our portfolio, which includes required equipment upgrades at our various facilities that have a future economic benefit.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020, which is accessible on the SEC’s website at www.sec.gov.

The ongoing outbreak of COVID-19 has caused severe disruption in the U.S. and global economies, and we, our customers and vendors have been impacted to varying degrees, some of which is known and some unknown. The total impact of COVID-19 will largely depend on the severity and extent of the virus, success of actions taken to contain the threat of COVID-19, including restrictions on movement, the extent, duration and recovery time of related suppression of economic activity, the recovery time of disrupted supply chains, potentially material staffing shortages, construction and development delays, and reactions by consumers, companies, governmental entities, and capital markets. As of the date of this Quarterly Report, we have not seen a significantly adverse overall impact on the demand for data center space or on our ability to operate our business.

We have not experienced material delays on our data center expansion projects as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to be fluid, and state and local governments may restrict construction, including restrictions that may impact our development projects. In addition, local governments may experience delays in permitting and inspecting construction projects, including delays that may impact our construction timelines.

Companies have responded to the COVID-19 pandemic in various ways, including encouraging employees to work remotely from home to restrict virus transmission. This shift may increase the demand for cloud computing and cloud-based information-technology architectures, which could result in increased demand for data center space in the short term and potentially in the longer-term. Conversely, this shift may create challenges or uncertainties for our customers or prospective customers that ultimately result in slower sales cycles.

Some of our customers and prospective customers are dependent on areas of the economy that have experienced a significant negative impact from the outbreak of COVID-19. As a result, these customers may become cash flow constrained and may not be able to comply with their rent obligations or may reduce their capital expenditure budgets for information technology infrastructure. In the first months of the pandemic, some customers requested, and more may request, rent concessions, abatements or other lease modifications. While the impacts to date are immaterial and the volume of requests has significantly slowed down since May, we continue to monitor and respond as needed to individual requests from customers. Should the number of rent concessions, abatements or instances of non-payment increase, our cash flows could be materially impacted. Furthermore, restrictions on our ability to evict tenants, whether due to government legislation or bankruptcy determinations, could adversely affect our cash flows. In addition, pay and the cost of safety accommodations for employees required to be on-site during a time of perceived higher health risk may modestly increase operating costs.

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

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 290 and 1,338 data center leases representing approximately 5.7% and 17.8% of the NRSF in our operating property portfolio which are scheduled to expire during the remainder of 2020 and the year ending December 31, 2021, respectively. These leases represent current annualized rent of $31.0 million, or 9.5% of total annualized rent, and $88.7 million, or 27.2% of total annualized rent, with annualized rental rates of $174 per NRSF and $160 per NRSF at expiration during the remainder of 2020 and the year ending December 31, 2021, respectively.

Results of operations may be affected by the amount of pre-stabilized properties in our portfolio. As we place new development projects into service, such as SV8, CH2, and VA3, the initial investment returns may be lower compared to stabilized properties due to operating expenses being less dependent on occupancy levels than revenues. We expect property operating expenses to increase as we place new data center NRSF into service and as projects become stabilized, we expect the investment returns to increase. During the nine months ended September 30, 2020, we placed approximately 142,000 NRSF of pre-stabilized data center space into service.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of September 30, 2020, we had approximately 571,000 NRSF of unoccupied or under construction data center space of which approximately 105,000 NRSF is leased with a future commencement date.

The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 32.3% of our total operating NRSF and 42.6% of our total annualized rent as of September 30, 2020. One of our top ten customers has $8.3 million of annualized rent expiring in the fourth quarter of 2020, and $6.7 million of annualized rent expiring in the fourth quarter of 2021, which will not be renewed. We are actively working to re-lease this space; however, there may be a period of time between the expiration of the current customer lease and future backfill during which we will not earn revenue on this particular data center space.

The following table summarizes our leasing activity during the nine months ended September 30, 2020:

			GAAP	Total	GAAP
		Number of	Annualized	Leased	Rental	GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)	Growth(5)
New / expansion leases commenced	March 31, 2020	112	$9,678	45,322	$214
	June 30, 2020	121	7,925	45,271	175
	September 30, 2020	130	7,188	33,233	216
	Total	363	$24,791	123,826	$200

New / expansion leases signed	March 31, 2020	117	$12,006	59,354	$202
	June 30, 2020	112	3,471	22,191	156
	September 30, 2020	129	12,485	72,207	173
	Total	358	$27,962	153,752	$182

Renewal leases signed	March 31, 2020	280	$17,334	120,943	$143	7.2%
	June 30, 2020	333	24,961	174,926	143	5.5
	September 30, 2020	309	20,662	135,959	152	5.1
	Total	922	$62,957	431,828	$146	5.8%
(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF. Our management uses GAAP annualized rent and GAAP rental rates as supplemental performance measures because, when compared quarter over quarter or year over year, they provide a performance measure that captures sales volume and pricing trends. We offer these measures because we recognize they will be used by investors to compare our sales volume and pricing trends to those of other REITs.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.

Results of Operations

Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019

The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2020, and 2019. A summary of our operating results for the three months ended September 30, 2020, and 2019, is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Operating revenue	$153,981	$144,891	$9,090	6.3%
Operating expense	118,455	111,248	7,207	6.5
Operating income	35,526	33,643	1,883	5.6
Interest expense	11,384	10,986	398	3.6
Net income	24,132	22,644	1,488	6.6

Operating Revenue

Operating revenue during the three months ended September 30, 2020, and 2019, was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$130,300	$122,598	$7,702	6.3%
Interconnection revenue	21,144	19,082	2,062	10.8
Total data center revenue	151,444	141,680	9,764	6.9
Office, light-industrial and other revenue	2,537	3,211	(674)	(21.0)
Total operating revenues	$153,981	$144,891	$9,090	6.3%

The increase in operating revenues was primarily due to a $7.7 million, or 6.3%, increase in data center rental, power, and related revenue during the three months ended September 30, 2020, compared to the 2019 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at SV8, VA3 and NY2, where we have placed into service large contiguous data center NRSF within the last two years, has increased $5.0 million, $1.7 million, and $1.2 million, respectively, compared to the three months ended September 30, 2019. These increases were primarily due to the commencement of large scale customer leases throughout the past twelve months, which generate variable revenue growth as customers deploy their IT equipment and increase their power consumption. This activity was offset by a customer move-out of 28,456 NRSF at SV2 and a customer move-out of 17,231 NRSF at BO1, as well as, other customer move-outs across various properties.

In addition, interconnection revenue increased $2.1 million, or 10.8%, during the three months ended September 30, 2020, compared to the 2019 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the twelve months ended September 30, 2020, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the three months ended September 30, 2020, and 2019, were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Property operating and maintenance	$44,986	$41,251	$3,735	9.1%
Real estate taxes and insurance	5,989	4,973	1,016	20.4
Depreciation and amortization	41,759	40,546	1,213	3.0
Sales and marketing	5,901	5,476	425	7.8
General and administrative	10,854	10,671	183	1.7
Rent	8,966	8,331	635	7.6
Total operating expenses	$118,455	$111,248	$7,207	6.5%

Property operating and maintenance expense increased $3.7 million, or 9.1%, during the three months ended September 30, 2020, compared to the 2019 period, primarily as a result of an increase in salary and benefits expenses related to new operations at CH2, SV8 and VA3, an increase in power expense due to increased customer power utilization related to the commencement of new and expansion leases, net of customer move-outs, and increased costs related to building out customer requirements for their deployments.

Real estate taxes and insurance expense increased $1.0 million, or 20.4%, during the three months ended September 30, 2020 as compared with the 2019 period primarily due to the completion of SV8 and CH2 resulting in an increased real estate tax assessment, ceased capitalization of expenses, and an increase in insurance expense.

Depreciation and amortization expense increased $1.2 million, or 3.0%, during the three months ended September 30, 2020, compared to the 2019 period, primarily as a result of an increase in depreciation expense from approximately

215,000 NRSF of new data center expansion projects placed into service during the twelve months ended September 30, 2020 with a cost basis of approximately $223.0 million.

General and administrative expense increased $0.2 million, or 1.7%, compared to the three months ended September 30, 2019, primarily related to an increased headcount, resulting in higher salaries and non-cash compensation, partially offset by savings from reduced travel and events due to COVID-19.

Rent expense increased by $0.6 million, or 7.6%, during the three months ended September 30, 2020, compared to the 2019 period. The increase was primarily due to an increase in common area and maintenance expenses at LA1 during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Interest Expense

Interest expense for the three months ended September 30, 2020, and 2019, was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Interest expense and fees	$13,555	$13,819	$(264)	(1.9)%
Amortization of deferred financing costs and hedge amortization	1,028	901	127	14.1
Capitalized interest	(3,199)	(3,734)	535	(14.3)
Total interest expense	$11,384	$10,986	$398	3.6%
Percent capitalized	21.9%	25.4%

Total interest expense increased $0.4 million, or 3.6%, during the three months ended September 30, 2020, compared to the 2019 period, primarily as a result of decreased capitalized interest due to placing SV8 Phase 3 and CH2 Phase 1 into service during the second quarter of 2020. The weighted average principal debt outstanding was $1.7 billion and $1.4 billion during the three months ended September 30, 2020, and 2019, respectively. This increase was partially offset by a decrease in our daily weighted average interest rate to 3.19% during the three months ended September 30, 2020, from 3.88% during the three months ended September 30, 2019.

Nine Months Ended September 30, 2020, Compared to the Nine Months Ended September 30, 2019

The discussion below relates to our financial condition and results of operations for the nine months ended September 30, 2020, and 2019. A summary of our operating results for the nine months ended September 30, 2020, and 2019, is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Operating revenue	$451,886	$426,692	$25,194	5.9%
Operating expense	346,479	321,560	24,919	7.7
Operating income	105,407	105,132	275	0.3
Interest expense	33,153	30,795	2,358	7.7
Net income	72,208	74,292	(2,084)	(2.8)

Operating Revenue

Operating revenue during the nine months ended September 30, 2020, and 2019, was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$381,913	$361,534	$20,379	5.6%
Interconnection revenue	62,126	56,274	5,852	10.4
Total data center revenue	444,039	417,808	26,231	6.3
Office, light-industrial and other revenue	7,847	8,884	(1,037)	(11.7)
Total operating revenues	$451,886	$426,692	$25,194	5.9%

A majority of the increase in operating revenues was due to a $20.4 million, or 5.6%, increase to data center rental, power, and related revenue during the nine months ended September 30, 2020, compared to the 2019 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notable, data center rental, power and related revenue at our SV8, VA3, NY2, and DC2 properties, where we have placed into service large contiguous data center NRSF within the last two years, has increased $16.0 million, $4.4 million, $4.2 million, and $2.1 million, respectively, compared to the nine months ended September 30, 2019. These increases are primarily due to the commencement of large scale customer leases during the past twelve months, which generate variable revenue growth as customers deploy their IT equipment and increase their power consumption. This activity was offset by customer move-outs during 2019 of 28,456 NRSF at SV2 and 17,231 NRSF at BO1, as well as, other customer move-outs across various properties.

In addition, interconnection revenue increased $5.9 million, or 10.4%, during the nine months ended September 30, 2020, compared to the 2019 period. The increase is primarily due to the net increase in volume of cross connects from new and existing customers during the twelve months ended September 30, 2020, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the nine months ended September 30, 2020, and 2019, were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Property operating and maintenance	$126,206	$117,428	$8,778	7.5%
Real estate taxes and insurance	17,778	17,157	621	3.6
Depreciation and amortization	124,529	113,188	11,341	10.0
Sales and marketing	17,882	16,912	970	5.7
General and administrative	33,724	33,123	601	1.8
Rent	26,360	23,752	2,608	11.0
Total operating expenses	$346,479	$321,560	$24,919	7.7%

Property operating and maintenance expense increased $8.8 million, or 7.5%, primarily as a result of an increase in salary and benefits expenses related to new operations at SV8, VA3 and CH2, an increase in power expense due to increased customer power utilization related to the commencement of new and expansion leases, net of customer move-outs, and increased costs related to building out customer requirements for their deployments.

Real estate taxes and insurance expense increased $0.6 million, or 3.6%, during the nine months ended September 30, 2020 primarily due to the completion of SV8 and CH2 resulting in an increased real estate tax assessment, ceased capitalization of expenses, and an increase in insurance expense.

Depreciation and amortization expense increased $11.3 million, or 10.0%, during the nine months ended September 30, 2020, compared to the 2019 period, primarily as a result of an increase in depreciation expense from approximately 215,000 NRSF of new data center expansion projects placed into service during the twelve months ended September 30, 2020 with a cost basis of approximately $223.0 million.

Sales and marketing expense increased $1.0 million, or 5.7%, during the nine months ended September 30, 2020, compared to the 2019 period, primarily due to an increased headcount, resulting in higher salaries and non-cash compensation.

General and administrative expense increased $0.6 million, or 1.8%, during the nine months ended September 30, 2020, compared to the 2019 period, primarily as a result of an increased bad debt expense of $0.9 million related to customers in bankruptcy proceedings and increased customer financial distress related to the COVID-19 outbreak, higher salaries and non-cash compensation. The increase is partially offset by decreased legal expenses compared to the nine months ended September 30, 2019.

Rent expense increased by $2.6 million, or 11.0%, during the nine months ended September 30, 2020, compared to the 2019 period. The increase was primarily due to additional rent expense incurred from our leasehold interest properties during the nine months ended September 30, 2020, related to the completion and placing into service of an additional computer room at LA1 during the nine months ended September 30, 2019, and an increase in common area and maintenance expenses at LA1 during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Interest

Interest expense for the nine months ended September 30, 2020, and 2019, was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Interest expense and fees	$39,985	$38,391	$1,594	4.2%
Amortization of deferred financing costs and hedge amortization	3,100	2,368	732	30.9
Capitalized interest	(9,932)	(9,964)	32	(0.3)
Total interest expense	$33,153	$30,795	$2,358	7.7%
Percent capitalized	23.1%	24.4%

Total interest expense increased $2.4 million, or 7.7%, during the nine months ended September 30, 2020, compared to the 2019 period, primarily as a result of the increase in overall debt outstanding and debt issuance costs. The weighted average principal debt outstanding was $1.7 billion and $1.3 billion during the nine months ended September 30, 2020, and 2019, respectively. This increase was largely offset by a decrease in our daily weighted average interest rate to 3.23% during the nine months ended September 30, 2020, from 3.90% during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30, September 30, 2020, Compared to the Nine Months Ended September 30, 2019

Operating Activities

Net cash provided by operating activities was $194.8 million for the nine months ended September 30, 2020, compared to $187.7 million for the nine months ended September 30, 2019. The increase of $7.1 million, or 3.8%, was driven by organic growth of our operating cash flows from completing and placing approximately 215,000 NRSF of new data center space into service and successfully leasing the new space during the twelve months ended September 30, 2020. The increase was partially offset by higher initial direct costs of $3.8 million related to higher leasing commissions during the nine months ended September 30, 2020, compared to September 30, 2019, and the timing of vendor payments and customer receipts.

Investing Activities

Net cash used in investing activities decreased by $44.7 million, or 16.6%, to $224.1 million for the nine months ended September 30, 2020, compared to $268.8 million for the nine months ended September 30, 2019. This decrease was primarily due to the acquisition of SV9 for $26.0 million and higher construction expenditures on SV8 Phase 3, CH2 Phase 1, and LA3 Phase 1 during the nine months ended September 30, 2019.

Financing Activities

Net cash provided by financing activities was $29.1 million during the nine months ended September 30, 2020, compared to $83.1 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, we received cash proceeds of $150.0 million from the 2027 Notes and cash proceeds, net of payments, of $57.5 million on the revolving credit facility.

During the nine months ended September 30, 2019, we received cash proceeds of $400.0 million from the 2026 and 2029 Notes and made cash payments, net of proceeds, of $149.3 million on the revolving credit facility.

We paid $177.6 million in dividends and distributions on our common stock and Operating Partnership units during the nine months ended September 30, 2020, compared to $165.3 million during the nine months ended September 30, 2019, as a result of an increase in our quarterly dividend to $3.66 per share or unit paid during the nine months ended September 30, 2020, from $3.42 per share or unit paid during the nine months ended September 30, 2019.

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

We expect to meet our short-term liquidity requirements through net cash on hand, cash provided by operations, and the $323.9 million available for us to borrow as of September 30, 2020, under our revolving credit facility. On May 6, 2020, we executed a 7-year $150 million unsecured private placement of senior notes with $100 million funded at closing and the remaining $50 million funded on July 14, 2020.

Our anticipated capital investment over the next twelve months includes a portion of the remaining estimated capital required to fund our current expansion projects under construction as of September 30, 2020, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects / Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
New development(1)
Ground-up construction
LA3 Phase 1	Los Angeles	Q4 2020	51,376	114,864	134,000	73.8	6.0

Total development			51,376	$114,864	$134,000	73.8%	6.0
(1)	Includes a portion of the cost of infrastructure to support later phases of the development.

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

Indebtedness

A summary of outstanding indebtedness as of September 30, 2020, and December 31, 2019, is as follows (in thousands):

		Maturity	September 30,	December 31,
	Interest Rate	Date	2020	2019
Revolving credit facility	1.40% and 3.01% at September 30, 2020, and December 31, 2019, respectively	November 8, 2023	$120,000	$62,500
2022 Senior unsecured term loan	1.76% and 2.96% at September 30, 2020, and December 31, 2019, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at September 30, 2020, and December 31, 2019, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan	2.86% and 3.44% at September 30, 2020, and December 31, 2019, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at September 30, 2020, and December 31, 2019, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan	2.32% and 2.81% at September 30, 2020, and December 31, 2019, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes	4.52% at September 30, 2020, and December 31, 2019, respectively	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at September 30, 2020	May 6, 2027	150,000	—
2029 Senior unsecured notes	4.31% at September 30, 2020, and December 31, 2019, respectively	April 17, 2029	200,000	200,000
Total principal outstanding			1,695,000	1,487,500
Unamortized deferred financing costs			(8,190)	(9,098)
Total debt			$1,686,810	$1,478,402

As of September 30, 2020, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of September 30, 2020, and December 31, 2019, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 1. Financial Statements — Note 7 — Debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$24,132	$22,644	$72,208	$74,292
Real estate depreciation and amortization	40,136	39,092	119,713	108,852
FFO attributable to common shares and units	$64,268	$61,736	$191,921	$183,144
Total weighted average shares and OP units outstanding - diluted	48,434	48,250	48,388	48,200
FFO per common share and OP unit - diluted	$1.33	$1.28	$3.97	$3.80

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

We have made distributions every quarter since the completion of our initial public offering in 2010. During the nine months ended September 30, 2020, we declared quarterly dividends totaling $3.66 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon, among other things, restriction in agreements governing out indebtedness, our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of September 30, 2020, we had $820.0 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of September 30, 2020, we have six interest rate swap agreements in place to fix the interest rate on $700.0 million of our one-month LIBOR variable rate debt. Our variable interest rate risk not covered by an interest rate swap agreement is $120.0 million of variable rate debt outstanding as of September 30, 2020. See additional discussion in Item 1. Financial Statements – Note 8 – Derivatives and Hedging Activities.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $120.0 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.2 million per year.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORESITE REALTY CORPORATION

Date: October 30, 2020	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)