Form 10-K
period 2020-12-31
CoreSite Realty Corp
filed 2021-02-05
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $4,439.8 million as of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s common equity are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2021, there were 42,767,634 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Annual Report”), together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), namely Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA and include this statement for purposes of complying with these safe harbor provisions.

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

PART I

ITEM 1. BUSINESS

The Company

CoreSite delivers secure, reliable, high-performance data center, cloud access and interconnection solutions to a growing customer ecosystem across eight key North American communication markets. More than 1,375 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose CoreSite’s network dense, cloud-enabled data center campuses to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

Our data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this mission-critical equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks, cloud companies and other service providers to exchange traffic and interoperate with each other. Our data centers feature advanced reliable and efficient power, cooling and security systems, and many are points of network interconnection that provide the evolved ecosystems our customers need to meet their own competitive challenges, digital transformations, and other business goals. CoreSite has the flexibility and scalability to satisfy the full spectrum of our customers’ growth requirements and corresponding data center needs by providing data center space ranging in size from an entire building or large dedicated suite to a cage or half cabinet. Our interconnected data center campuses are particularly suitable for customers serving consumers and businesses with low-latency digital products in our major metro markets as well as customers deploying hybrid-cloud / multi-cloud information technology architectures.

The first data center in our portfolio was purchased in 2000 by certain real estate funds (the “Funds”) affiliated with The Carlyle Group, our predecessor, and since then we have continued to acquire, develop and operate these types of data center facilities. Our properties are self-managed, including construction project management in connection with our development initiatives. As of December 31, 2020, our property portfolio included 25 operating data center facilities, office and light-industrial space and multiple development projects and space, which collectively comprise, when fully built-out, over 4.6 million net rentable square feet (“NRSF”), of which over 2.7 million NRSF is existing operating data center space.

Recent Developments

During the first quarter of 2020, we placed into service the third phase of our second data center in the New York market, referred to as NY2 in Secaucus, New Jersey, comprised of 35,000 NRSF and 4.0 megawatts (“MWs”) of power. During the second quarter of 2020, we completed and placed into service Phase 1 of our new Chicago data center, referred to as CH2, comprised of 55,000 NRSF and 6.0 MWs of power. CH2 is one of the first purpose-built, ground-up developments in downtown Chicago. We also completed the third and final phase of SV8, comprised of 52,000 NRSF and 6.0 MWs of power, during the second quarter. SV8 is the newest ground-up data center development on our Santa Clara campus. In the fourth quarter of 2020, we completed and placed into service Phase 1 of our new Los Angeles data center, referred to as LA3, comprised of 51,000 NRSF and 6.0 MWs of power.

Our Competitive Strengths

CoreSite’s key differentiators position us to compete, efficiently scale our business, capitalize on the demand for data center space and interconnection services, and thereby grow our cash flow.

Secure, Reliable, and Compliant. We help businesses protect mission-critical data, performance sensitive applications and information technology (“IT”) infrastructure by delivering secure, reliable, and compliant data center solutions. Our data centers feature advanced efficient power and cooling infrastructure to support our customers’ IT infrastructures with additional power capacity to support continued growth. CoreSite provides 24/7 in-house data center operations with customizable security features. We also provide the infrastructure and physical security required to support many of our customers’ information, data, and security compliance needs across all of our properties.

High Performance Interconnection. CoreSite offers cloud-enabled, network rich data center campuses with over 30,000 interconnections across our portfolio. Our customers have direct access to over 445 carriers and Internet Service Providers (“ISPs”) and over 325 leading cloud and IT service providers, including 20 cloud on-ramps deployed on-site in our campuses currently, which we expect to increase in 2021. In addition to standard interconnection offerings, we also operate the CoreSite Open Cloud Exchange™, and the Any2 Exchange for Internet Peering, the second largest peering exchange in the U.S. The diverse network and cloud connectivity options at many of our data centers provide us with a competitive advantage by creating an ideal environment for enterprises to build holistic, streamlined hybrid and multi-cloud architectures. Many providers in our data center facilities can leverage our sites as revenue opportunities by offering their services directly to other customers within our data centers. Additionally, enterprises can reduce their total cost of operations, while increasing their performance, by directly connecting to service providers in the same data center in a cost effective manner.

Scalable. Across 25 operating data centers in eight key North American markets, CoreSite leases space to enterprises, cloud and IT service providers, and network and mobility providers. We believe our ability to be both flexible and scalable is a key differentiator. By offering many space, power, and interconnection options, we allow customers to select products and services that meet their exact business needs. Our offering is available in most of the top data center markets in the U.S. with the ability to meet customers’ growing capacity requirements within those markets.

We have the ability to increase our occupied data center square footage by approximately 1,992,000 NRSF, or 87%, through leasing our 505,000 NRSF of unoccupied space and the development of 54,000 NRSF of space under construction and approximately 1,433,000 NRSF at multiple facilities that are held for future development based on market supply and demand, in each case, as of December 31, 2020.

High-Quality Customer Experience. Our approximately 480 dedicated professionals execute a client-first model to support the planning, implementation and operating requirements of customers. We provide dedicated implementation resources for a customer-friendly onboarding process. Our leasing and sales professionals can develop complex data center solutions for the most demanding customer requirements. Our experienced and committed operations and facilities personnel are available for extensive management support. We believe one of the data points validating our customer satisfaction is indicated by the 89% of annualized rent signed during the year ended December 31, 2020, which came from existing customers who chose us to support their growth.

Facilities in Key Markets. Our portfolio is concentrated in some of the largest and most important U.S. metropolitan markets, and we expect to continue benefitting from this concentration as customers seek new, high-quality data center space and interconnections within many of the key North American network, financial, cloud and commercial hubs. Our data centers are located in the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Boston, Chicago, Denver and Miami. Many of our facilities are also situated in close proximity to a concentration of key businesses and corporations, driving demand for our data center space and interconnection services.

Diversified Customer Base. CoreSite has a diverse, global customer base, which we believe is a reflection of our strong reputation and proven track record, as well as our customers’ trust for us to effectively house their mission-critical applications and vital communications technology. Our diverse customer base spans many industries across eight key North America markets. In addition to geographic markets, we group our customers into the following industry verticals:

●	Enterprises: digital content and multimedia, systems integrators and managed service providers (“SI & MSP”), financial, healthcare, education, government, manufacturing and professional services;
●	Cloud Providers;
●	Networks and Mobility: domestic and international telecommunications carriers, subsea cables, ISPs and Content Delivery Networks (“CDNs”).

Business and Growth Strategies

Our business objective is to continue growing our position as a provider of strategically located data center space in North America. Key components of our strategy include the following:

Increase Cash Flow from In-Place Data Center Space. We actively manage and lease our properties to increase cash flow by:

●	Leasing Available Space. CoreSite has the ability to increase both our revenue and our revenue per square foot by leasing additional space and power services to new and existing data center customers. As of December 31, 2020, our existing data center facilities had approximately 450,000 NRSF of data center space available to lease, or 16.2% of our current operating data center portfolio. We believe our available space, together with available power, enables us to generate incremental revenue within our existing data center footprint.
●	Increasing Interconnection in our Facilities. As more customers deploy in our data center facilities, it benefits their business partners and customers to deploy with CoreSite in order to gain the full economic and performance benefits of our interconnection services. We believe this ecosystem of customers continues to drive new and existing customer growth, and in turn, increases the volume of interconnection services and the amount of value-add power services such as breakered AC and DC primary and redundant power.

Capitalize on Embedded Expansion Opportunities. We plan to grow by developing new secure, reliable and high-performance data center space. Our development opportunities include leveraging existing in-place infrastructure and entitlements in currently operating properties or campuses. In many cases, we are able to strategically deploy capital by developing space in incremental phases to meet customer demand. Including the space currently under construction, pre-construction projects, and space and land targeted for future development at December 31, 2020, we own land and buildings sufficient to develop approximately 1,487,000 NRSF of data center space. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of December 31, 2020:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
SV9(3)	—	240,000	240,000
One Wilshire campus
LA1	—	10,352	10,352
LA3	54,388	54,388	108,776
Los Angeles Total	54,388	64,740	119,128
Northern Virginia
VA3	—	395,997	395,997
Reston Campus Expansion(3)	—	413,745	413,745
Northern Virginia Total	—	809,742	809,742
New York
NY2	—	81,799	81,799
Boston
BO1	—	110,985	110,985
Chicago
CH2	—	112,368	112,368
Miami
MI1	—	13,154	13,154
Total Facilities(4)	54,388	1,432,788	1,487,176
(1)	Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(2)	Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.
(3)	The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.
(4)	In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF of data center capacity on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Selectively Pursue Acquisition and Development Opportunities in New and Existing Markets. We evaluate opportunities to acquire or develop data center space with abundant power and/or dense points of interconnection in key markets that will expand our customer base and broaden our geographic footprint. Such acquisitions may entail subsequent development, which requires significant capital expenditures. We also intend to continue to implement the “hub-and-spoke strategy” that we have deployed in our largest markets, namely Los Angeles, New York, the San Francisco Bay, Northern Virginia, and Chicago areas. In these markets, we have extended our data center footprint by connecting via fiber our newer facilities, the spokes, to our established data centers, our hubs, which allows our customers leasing space at the spokes to leverage the significant interconnection capabilities of our hubs. In order to deploy our “hub-and-spoke strategy,” we typically rely on third-party providers of network connectivity to establish highly reliable network connectivity within and between facilities. Our SV9 held-for-development project, when constructed, will be connected via dark fiber to its campus hub.

Leverage Existing Customer Relationships and Reach New Customers. Our strong customer and industry relationships, combined with our national footprint and sales force, afford us insight into the size, timing and location of customers’ planned growth. Historically, we have been successful in leveraging this market visibility to expand our footprint and customer base in our markets. We intend to continue to strengthen and expand our relationships with existing customers and to further grow and diversify our customer base by targeting growing customers and segments.

Our Portfolio

As of December 31, 2020, our property portfolio included 25 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million NRSF, of which over 2.7 million NRSF is existing data center space. The approximately 1.5 million NRSF of development capacity includes space available for development within existing data centers and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows. The following table provides an overview of our property portfolio by market as of December 31, 2020:

	Data Center Operating Portfolio(1)
		Stabilized		Pre-Stabilized (2)		Total		Total	Total
	Annualized	Total	Percent	Total	Percent		Percent	Development	Portfolio
Market	Rent ($000)(3)	NRSF	Occupied(4)	NRSF	Occupied(4)	NRSF	Occupied(4)	NRSF (5)	NRSF
San Francisco Bay	$102,152	888,108	86.1%	52,201	75.1%	940,309	85.5%	240,000	1,180,309
Los Angeles(6)	91,158	563,943	91.8	67,614	65.4	631,557	89.0	119,128	750,685
Northern Virginia(7)	57,872	516,036	85.6	51,233	27.7	567,269	83.7	809,742	1,377,011
New York	22,492	168,267	87.9	34,589	16.0	202,856	75.6	81,799	284,655
Chicago	16,708	178,407	87.1	54,798	0.7	233,205	66.8	112,368	345,573
Boston	14,952	122,730	78.0	19,961	—	142,691	67.1	110,985	253,676
Denver	5,483	34,924	77.5	—	—	34,924	77.5	—	34,924
Miami	1,756	30,176	81.5	—	—	30,176	81.5	13,154	43,330

Total Data Center Facilities	$312,573	2,502,591	86.9%	280,396	36.9%	2,782,987	81.9%	1,487,176	4,270,163

Office and Light-Industrial(8)	9,536	418,110	79.7	—	—	418,110	79.7	(49,799)	368,311

Total Portfolio	$322,109	2,920,701	85.9%	280,396	36.9%	3,201,097	81.6%	1,437,377	4,638,474
(1)	This table presents NRSF at each market that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 10).
(2)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.
(3)	“Annualized Rent” represents the monthly contractual rent under existing commenced customer leases as of December 31, 2020, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. Our management uses annualized rent as a supplemental performance measure because, when compared quarter over quarter or year over year, it captures profitability of our assets. We offer this measure because we recognize that annualized base rent will be used by investors to compare our profitability with that of other REITs. On a gross basis, our total portfolio annualized rent was approximately $327.8 million as of December 31, 2020, which includes $5.7 million in operating expense reimbursements under modified gross and triple-net leases.
(4)	“Percent Occupied” represents customer leases that have commenced and are occupied as of December 31, 2020. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of December 31, 2020. Our management uses percent occupied as a supplemental performance measure because, when compared year-over-year, it captures trends in market demand for our assets. We offer this measure because we recognize that percent occupied will be used by investors as a basis to compare our operating performance with that of other REITs. The percent occupied for stabilized data center space would have been 88.6%, rather than 86.9%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 83.8%, rather than 81.6%, if all leases signed in current and prior periods had commenced.
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
(6)	In the fourth quarter of 2020, CoreSite made the decision to exit and vacate our leased data center space at LA4 and two computer rooms at LA1 by the end of 2021. These spaces, which represent 21,850 NRSF for LA4 and 6,723 NRSF at LA1, were previously acquired in 2018 through the acquisition of U.S. Colo. Due to this business decision, we have excluded these leased spaces from the reported Los Angeles market operating property portfolio.
(7)	Included within our Northern Virginia market is held for development space of 49,799 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2018, excluding space for which development was completed and became available to be leased after December 31, 2018. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. The following table shows the December 31, 2020, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2019, and 2018, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio
		Data Center		Office and Light-Industrial		Total
	Annualized	Total	Percent	Total	Percent		Percent
Market	Rent ($000)	NRSF	Occupied	NRSF	Occupied	NRSF	Occupied
San Francisco Bay	$84,295	780,427	84.1%	233,095	81.2%	1,013,522	83.5%
Los Angeles	81,351	535,752	91.3	11,790	75.0	547,542	90.9
Northern Virginia	57,871	516,036	85.6	122,011	86.5	638,047	85.8
New York	22,610	168,266	87.9	20,944	65.4	189,210	85.4
Chicago	16,773	178,408	87.1	4,946	75.8	183,354	86.8
Boston	15,166	122,730	78.0	19,495	51.5	142,225	74.3
Denver	5,483	34,924	77.5	—	—	34,924	77.5
Miami	1,775	30,176	81.5	1,934	56.2	32,110	80.0

Total Facilities at December 31, 2020(1)	$285,324	2,366,719	86.1%	414,215	80.2%	2,780,934	85.2%

Total Facilities at December 31, 2019	$287,900		85.9%		76.8%		84.7%

Total Facilities at December 31, 2018	$289,432		87.8%		78.6%		86.5%
(1)	The percent occupied for data center space, office and light-industrial space, and total space as of December 31, 2020, would have been 87.9%, 85.8% and 87.6%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent decreased to $285.3 million at December 31, 2020, compared to $287.9 million at December 31, 2019. The decrease of $2.6 million is primarily due to the move-out of a customer at our SV7 data center during the year ended December 31, 2020, partially offset by the commencement of new and expansion leases.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the year ended December 31, 2020 (in thousands):

Year Ended
December 31, 2020
Data center expansion	$202,992
Non-recurring investments	3,963
Tenant improvements	5,919
Recurring capital expenditures	8,336
Total capital expenditures	$221,210

During the year ended December 31, 2020, we incurred approximately $221.2 million of capital expenditures, of which approximately $203.0 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

During the year ended December 31, 2020, we completed (i) one computer room at SV8, which was the final phase of that data center; (ii) a data center core and shell building, and therein one computer room, at CH2, which was the first phase of the project placed into service; (iii) a data center core and shell building, and therein one computer room, at LA3, which was the first phase of the project placed into service; and (iv) one computer room and a power infrastructure project at NY2, which added incremental power capacity to the new computer room and other existing computer rooms. As of December 31, 2020, we had an ongoing construction project at LA3 scheduled to complete development during the year ending December 31, 2021. The following table sets forth capital expenditures spent on data center expansion NRSF placed into service during the year ended December 31, 2020, and under construction as of December 31, 2020:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
LA3	$80,131	50,736	54,388
NY2	37,312	34,589	—
CH2	26,381	54,798	—
SV8	20,293	52,201	—
BO1	12,191	—	—
VA3	9,261	—	—
SV9	5,775	—	—
Other	11,648	—	—
Total	$202,992	192,324	54,388
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development and NRSF in pre-construction, which are projects in the design and permitting stages.

During the year ended December 31, 2020, we incurred approximately $4.0 million in non-recurring investments, which primarily relate to remodel or upgrade projects. Included in non-recurring investments for 2020 is $2.3 million of capitalized internal IT hardware and software development.

During the year ended December 31, 2020, we incurred approximately $5.9 million in tenant improvements, which related to tenant-specific power installations at various properties.

During the year ended December 31, 2020, we incurred approximately $8.3 million of recurring capital expenditures within our portfolio, which included required equipment upgrades at our various facilities that have a future economic benefit.

Customer Diversification

The following table sets forth information regarding the ten largest customers in our portfolio based on total portfolio annualized rent as of December 31, 2020:

								Weighted
								Average
					Percentage		Percentage	Remaining
			Number	Total	of Total	Annualized	of Total	Lease
			of	Occupied	Operating	Rent	Annualized	Term in
	CoreSite Vertical	Customer Industry	Locations	NRSF(1)	NRSF(2)	($000)	Rent(3)	Months(4)
1	Cloud	Public Cloud	10	210,404	6.6%	$41,659	12.9%	82
2	Enterprise	Digital Content	8	157,560	4.9	21,403	6.6	35
3	Cloud	Public Cloud	11	328,424	10.3	19,797	6.1	37
4	Cloud	Public Cloud	3	118,684	3.7	13,714	4.3	35
5	Network	Global Service Provider	9	44,147	1.4	9,359	2.9	20
6	Enterprise	Travel / Hospitality	2	32,828	1.0	6,950	2.2	9
7	Network	US National Service Provider	14	39,868	1.2	5,112	1.6	31
8	Network	Cable Service Provider	16	21,501	0.7	4,391	1.4	24
9	Enterprise	SI & MSP	1	35,695	1.1	4,301	1.3	24
10	Enterprise	Government	3	25,485	0.8	4,075	1.3	138
	Total/Weighted Average			1,014,596	31.7%	$130,761	40.6%	50
(1)	Total occupied NRSF is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2020. We calculate occupancy based on factors in addition to contractually occupied square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(2)	Represents the customer’s total occupied square feet divided by the total operating NRSF in the portfolio as of December 31, 2020.
(3)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of December 31, 2020.
(4)	Weighted average based on percentage of total annualized rent expiring calculated as of December 31, 2020.

Lease Expirations

The following summary table sets forth a schedule of the expirations for leases in place as of December 31, 2020, plus unoccupied space, for each of the five full calendar years beginning January 1, 2021, at the properties in our portfolio (excluding space held for development, under construction, or in pre-construction). The information set forth in the table assumes that customers exercise no renewal options or early termination rights.

		Total						Annualized
	Number	Operating	Percentage		Percentage	Annualized	Annualized	Rent Per
	of	NRSF of	of Total	Annualized	of Total	Rent Per	Rent at	Leased
	Leases	Expiring	Operating	Rent	Annualized	Leased	Expiration	NRSF at
Year of Lease Expiration	Expiring(1)	Leases	NRSF	($000)	Rent	NRSF	($000)(2)	Expiration(3)
Unoccupied data center	—	504,562	15.8%	$—	—%	$—	$—	$—
Unoccupied office and light-industrial	—	84,906	2.6	—	—	—	—	—
2021	1,277	633,077	19.7	94,043	29.2	149	94,673	150
2022	571	386,652	12.1	60,675	18.9	157	62,747	162
2023	314	370,763	11.6	54,524	16.9	147	58,947	159
2024	94	115,102	3.6	18,963	5.9	165	20,352	177
2025	66	211,678	6.6	23,671	7.3	113	37,685	180
2026 - Thereafter	24	561,153	17.5	60,697	18.8	108	71,184	127
Office and light-industrial(4)	135	333,204	10.5	9,536	3.0	29	10,007	30
Portfolio Total / Weighted Average	2,481	3,201,097	100.0%	$322,109	100.0%	$123	$355,595	$136
(1)	Includes leases that upon expiration will automatically be renewed, primarily on a year-to-year basis. Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	Represents the final monthly contractual rent under existing customer leases as of December 31, 2020, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. Leases expiring during 2021 include annualized rent of $6.1 million associated with lease terms currently on a month-to-month basis.
(3)	Annualized rent at expiration, as defined, divided by the square footage of leases expiring in the given year. This metric reflects the rent growth inherent in the existing base of lease agreements.
(4)	The occupied office and light-industrial leases are scheduled to expire as follows:

	NRSF of	Annualized
	Expiring	Rent
Year	Leases	($000)
2021	50,904	$1,792
2022	67,624	1,549
2023	141,284	3,985
2024	9,983	256
2025	14,933	573
Thereafter	48,476	1,381
Total OLI	333,204	$9,536

Lease Distribution

Within our operating portfolio, we manage three primary types of customer deployments, including (i) Data center deployments, which represent customers who lease a defined amount of space and power within our data centers, (ii) Powered shell deployments, which are typically larger deployments of raw physical space with available power connectivity, and (iii) Office and light-industrial deployments, which represent customers utilizing space within our properties for office or light-industrial purposes. The following table sets forth information relating to the NRSF distribution of leases in the properties in our portfolio, based on type of deployment (excluding space held for development, under construction, or in pre-construction) under lease as of December 31, 2020:

			Total	Percentage		Percentage
	Number	Percentage	Operating	of Total	Annualized	of Total
	of	of All	NRSF of	Operating	Rent	Annualized
Lease Deployment Type(1)	Leases(2)	Leases	Leases	NRSF	($000)	Rent
Unoccupied data center
Leased but not commenced	—	—%	51,272	1.6%	$—	—%
Available capacity	—	—	453,290	14.2	—	—
Unoccupied office and light-industrial
Leased but not commenced	—	—	23,642	0.7	—	—
Available capacity	—	—	61,264	1.9	—	—
Data center deployment by CkW:
Retail Colocation (< 130 CkW)	2,123	85.6	514,978	16.1	78,017	24.2
Small Scale (130 - 500 CkW)	147	5.9	425,734	13.3	69,786	21.6
Large Scale (501 - 2,000 CkW)	47	1.9	419,950	13.1	63,685	19.8
Hyperscale (> 2,000 CkW)	12	0.5	494,912	15.5	84,599	26.3
Powered shell	17	0.7	422,851	13.2	16,486	5.1
Office and light-industrial	135	5.4	333,204	10.4	9,536	3.0
Portfolio Total	2,481	100.0%	3,201,097	100.0%	$322,109	100.0%

(1)	Represents all leases in our portfolio, including data center and office and light-industrial leases. We break out our data center deployments by critical kilowatts (“CkW”), which represents the maximum amount of power that customers can draw per their contractual lease agreement.
(2)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.

Competition

We compete with numerous developers, public and private owners and operators of technology-related real estate and data center. Many of these companies own properties similar to ours in the same markets in which our properties are located, including CyrusOne, Inc., Cyxtera Technologies, Inc., Digital Realty Trust, Inc., Equinix, Inc., Evoque (formerly AT&T, Inc. Data Centers), Flexential, Internap Network Services Corporation, Quality Technology Services, RagingWire Data Centers, a NTT Communications company, SABEY Corporation, Stack Infrastructure, Switch, Inc., and zColo. In addition, we may face competition from new entrants into the data center market. Some of our current and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more data centers more broadly distributed geographically, access to less expensive power, and more robust interconnected hubs in certain geographic markets. All of these potential advantages could allow competitors to respond more quickly to new or changing opportunities. If our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we currently charge our customers, we may lose potential customers or be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.

As a developer of data center space and provider of interconnection services, we also compete for the services of key third-party service providers, including engineers and contractors with expertise in the development of data centers. The competition for the services of specialized contractors and other third-party providers required for the development of data centers is intense, increasing the cost of engaging such providers and the risk of delays in completing our development projects.

Finally, we face competition from real estate developers in our sector and in other industries for the acquisition of additional properties suitable for data center development. Such competition may reduce the number of properties available for acquisition or development, increase the price of these properties and reduce the demand for data center space in the markets we seek to serve.

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

Human Capital Resource Management

As of December 31, 2020, our workforce is comprised of 481 full-time employees, including approximately 257 in data center operations, 71 in sales and marketing, 23 in construction, engineering and product and 130 in corporate operations. All employees are located in the United States.

The success of our employees drives the success of the business, and supports our goal of long-term value creation for our shareholders. We offer competitive benefits and training programs to develop employees’ expertise and skillsets, use training, communication, appropriate investments and clear corporate policies to strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment, and prioritize employee engagement. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our customers.

We track key human capital metrics including demographics, talent pipeline, diversity, and employee engagement. We have a stable workforce with an average tenure of 4.8 years and voluntary employee turnover of approximately 9% during the year ended December 31, 2020. To attract diversity in our applicant pools, we post our openings to a wide variety of job boards and deploy appropriate language in our postings. During the year ended December 31, 2020, our applicant pool was 50% minority and our hiring trend of minorities was 51%. Overall, as of December 31, 2020, our workforce is approximately 54% non-minority and 46% minority. During the year ended December 31, 2020, our applicant pool was 26% identifying as female with our hiring trend of self-identified females at 28%. As of December 31, 2020, our employee base self-identified as 78% male and 22% female, and our senior leadership team, which has an average tenure with the Company of 8.3 years, consists of 30% executives identifying as female and 10% minority executives. As of February 4, 2021, our board of directors consists of 30% directors identifying as female and 10% as minority.

We invest in employee development by offering a number of training opportunities, including a data center technician training course and career path to enable non-technicians (such as security personnel) to develop technical skills and create a path for upward mobility. This is a six-tiered program that educates employees on the basics of data center operations and guides employees through the specifics of operating a data center. During the year ended December 31, 2020, 40 employees were promoted through this program.

COVID-19 Health and Safety

As a result of the COVID-19 pandemic, we have put into place a number of health and safety measures to enable our operations team to continue to work from our data centers. We implemented an Information Technology application to enable and track daily employee health screening and a daily compliance process for all vendors. We also required social distancing in accordance with the Centers for Disease Control and Prevention (“CDC”) and local health agency guidelines, made modifications to our facilities (including upgrades to air ventilation and filtration), engaged in regular sanitation, posted signage, required all visitors and employees to wear facial coverings and provided N-95 masks to our essential data center employees to reduce the potential for disease transmission. We worked with our operations teams to implement innovative approaches to maintain our high standards of customer service, including virtual data center tours to ensure activities typically accomplished on-site or in-person continued throughout periods of reduced travel. Our non-essential and corporate personnel adopted a work-from-home approach beginning in March 2020 which has continued past the end of the year, without significant impacts to productivity. Refer to the discussion in Item 7. Management’s Discussion and Analysis for further information related to the impact of the pandemic on our business.

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

Industry, Market and Customer Risks

Our portfolio of properties consists primarily of data centers geographically concentrated in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets may negatively impact our operating results.

Our portfolio of properties consists of data centers geographically concentrated in the San Francisco Bay area, Los Angeles, the Northern Virginia area (including Washington D.C.), the New York area, Chicago, Boston, Denver and Miami. These markets comprised 32.7%, 29.2%, 18.5%, 7.2%, 5.3%, 4.8%, 1.8%, and 0.5%, respectively, of our annualized data center rent as of December 31, 2020. As such, we are susceptible to local economic conditions and the supply of and demand for data center space in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for data centers in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

A small number of customers account for a significant portion of our operating revenues, and the loss or default of any of these customers could significantly harm our business, financial condition and results of operations.

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our operating revenue. Our top ten customers accounted for an aggregate of approximately 40.6% of our total portfolio annualized rent as of December 31, 2020. The loss of one or more of our significant customers or a significant customer exerting significant pricing pressure on us could also have a material adverse effect on our results of operations. Some of our customers may experience a downturn in their businesses or other factors that may weaken their financial condition and result in them failing to make timely rental payments, defaulting on their leases, reducing the level of interconnection services they obtain or the amount of space they lease from us or terminating their relationship with us. However, if any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In any of these cases, our claim for unpaid rent would likely not be paid in full. As of December 31, 2020, we had no material customers in bankruptcy.

In addition, our largest customers may choose to develop new data centers or expand existing data centers of their own and may seek to negotiate rent reductions in the future. In the event that any of our key customers were to do so, it could result in a loss of business to us or increase pricing pressure on us. If we lose a customer, there is no guarantee that we would be able to replace that customer at a comparative rental rate or at all. Some of our largest customers may also compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations. For instance, one customer could determine that it is not in that customer’s interest to house mission-critical servers or other telecommunications or information technology equipment in a facility operated by the same company that relies on a key competitor for a significant part of its operating annual revenue. Our loss of a large customer for this or any other reason could have a material adverse effect on our results of operations.

Because we depend on the development and growth of a balanced customer base, including key customers, failure to attract, grow and retain this base of customers or future consolidation in the technology industry could harm our business and operating results.

Our ability to maximize operating revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud and IT service providers and network providers. We consider certain of these customers to be key in that they attract and assist in retaining other customers. The more balanced the customer base within each data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall operating revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including the demand for data center space, Internet gateway facilities or other technology-related real estate, the presence of multiple network carriers and cloud operators in our facilities, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the data center’s operating reliability and security and our ability to effectively market and sell our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition, resulting in a reduced number of customers or potential customers. If these customers do not continue to use our data centers it may be disruptive to our business. Finally, an uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

Our products and services have a long sales cycle that may harm our revenues and operating results.

A customer’s decision to lease space in one of our data centers and to purchase additional services typically involves a significant commitment of resources. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that ultimately does not result in revenue. Macroeconomic conditions may further impact this long sales cycle by making it difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending or delay decision-making on our products and services, which would delay and lengthen our sales cycle. Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results.

We face significant competition and may be unable to lease vacant space, renew existing leases or release space as leases expire, which may have a material adverse effect on our business and results of operations.

We compete with numerous developers, owners and operators of technology-related real estate and data centers, many of which own properties similar to ours in the same markets. In addition, we may face competition from new entrants into the data center market. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, lower levels of leverage, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our competitors to respond more quickly or effectively to strategic opportunities or changes in our industries or markets. If our competitors offer data center space that our existing or potential customers perceive to be superior to ours based on numerous factors, including cost and availability of power, security considerations, location or network connectivity, or if they offer rental rates below our current market rates, we may lose existing or potential customers, incur costs to improve our properties or be forced to reduce our rental rates. This risk is compounded by the fact that a significant percentage of our customer leases expire every year. For example, as of December 31, 2020, data center leases representing 29.2%, 18.9% and 16.9% of our total portfolio annualized rent are currently set to expire during 2021, 2022, and 2023, respectively. If the rental rates for our properties decrease, our existing customers do not renew their leases or we are unable to lease vacant data center space or re-lease data center space for which leases are scheduled to expire at or above current lease rates, our business and results of operations could be materially adversely affected.

In addition, certain of our leases contain early termination provisions that allow our customers to reduce the term of their leases subject, in some cases, to payment of an early termination charge that is often a specified portion of the remaining contractual rent payable under such leases. The exercise by customers of early termination options could have an adverse effect on our business, financial condition and results of operations.

Our growth depends on the successful development of our properties and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition.

As of December 31, 2020, we had the ability to expand our operating data center square footage by approximately 1,487,000 NRSF, or 53%, as set forth in our development table in Item 1. Our growth depends upon the successful completion of the development of this space and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to the acquisition of real property, financing, zoning, regulatory approvals, construction costs and delays. We continually evaluate the market for available properties and may acquire data centers or properties suited for data center development when opportunities exist.

These development projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. Furthermore, while we may prefer to locate new data centers adjacent to or in close proximity to our existing data centers, we may be limited by the size and location of suitable properties.

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

Furthermore, we typically do not require pre-leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to lease the new data center space when completed. Once development of a data center is complete, we incur a certain amount of operating expenses even if there are no customers occupying the space. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.

We may be unable to identify and complete acquisitions and successfully operate acquired properties.

We are continually evaluating the market for expansion opportunities. Our ability to acquire attractive properties or companies on favorable terms and successfully develop and operate them involves significant risks including, but not limited to, (i) our inability to acquire a desired company or property because of competition from other data center companies or real estate investors; (ii) competition from other potential acquirers may increase the purchase price; (iii) our inability to realize the intended benefits from acquisitions; (iv) our inability to finance the acquisition on favorable terms or at all; (v) underestimating the costs to make necessary improvements to acquired properties; (vi) our inability to quickly and efficiently integrate new acquisitions into our existing operations; (vii) acquired properties that may be subject to tax reassessments, which may result in higher than expected real estate tax payments; (viii) our inability to access sufficient utility power on favorable terms or at all; and (ix) market conditions that may result in higher than expected vacancy rates and lower than expected rental rates. If we are unable to successfully acquire, develop and operate data center properties, our ability to grow our business, compete and meet market expectations will be significantly impaired, which would have a material adverse effect on the price of our common stock.

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

Operations and Infrastructure Risks

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all.

The markets for the data centers that we own and operate, as well as the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and changing customer demands. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space and infrastructure we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. Our ability to deliver technologically sophisticated infrastructure, including power and cooling, is a significant factor in our customers’ decisions to lease space in our data centers. Our data center infrastructure may become obsolete due to the development of new systems that deliver power to, or eliminate heat from, the servers and other customer equipment that we house or the development of new technology that requires levels of power and cooling that our facilities are not designed to provide. Our power and cooling systems are also sophisticated, expensive and time consuming to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs. In addition, evolving customer demand could require services or infrastructure improvements that we do not provide or that would be difficult or expensive for us to provide in our current data centers, and we may be unable to adequately adapt our properties or acquire new properties that can compete successfully. We could risk losing customers to our competitors if we are unable to adapt. Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues, harm our business reputation and have a material adverse effect on our financial results.

Our business depends on providing customers with highly reliable service. We may fail to provide such service as a result of numerous factors, including human error, power loss, equipment failure, exposure to temperature, humidity, smoke and other environmental hazards, improper building maintenance by our landlords in the buildings that we lease, physical, electronic or cyber security breaches, fire, earthquake, hurricane, flood and other natural disasters, water damage, war, terrorism, including domestic terrorism, and any related conflicts or similar events worldwide, and sabotage and vandalism.

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

We depend on third parties to provide network connectivity, power, and certain other services within and between certain of our data centers, and any disruptions or changes in the cost of this connectivity, power or other services, may adversely affect our operating results and cash flow.

Due to our hub-and-spoke go-to-market strategy, we depend upon carriers and other network providers to deliver network connectivity to customers within our data centers as well as the fiber network interconnection between certain of our data centers. We also rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. Since our properties have access to a finite amount of power, it may be inadequate to support our customer requirements. As current and future customers increase their power usage in our facilities over time, the remaining available power for future customers could limit our ability to grow our business and increase occupancy rates.

Our data centers are also susceptible to power outages and shortages. If highly reliable network connectivity within and between certain of our data centers is not established, is materially delayed, is discontinued, fails, or is significantly interrupted, our reputation could be harmed, which could have a material adverse effect on our ability to attract new customers or retain existing ones. Furthermore, a significant interruption in or loss of these services could impair our ability to attract and retain customers and have a material adverse effect on our business. Additionally, increases in the cost of power at any of our data centers impacted by municipal utilities or price increases for a particular type of fuel, such as coal, oil, or natural gas, would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.

Even if our operating revenue decreases, we remain liable for a certain level of expenses.

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

We do not own all of the buildings in which our data centers are located. Instead, we lease certain of our data center space from third parties and the ability to renew these leases materially impacts our ongoing operations.

We do not own the buildings for all of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all. The following table summarizes the remaining primary term and renewal rights associated with each of our leased properties:

		Current Lease
Property	NRSF	Term Expiration	Renewal Rights	Base Rent Increases at Renewal
NY1	48,404	Apr. 2023	2 × 5 years	FMR(1)
LA1	171,016	July 2029	3 × 5 years	103% of previous monthly base rent
LA1(2)	6,723	Dec. 2021	1 × 5 years	Greater of 104% of previous monthly base rent or FMR(1)
LA4(2)	21,850	July 2023	2 × 5 years	Greater of 100% of previous monthly base rent or FMR(1)
DC1	22,137	March 2032	3 × 65 months	101% of the previous monthly base rent
DC2	24,563	July 2035	3 × 5 years	106% of previous monthly base rent for the renewal and 103% of previous monthly base rent thereafter
DE1	5,878	Oct. 2024	3 × 5 years	102.5% of previous monthly base rent
DE1	23,906	Dec. 2026	4 × 5 years	102.5% of previous monthly base rent
DE2	5,140	Dec. 2024	N/A
(1)	FMR represents “fair market rent” as determined by mutual agreement between landlord and tenant, or in the case of a disagreement, mutual agreement by third party appraisers.
(2)	In the fourth quarter of 2020, CoreSite made the decision to exit and vacate our leased data center space at LA4 and two computer rooms at LA1 by the end of 2021. These spaces, which represent 21,850 NRSF for LA4 and 6,723 NRSF at LA1, were previously acquired in 2018 through the acquisition of U.S. Colo.

When the primary terms of our leases expire, we generally have the right to extend the terms of our leases as indicated above. For three of these leases, the rent will be determined based on the fair market value of rental rates for the property and the then prevailing rental rates may be higher than rental rates under the applicable lease. To maintain the operating profitability associated with our present cost structure, we must increase operating revenues within existing data centers to offset any potential increase in lease payments at the end of the original and renewal terms. Failure to increase operating revenues to sufficiently offset these projected higher lease costs would adversely impact our operating income. Additionally, we may be unable to maintain good working relationships with the landlords of our leased properties, which would adversely affect our relationship with our customers and could result in the loss of current customers. Furthermore, if we are not able to renew the lease at any of our data centers, the costs of relocating the equipment in such data centers and developing a new location into a high-quality data center could be prohibitive. In addition, we could lose customers due to the disruptions in their operations caused by the relocation.

We may be vulnerable to physical and electronic security breaches and cyber-attacks that could disrupt our operations and have a material adverse effect on our financial performance and operating results.

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

In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Furthermore, if a high profile security breach or cyber-

attack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our reputation and brand image as well as our ability to retain existing customers or attract new ones. In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

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

Our data center properties may not be suitable for use other than as data centers, which could make it difficult to sell or reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.

Our data centers are specifically designed to house and run computer servers and related information technology equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure unique to data center operations. As a result, significant capital expenditures would be required or we may be unable to repurpose a property in order for us to re-lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.

Financial Risks

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

Our access to third-party sources of capital depend, in part, on general economic and financial market conditions, a limited subset of lenders that have historically committed debt capital to REITs that own technology based real estate, the market’s perception of our growth potential, our then current debt levels, our historical and expected future earnings, cash flows and cash distributions, changes in our credit rating, and the market price per share of our capital stock. In addition, our ability to access additional capital may be limited by the terms of our existing indebtedness, which restricts our incurrence of additional indebtedness. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt at maturity, which could have a material adverse effect on our business.

Our level of indebtedness and debt service obligations could have adverse effects on our business, including the restrictions in place by the agreements governing our indebtedness reducing operational flexibility and creating default risk.

As of December 31, 2020, we had total principal indebtedness of approximately $1.7 billion and the ability to borrow up to an additional $295.4 million under our revolving credit facility, subject to satisfying certain financial and covenant tests. While there are limits in our revolving credit facility, senior unsecured term loans, and senior unsecured notes on the amount of debt that we may incur, and additional limits on our indebtedness which may be imposed by future agreements or by a policy adopted by our board of directors, we have the ability to increase our indebtedness over current levels. A substantial increase in our indebtedness may have adverse consequences for our business, results of operations and financial condition because it could, among other things, (i) require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness (ii) make it more difficult for us to satisfy our financial obligations, including borrowings under our revolving credit facility (iii) increase our vulnerability to general adverse economic and industry conditions, (iv) expose us to increases in interest rates for our variable rate debt, (v) limit our ability to borrow additional funds on favorable terms or at all, (vi) limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all, (vii) limit our flexibility in planning for, or reacting to, changes in our business and our industry, (viii) place us at a competitive disadvantage relative to competitors that have less indebtedness, and (viii) require us to dispose of one or more of our properties at disadvantageous prices or raise equity that may dilute the value of our common stock in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.

In addition, the agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other things, our and our subsidiaries’ ability to merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets, incur additional debt, including use of our existing capacity under our revolving credit facility, make certain investments or acquisitions, create liens on our or our subsidiaries’ assets, sell assets, make capital expenditures, pay dividends on or repurchase our capital, enter into transactions with affiliates, and issue or sell stock of our subsidiaries, and change the nature of our business. As a result, these covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full.

Fluctuations in interest rates could materially affect our financial results.

Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

In July 2017, the Financial Conduct Authority (“FCA”) (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Further, on November 30, 2020 the ICE Benchmark Administration Limited (“ICE”) announced its plan to extend the date that most USD-LIBOR values would cease being computed to June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) and the International Swaps and Derivatives Association (“ISDA”) have identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD-LIBOR in debt, derivatives, and other financial contracts.

As of December 31, 2020 we have $848.5 million of USD-LIBOR based variable-rate debt and six effective interest rate swap agreements in place to fix the interest rate on $700.0 million of our one-month USD-LIBOR variable rate debt. In the event that USD-LIBOR is not available, each of our financial contracts contain fallback provisions to determine the applicable replacement base rate. We anticipate managing the transitioning to an alternative rate using the language set out in our agreements and through potentially modifying our debt and derivative instruments. However, future market conditions may not allow immediate implementation of our desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact any such event could have on our financial results, however, we are unable to predict when the publication of USD-LIBOR will cease, nor can we predict exactly what the future replacement rate will be.

Interest rate hedging transactions involve costs and may limit our gains or result in material losses.

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. We may use derivatives to hedge our liabilities from time to time. As of December 31, 2020, we are a party to six interest rate swap agreements effectively fixing the interest rate on $700 million of outstanding variable rate debt in aggregate. These and any other hedging transactions into which we enter could expose us to certain risks, including losses on a hedge position reducing the cash available for distribution to stockholders and such losses exceeding the amount invested in such instruments, counterparties to a hedging arrangement defaulting on their obligations, paying certain fees, such as transaction or brokerage fees, and incurring costs if we elect to terminate a hedging agreement early.

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

We are subject to a variety of state and local taxes, including real and personal property taxes and sales and use taxes that may increase materially due to factors outside our control. In particular, real estate taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. We expect to be notified by local taxing authorities if the assessed values of certain of our properties increase. We would likely appeal these increased assessments, but may not be successful in our efforts. Our leases with our customers generally do not allow us to increase their rent as a result of an increase in real estate or other taxes. If real estate or other taxes increase and we cannot pass these increases on to our customers through increased rent for new leases or upon lease renewals, our result of operations, cash flows and ability to make distributions to our stockholders would be adversely affected.

Regulatory, Legal, and Environmental Risks

We may incur significant costs complying with various federal, state and local regulations.

Our properties are subject to various federal, state and local regulations, such as state and local fire and life safety regulations and Americans with Disabilities Act (“ADA”) federal requirements. If one of our properties is not in compliance with these regulations, we may be required to pay fines or private damage awards. We do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flows and ability to make distributions to our stockholders.

We may be subject to securities class action and other periodic litigation and our contracts with customers could subject us to significant liability, which could result in unexpected expense of time and resources, and may harm our business, results of operations and financial condition.

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

Further, in the ordinary course of business, our customer contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant liability on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. Additionally, in connection with our acquisitions, we have assumed existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.

In addition, we may be subject to securities class action or other periodic litigation from time to time. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management’s attention from other business concerns, which could seriously harm our business, results of operations, financial condition or cash flows.

Environmental problems are possible and can be costly, and we may be adversely affected by climate change and regulations related to climate change.

Environmental liabilities, such as contamination, asbestos-containing building materials, and mold or other air quality issues at some of our properties, could arise and have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. In addition, we could incur costs to comply with such laws and regulations, the violation of which could lead to substantial fines and penalties, and third parties could potentially seek recovery from owners or operators for any personal injury associated. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, employees of our customers and others if property damage or health concerns arise.

Additionally, extreme, and oftentimes unpredictable, weather events such as droughts, heat waves, fires, hurricanes, tornadoes, rising sea levels and flooding pose a threat to our business through physical damage to, a decrease in demand for, and/or a decrease in rent from and value of, our data centers located in the areas affected by these events. For example, changes in average daily temperatures as a result of climate change could increase the cost of cooling our data centers, which would have an adverse effect on our business. These weather events may also lead to power supply disruption to our data centers, which could also negatively impact our business operations.

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

In addition, climate change regulation is a rapidly developing area. New laws relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions could negatively affect our business operations, results of operations and cash flow. Other countries have enacted climate change laws and regulations, and the United States has been involved in discussions regarding international climate change treaties. The U.S. Environmental Protection Agency, or EPA, and some of the states and localities in which we operate, have also enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. In addition, the EPA and the states and localities in which we operate may adopt new regulations related to the use of fossil fuels or requiring the use of alternative fuel or renewable energy sources to power energy resources that serve our data centers. The cost of procuring such electricity may exceed the costs of procuring electricity from existing sources. Efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity.

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

We derive some revenues from contracts with the U.S. government, state and local governments and their respective agencies. Some of these customers may terminate all or part of their contracts at any time, without cause. There is increased pressure for governments and their agencies to reduce spending. Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Similarly, some of our contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Furthermore, future regulations may include physical security requirements applicable to the defense industry and government contractors, which we may not be able to provide.

Risks Related to Our Organizational Structure

Corporate Governance and Ownership Risks

The interests of the funds and their affiliates may differ from or conflict with the interests of our stockholders.

As of December 31, 2020, the Funds and their affiliates had an aggregate beneficial common ownership interest in our Operating Partnership of approximately 12.3%, which, if exchanged for our common stock, would represent approximately 12.2% of our outstanding common stock. In addition, the operating agreement for our Operating Partnership grants the Funds and their affiliates the right to nominate one director to our Board of Directors for so long as the Funds hold at least 10% of our outstanding common stock or common stock equivalents. As a result, the Funds and their affiliates have the ability to exercise influence over our Company, including with respect to decisions relating to our capital structure and material business transactions. In any of these matters, the interests of the Funds and their affiliates may differ from or conflict with the interests of our other stockholders.

Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control, which may not be in the best interests of our stockholders.

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including, provisions that (i) prohibit any person or entity (other than a person who or entity that has been granted an exception) from actually or constructively owning more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common stock, or more than 9.8% (by value) of our capital stock (such provisions being intended to, among other purposes, assist us in complying with certain federal income tax requirements applicable to REITs), and (ii) authorize our Board of Directors to, without stockholder approval, amend our charter to increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares.

The number of shares available for future sale could adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, either by us or by holders of Operating Partnership units upon exchange of such Operating Partnership units for our common stock, or the perception that such sales might occur, could adversely affect the market price of the shares of our common stock. The Funds, as holders of the Operating Partnership units issued in the formation transactions, have the right to require us to register with the SEC the resale of the common stock issuable, if we so elect, upon redemption of these Operating Partnership units. In addition, we registered shares of common stock that we have reserved for issuance under our Long Term Incentive Plan, and they generally can be freely sold in the public market, assuming any applicable restrictions and vesting requirements are satisfied. If any or all of these holders, including the Funds, cause a large number of their shares to be sold in the public market, the sales could reduce the trading price of our common stock and could impede our ability to raise future capital. During the year ended December 31, 2020, 4,854,873 common Operating Partnership units held by third parties were redeemed for shares of our common stock. Refer to Item 8—Note 11 Noncontrolling Interests—Operating Partnership in “Financial Statements and Supplementary Data” included in this Annual Report.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
●	“control share” provisions that provide with certain exceptions, that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or by our directors who are our employees.

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

REIT Qualifications Risks

Failure to qualify as a REIT, specifically a domestically-controlled REIT, would have material adverse consequences to us and the value of our stock and could subject our non-U.S. stockholders to adverse federal income tax consequences.

We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. However, there can be no assurance that we will remain qualified as a REIT. For example, if the IRS reverses previous rulings on REIT qualifying activities, our REIT status could be impacted. Our failure to qualify as a REIT could also impair our ability to expand our business and raise capital, and would materially adversely affect the value of our common stock.

In addition, if, in any taxable year, we lose our REIT status, we would face serious tax consequences that could substantially reduce our cash available for distribution to our stockholders for each of the years involved because (i) we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates, (ii) we could be subject to increased state and local taxes, and (iii) unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Additionally, we will remain a domestically controlled REIT if, at all times during a specified testing period, less than 50% in value of our shares is held directly or indirectly by non-U.S. stockholders. However, because our shares are publicly traded, we cannot guarantee that we will maintain the qualifications to be a domestically-controlled REIT. If we fail to qualify as a domestically-controlled REIT, our non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of our shares of common stock would be subject to taxation upon such a sale if either (1) the shares of common stock were not considered to be regularly traded under applicable Treasury Regulations on an established securities market, such as the NYSE, or (2) the selling non-U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares of common stock being sold during specified testing periods. If gain on the sale or exchange of our shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to regular U.S. income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

Applicable REIT laws may restrict certain business activities and may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

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

Legislative or other regulatory actions affecting REITs could have a negative effect on our business.

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

Distribution Risks

Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected levels or at all, and we may be required to borrow funds on a short-term basis during unfavorable market conditions.

In order to maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our net taxable income annually to our stockholders. In any period our net taxable income may be greater than our cash flow from operations if our properties do not generate sufficient distributable cash flow to satisfy our REIT distribution obligations. As a result, we may be required to fund distributions from working capital, borrowings under our revolving credit facility, the sale of assets or debt or equity financing, some or all of which may not be available or may not be available on favorable market conditions. As a result, any failure to generate cash greater than our REIT distribution obligation could have a material adverse effect on the price of our common stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

For taxable years beginning on or after January 1, 2018, the maximum tax rate applicable to “qualified dividends” paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the same reduced tax rate. Rather, as provided for in the Tax Cuts and Jobs Act signed into law December 22, 2017, REIT dividends are subject to tax at rates applicable to ordinary income reduced by 20%, resulting in rates as high as 33.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares. Further, the applicable tax rates to which our dividends are currently subject are contingent on possible future regulatory updates resulting from future changes in the U.S. Presidential administration, the U.S. House of Representatives, and the U.S. Senate.

General Risks

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

Although the pandemic has not had a significant impact on our operations to date, the future effects of COVID-19 could affect our ability to successfully operate, in many ways, including, but not limited to, the following factors:

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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial condition and performance are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related restrictions on movement and commercial activities, the recovery time of disrupted supply chains, consequential staffing shortages, development delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the impacts of COVID-19.

Global economic conditions, real estate valuations and impairment charges could adversely affect our liquidity, financial condition, earnings, and the value of an investment in our common stock.

General economic conditions and the cost and availability of capital may be adversely affected in some or all of the markets in which we own properties and conduct our operations. In addition, our access to funds under our revolving credit facility and other lines of credit we may enter into depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. There can be no assurance that long-term disruptions in the global economy will not have an adverse effect on our lenders, which may result in adverse effects on our business, results of operations, cash flows and financial condition.

Additionally, we periodically review each of our properties for indicators of impairment. When impairment indicators exist, we review an estimate of future cash flows expected to result from the real estate investment’s use and eventual disposal. This evaluation is highly subjective and is in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual future results. A decline in real estate prices where we operate may cause us to reevaluate these assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, and the market price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The information set forth under the caption “Our Portfolio” in Item 1 of this Annual Report is incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

Refer to Item 8. Financial Statements — Note 16 — Commitments and Contingencies for a description of our current pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “COR”. As of February 4, 2021, we had five holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

We have made distributions every quarter since the completion of our initial public offering. During the year ended December 31, 2020, we declared quarterly dividends totaling $4.89 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

Performance Graph

The following line graph sets forth, for the period from December 31, 2015, through December 31, 2020, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2015, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	COR	S&P 500	MSCI US REIT
December 31, 2015	$100	$100	$100
December 31, 2016	$144	$112	$109
December 31, 2017	$214	$136	$114
December 31, 2018	$171	$130	$109
December 31, 2019	$229	$171	$137
December 31, 2020	$267	$203	$127

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

	Year Ended December 31,
(in thousands except share and per share data)	2020	2019	2018	2017	2016
Statement of Operations Data
Operating revenues	$606,824	$572,727	$544,392	$481,821	$400,352
Operating expenses	467,065	431,911	402,113	357,009	305,735
Operating income	139,759	140,816	142,279	124,812	94,617
Interest expense	(45,086)	(41,712)	(35,526)	(24,147)	(12,577)
Net income	94,617	99,037	106,763	100,491	81,921
Net income attributable to noncontrolling interests	15,308	23,197	28,841	25,636	23,212
Net income attributable to CoreSite Realty Corporation	79,309	75,840	77,922	74,855	58,709
Preferred stock dividends	—	—	—	(7,924)	(8,338)
Original issuance costs associated with redeemed preferred stock	—	—	—	(4,326)	—
Net income attributable to common shares	$79,309	$75,840	$77,922	$62,605	$50,371
Earnings Per Share
Net income per share attributable to common shares
Basic	$1.96	$2.06	$2.23	$1.85	$1.56
Diluted	1.95	2.05	2.22	1.84	1.54

Dividends declared per common share	$4.89	$4.76	$4.14	$3.58	$2.39
Balance Sheet Data
Gross investments in real estate	$2,697,681	$2,478,798	$2,083,205	$1,821,217	$1,643,576
Total assets(1)	2,176,273	2,100,999	1,853,667	1,625,643	1,553,539
Debt, net	1,715,911	1,478,402	1,130,823	939,570	690,450
Funds from Operations ("FFO")
Net income	$94,617	$99,037	$106,763	$100,491	$81,921
Real estate depreciation and amortization	162,231	147,042	136,458	123,848	103,136
FFO	256,848	246,079	243,221	224,339	185,057
Preferred stock dividends	—	—	—	(7,924)	(8,338)
Original issuance costs associated with redeemed preferred stock	—	—	—	(4,326)	—
FFO attributable to common shares and units	$256,848	$246,079	$243,221	$212,089	$176,719
Total weighted average shares and OP units outstanding - diluted	48,410,807	48,219,798	48,040,960	47,902,639	47,675,311
FFO per common share and OP unit - diluted	$5.31	$5.10	$5.06	$4.43	$3.71
(1)	Effective January 1, 2018, we elected to early adopt Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modified retrospective transition approach as of our January 1, 2016, transition date. Total assets for the years ended December 31, 2017, and 2016, have been adjusted for the impact of ASC 842.

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

We deliver secure, reliable, high-performance data center, cloud and interconnection solutions to a growing customer ecosystem across eight key North American communication markets. More than 1,375 of the world’s leading enterprises, network operators, cloud providers, and supporting service providers choose us to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

The ongoing outbreak of COVID-19 has caused severe disruption in the U.S. and global economies, and we, our customers and vendors have been impacted to varying degrees, some of which is known and some unknown. The total impact of COVID-19 will largely depend on the severity and extent of the virus, success of actions taken to contain the threat of COVID-19, including restrictions on movement, the extent, duration and recovery time of related suppression of economic activity, the recovery time of disrupted supply chains, potentially material staffing shortages, construction and development delays, and reactions by consumers, companies, governmental entities, and capital markets. As of the date of this Annual Report, we have not seen a significantly adverse overall impact on the demand for data center space or on our ability to operate our business.

We have not experienced material delays on our data center expansion projects as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to be fluid, and state and local governments may restrict construction, including restrictions that may impact our development projects. In addition, local governments may experience delays in permitting and inspecting construction projects, including delays that may impact our construction timelines. Since the start of the pandemic, we have been required to comply with various local and federal regulations throughout 2020, which have resulted in incremental expenses incurred during the year, primarily including additional personnel hours and equipment. The cost of additional personnel hours to regulate and implement compliance procedures, and incremental safety accommodations, such as, personal protection equipment and additional sanitization measures, for employees and customers required to be on-site during a time of perceived higher health risk has not resulted in a material increase in our operating expenses for the year ended December 31, 2020, but may result in a modest increase in the future as regulations continue to evolve with the pandemic.

Companies have responded to the COVID-19 pandemic in various ways, including encouraging employees to work remotely from home to restrict virus transmission. This shift has increased the demand for cloud computing and cloud-based information-technology architectures, during the short term and potentially in the longer-term. Conversely, this shift has also created challenges and uncertainties for some of our customers or prospective customers that ultimately result in slower sales cycles.

Some of our customers and prospective customers are dependent on areas of the economy that have experienced a significant negative impact from the outbreak of COVID-19. As a result, these customers have become cash flow constrained and may not be able to comply with their rent obligations or may reduce their capital expenditure budgets for information technology infrastructure. Throughout 2020, a small number of customers requested rent concessions, abatements or other lease modifications. While the impacts to date are immaterial and the volume of requests has significantly slowed down since the beginning of the COVID-19 pandemic, we continue to monitor and respond as needed to individual requests from customers. Should the number of rent concessions, abatements or instances of non-payment increase, our cash flows could be materially impacted. Furthermore, restrictions on our ability to evict tenants, whether due to government legislation or bankruptcy determinations, could adversely affect our cash flows.

The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact of COVID-19 on our business. The full extent of the impact and effects of COVID-19 on our future financial performance are uncertain at this time. See Item 1A. “Risk Factors— Pandemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, as a result of, among other things, increased customer lease defaults, increased customer bankruptcies or insolvencies, delays in the development and lease-up of our properties, and severe disruption in the U.S. and global economies, which may further disrupt financial markets, and could materially adversely impact our financial condition, operations, and liquidity.”

Operating revenue. The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction, space at attractive rental rates. As of December 31, 2020, we had approximately 559,000 NRSF of unoccupied and under construction data center space of which approximately 51,000 NRSF is leased with a future commencement date. In addition, we exited 2020 with contiguous space available to lease in our five largest markets by NRSF, including Chicago, Los Angeles, the New York area, the San Francisco Bay area, and the Northern Virginia area, closer to our historical norms as a result of placing 192,000 NRSF into service during 2020. The loss, space consolidation, or exertion of significant pricing pressure of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate accounted for 31.7% of our total operating NRSF and 40.6% of our total annualized rent as of December 31, 2020, with a weighted average remaining lease term of 50 months.

The following table summarizes our leasing activity during the years ended December 31:

			GAAP	Total
		Number of	Annualized	Leased	GAAP Rental		GAAP Rent
	Year Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)		Growth(5)
New/expansion leases commenced	December 31, 2020	510	$45,188	232,980	$194
	December 31, 2019	519	48,347	253,664	195	(6)
	December 31, 2018	517	32,940	174,834	182	(6)

New/expansion leases signed	December 31, 2020	509	$37,647	207,705	$181
	December 31, 2019	507	54,979	278,713	197	(6)
	December 31, 2018	514	27,653	142,116	203

Renewal leases signed	December 31, 2020	1,182	$78,801	553,248	$142		5.5%
	December 31, 2019	1,214	78,261	464,916	168		4.2
	December 31, 2018	1,134	76,512	470,022	163		7.5

(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF. Our management uses GAAP annualized rent and GAAP rental rates as supplemental performance measures because, when compared quarter over quarter or year over year, they provide a performance measure that captures sales volume and pricing trends. We offer these measures because we recognize they will be used by investors to compare our sales volume and pricing trends to those of other REITs.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.
(6)	From time to time, we execute agreements where customers pay reservation fees that secure them the right of first option to expand into incremental data center space. The GAAP annualized rent includes the reservation payments when the option agreements are signed and commenced, and the GAAP rental rates and NRSF reflect the results as options are exercised and the space is committed.

Operating expenses. Our operating expenses primarily consist of utility costs, including power, property maintenance, real estate taxes and insurance, personnel salaries and benefits, including stock based compensation, depreciation, as well as rental expenses on our properties in which we hold a leasehold interest. A substantial majority of our operating expenses are fixed in nature and should not vary significantly from period to period, unless we expand our existing data centers or acquire new data centers, which would entail additional data center operations personnel, as well as utility, operating and maintenance expenses. When we place pre-stabilized projects into service, our initial investment returns are lower due to the level of operating expenses required to operate the project and investment returns increase over time as the projects are leased to customers and revenue is generated. We expect property operating and maintenance expense to increase as we commence new and expansion leases and place new data center NRSF into service. In addition, real estate taxes and insurance may increase as tax rates and/or assessed property values change due to factors outside of our control.

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

Scheduled Lease Expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. While it fluctuates from year to year, not all customers with expiring leases will extend or renew their leases and some customers may negotiate rate reductions in order to renew or extend their leases. We have 1,277 and 571 data center leases representing approximately 19.7% and 12.1% of the NRSF in our operating data center portfolio and 29.2% and 18.9% of our total annualized rent that are scheduled to expire during the years ending December 31, 2021, and 2022, respectively. These leases represent current annualized rent of $94.0 million, and $60.7 million with annualized rental rates of $150 per NRSF and $162 per NRSF expiring during the years ending December 31, 2021, and 2022, respectively. Our past performance may not be indicative of future results, and there can be no assurance that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of a particular property and whether a property, or space within a property, has been developed.

Acquisitions, Development and Financing. Our ability to grow rental and operating revenues depends on our ability to acquire, develop and lease data center space at favorable rental rates. As of December 31, 2020, we had approximately 1,487,000 NRSF of space available for future data center development, pre-construction projects, and space currently under development, or approximately 32% of the total space in our portfolio. We may encounter increasing real estate acquisition prices, development delays, excess development costs, or delays in leasing developed space to customers. We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through our revolving credit facility and other unsecured and secured borrowings, construction financings and the issuance of additional equity and debt securities if needed and when market conditions permit. We will require additional capital to finance future development activities, which may not be available or may not be available on terms favorable or acceptable to us.

Conditions in Significant Markets. Positive or negative changes in market conditions including supply and demand, rental rates, utility costs, and general economic conditions in any of our markets could impact our overall performance. The following table provides a geographic overview of our property portfolio as a percentage of total data center GAAP annualized rent as of December 31, 2020:

Percentage of Total Data
Metropolitan Market	Center Annualized Rent
San Francisco Bay	32.7%
Los Angeles	29.2
Northern Virginia	18.5
New York	7.2
Chicago	5.3
Boston	4.8
Denver	1.8
Miami	0.5
Total	100.0%

Results of Operations

A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2019, and 2018 has been omitted from this Annual Report, but may be found in Item 7. Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020, which is available free of charge on the SEC’s website www.sec.gov and our corporate website (www.coresite.com).

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2020, and 2019. A summary of our operating results for the years ended December 31, 2020, and 2019, is as follows (in thousands).

	Year Ended December 31,
	2020	2019	$ Change	% Change
Operating revenue	$606,824	$572,727	$34,097	6.0%
Operating expense	467,065	431,911	35,154	8.1
Operating income	139,759	140,816	(1,057)	(0.8)
Interest expense	45,086	41,712	3,374	8.1
Net income	94,617	99,037	(4,420)	(4.5)

Operating Revenues

Operating revenues during the years ended December 31, 2020, and 2019, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$512,343	$485,131	$27,212	5.6%
Interconnection revenue	84,073	75,751	8,322	11.0
Total data center revenue	596,416	560,882	35,534	6.3
Office, light-industrial and other revenue	10,408	11,845	(1,437)	(12.1)
Total operating revenues	$606,824	$572,727	$34,097	6.0%

A majority of the $34.1 million increase in total operating revenues was due to a $27.2 million, or 5.6%, increase in data center rental, power, and related revenue during the year ended December 31, 2020, compared to the 2019 period. Data center rental, power, and related revenue increased due to the organic growth of our customer base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at our SV8, VA3, NY2 and LA2 properties, where we have placed into service large contiguous data center NRSF within the last two years, has increased $19.4 million, $5.7 million, $5.7 million and $4.6 million respectively, compared to the year ended December 31, 2019. This increase is primarily due to the commencement of large scale leases throughout the years ended December 31, 2020, and 2019, which experience variable revenue growth as customers deploy their IT equipment and increase their power consumption. This activity was offset by a customer move-out of 28,456 NRSF at SV2, a customer move-out of 17,231 NRSF at BO1, and a customer move-out of 39,950 NRSF at SV7, as well as, other customer move-outs across various properties.

In addition, interconnection revenue increased $8.3 million, or 11.0%, during the year ended December 31, 2020, compared to the 2019 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the year ended December 31, 2020, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Office, light-industrial (“OLI”) and other revenue decreased by $1.4 million, or 12.1%, year over year primarily due to various customer move-outs at VA3 and VA4, as well as finalizing the move-out of customers at SV9 as a result of preparing the property for development as a data center.

Operating Expenses

Operating expenses during the years ended December 31, 2020, and 2019, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Property operating and maintenance	$169,855	$157,293	$12,562	8.0%
Real estate taxes and insurance	23,996	22,866	1,130	4.9
Depreciation and amortization	168,915	152,925	15,990	10.5
Sales and marketing	23,726	22,439	1,287	5.7
General and administrative	44,026	43,764	262	0.6
Rent	36,547	32,624	3,923	12.0
Total operating expenses	$467,065	$431,911	$35,154	8.1%

Property operating and maintenance expense increased $12.6 million, or 8.0%, compared to the 2019 period, primarily due to an increase in fixed expenses, primarily salary and benefits, as a result of new operations at SV8, VA3, CH2 and LA3, an increase in power expense due to increased customer power utilization related to the commencement of new and expansion leases, net of customer move-outs, and increased costs related to building out customer requirements for their deployments.

Real estate taxes and insurance increased $1.1 million, or 4.9%, during the year ended December 31, 2020, primarily due to the completion of SV8 resulting in an increased real estate tax assessment, increased real estate tax assessments in Northern Virginia, decreased capitalization of real estate tax expenses related to the completion of development projects at SV8, CH2, and LA3 during the year, and an increase in insurance expense.

Depreciation and amortization expense increased $16.0 million, or 10.5%, during the year ended December 31, 2020, primarily as a result of an increase in depreciation expense from approximately 192,000 NRSF of new data center expansion projects placed into service, with a cost basis of approximately $247.0 million, during the year ended December 31, 2020.

Sales and marketing expense increased by $1.3 million, or 5.7%, during the year ended December 31, 2020, primarily due to an increase in headcount, resulting in higher salaries and non-cash compensation.

General and administrative expense increased by $0.3 million, or 0.6%, during the year ended December 31, 2020, primarily as a result of an increased bad debt expense of $0.4 million related to customers in bankruptcy proceedings and increased customer financial distress related to the COVID-19 outbreak, higher salaries and non-cash compensation. The increase is partially offset by decreased legal expenses compared to the year ended December 31, 2019.

Rent expense increased $3.9 million, or 12.0%, during the year ended December 31, 2020, compared to the 2019 period. The increase was primarily due to additional rent expense incurred from our leasehold interest properties during the year ended December 31, 2020, and an increase in common area and maintenance expenses at LA1 during the year ended December 31, 2020, compared to the year ended December 31, 2019.

Interest Expense

Interest expense for the years ended December 31, 2020, and 2019, was as follows (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Interest expense and fees	$53,733	$52,022	$1,711	3.3%
Amortization of deferred financing costs and hedge amortization	4,128	3,338	790	23.7
Capitalized interest	(12,775)	(13,648)	873	(6.4)
Total interest expense	$45,086	$41,712	$3,374	8.1%
Percent capitalized	22.1%	24.7%

Interest expense increased $3.4 million, or 8.1%, during the year ended December 31, 2020, primarily as a result of the increase in overall debt outstanding and debt issuance costs. The weighted average principal debt outstanding was $1.6 billion and $1.3 billion during the years ended December 31, 2020, and 2019, respectively. This increase was largely offset by a decrease in our daily weighted average interest rate to 3.20% during the year ended December 31, 2020, from 3.83% during the year ended December 31, 2019.

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Operating Activities

Net cash provided by operating activities was $271.1 million for the year ended December 31, 2020, compared to $251.6 million for the year ended December 31, 2019. This increase of $19.5 million, or 7.7%, was driven by organic growth of operating cash flows from successfully leasing approximately 87,000 NRSF related to new data center development completions of 192,000 NRSF during the year ended December 31, 2020. The increase was partially offset by initial direct costs increasing by $4.3 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, and the timing of vendor payments and customer receipts.

Investing Activities

Net cash used in investing activities decreased by $104.6 million, or 28.1%, to $267.7 million for the year ended December 31, 2020, compared to $372.3 million for the year ended December 31, 2019. This decrease was primarily due to the acquisition of SV9 for $26.0 million and higher construction expenditures on SV8 Phases 1, 2 and 3, and CH2 Phase 1 during the year ended December 31, 2019.

Financing Activities

Net cash used in financing activities was $0.9 million during the year ended December 31, 2020, compared to net cash provided by financing activities of $121.1 million during the year ended December 31, 2019.

During the year ended December 31, 2020, we received cash proceeds of $150.0 million from the 2027 Notes and cash proceeds, net of payments, of $86.0 million on the revolving credit facility.

During the year ended December 31, 2019, we received cash proceeds of $500.0 million from the 2026 Notes, the 2029 Notes, and the 2025 Term Loan, in aggregate, and we made net cash payments of $149.0 million on the revolving credit facility.

We paid $236.3 million in dividends and distributions on our common stock and Operating Partnership units during the year ended December 31, 2020, compared to $223.9 million during the year ended December 31, 2019, as a result of an increase in the annual dividend to $4.88 per share and unit paid during the year ended December 31, 2020, from an annual dividend of $4.64 per share and unit paid during the year ended December 31, 2019.

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

As of December 31, 2020, we had $5.5 million of cash and cash equivalents. Subject to our ability to obtain capital upon favorable terms, we estimate our anticipated development activity in 2021 will require approximately $185 million to $225 million of capital investment to expand our operating data center portfolio.

Our anticipated capital investment in 2021 includes the remaining estimated capital required to fund our current expansion project under construction as of December 31, 2020, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects / Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
Turn-Key Data Center(1)
Ground-up construction
LA3 Phase 2	Los Angeles	Q4 2021	54,388	$383	$39,000	—%	6.0

Total development			54,388	$383	$39,000	—%	6.0
(1)	Turn-Key Data Center (“TKD”) estimated development costs include two components: (1) general construction to ready the NRSF as data center space and (2) power, cooling and other infrastructure to provide the designed amount of power capacity for the project.

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, through net cash on hand, cash provided by operations and additional draws under our revolving credit facility.

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

On May 6, 2020, our Operating Partnership issued an aggregate principal amount of $150 million, 3.75% Series C senior unsecured notes due May 6, 2027 (the “2027 Notes”), in a private placement to certain accredited investors. An aggregate principal amount of $100 million of the 2027 Notes was issued on May 6, 2020. The remaining $50 million was issued on July 14, 2020. The terms of the 2027 Notes are governed by a note purchase agreement, dated May 6, 2020 (the “2027 Note Purchase Agreement”), by and among us, our Operating Partnership, and the purchasers of the 2027 Notes. Refer to Item 8. Financial Statements — Note 8 — Debt for additional information.

The total amount available for borrowing under our revolving credit facility is equal to the lessor of $450.0 million or the availability calculated on our unencumbered asset pool. As of December 31, 2020, there was $148.5 million of borrowings outstanding and $6.1 million outstanding under letters of credit. Therefore, $295.4 million remained available for us to borrow under our revolving credit facility.

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, the ground up construction of new data center buildings, including SV9, additional phases of our current CH2 and LA3 developments, Deferred Expansion Capital, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common stockholders and holders of our common Operating Partnership units, scheduled debt maturities, and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, after payment of dividends, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

In July 2017, the Financial Conduct Authority (“FCA”) (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Further, on November 30, 2020 the ICE Benchmark Administration Limited (“ICE”) announced its plan to extend the date that most USD-LIBOR values would cease being computed to June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) and the International Swaps and Derivatives Association (“ISDA”) have identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD-LIBOR in debt, derivatives, and other financial contracts.

As of December 31, 2020, we have $848.5 million of USD-LIBOR based variable-rate debt and $700.0 million of notional derivative contracts. In the event that USD-LIBOR is not available, each of our financial contracts contain fallback provisions to determine the applicable replacement base rate. We anticipate managing the transition to an alternative rate using the language set out in our agreements and through potentially modifying our debt and derivative instruments. However, future market conditions may not allow immediate implementation of our desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact any such event could have on our financial results, however, we are unable to predict when the publication of USD-LIBOR will cease, nor can we predict the future replacement rate.

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

Indebtedness

A summary of outstanding indebtedness as of December 31, 2020, and 2019, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2020	2019
Revolving credit facility	1.39% and 3.01% at December 31, 2020, and December 31, 2019, respectively	November 8, 2023	$148,500	$62,500
2022 Senior unsecured term loan	1.76% and 2.96% at December 31, 2020, and December 31, 2019, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at December 31, 2020, and December 31, 2019, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan	2.86% and 3.44% at December 31, 2020, and December 31, 2019, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at December 31, 2020, and December 31, 2019, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan	2.32% and 2.81% at December 31, 2020, and December 31, 2019, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes	4.52% at December 31, 2020, and December 31, 2019, respectively	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at December 31, 2020	May 6, 2027	150,000	—
2029 Senior unsecured notes	4.31% at December 31, 2020, and December 31, 2019, respectively	April 17, 2029	200,000	200,000
Total principal outstanding			1,723,500	1,487,500
Unamortized deferred financing costs			(7,589)	(9,098)
Total debt			$1,715,911	$1,478,402

As of December 31, 2020, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of December 31, 2020, and 2019, as well as the available borrowing capacity under our revolving credit facility, debt covenant requirements, and future debt maturities, refer to Item 8—Note 8—Debt in “Financial Statements and Supplementary Data” included in this Annual Report.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020, including the maturities and scheduled principal repayments of indebtedness (in thousands):

Obligation	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases	$28,203	$26,454	$25,335	$24,938	$24,163	$104,082	$233,175
Revolving credit facility(1)	2,070	2,070	150,270	—	—	—	154,410
Senior unsecured term loans (2)	15,913	213,456	12,393	159,398	352,048	—	753,208
Senior unsecured notes (3)	36,413	36,413	183,005	200,371	23,285	588,690	1,068,177
Construction contracts (4)	39,861	—	—	—	—	—	39,861
Other (5)	7,832	8,265	6,688	4,158	4,142	39,888	70,973
Total	$130,292	$286,658	$377,691	$388,865	$403,638	$732,660	$2,319,804
(1)	Includes $148.5 million of outstanding debt plus estimated annual interest payments assuming no draws or payments on the revolving credit facility through the maturity date of November 8, 2023. The revolving credit facility is subject to variable rates. We estimated interest payments on the revolving credit facility based on the interest rate as of December 31, 2020.

(2)	Includes $200 million, $150 million, and $350 million of outstanding debt plus estimated annual interest payments through the respective maturity dates for the 2022, 2024, and 2025 senior unsecured term loans, respectively. We estimated interest payments based on our in place interest rate swap agreements and the variable interest rates as of December 31, 2020.

(3)	Includes $150.0 million of outstanding debt plus estimated annual interest payments, fixed at 4.19%, through the maturity date of June 15, 2023, $175 million of outstanding debt plus estimated annual interest payments, fixed at 3.91%, through the maturity date of April 20, 2024, $200 million of outstanding debt plus estimated annual interest payments, fixed at 4.52%, through the maturity date of April 17, 2026, $150 million of outstanding debt plus estimated annual interest payments, fixed at 3.75% through the maturity date of May 6, 2027, and $200 million of outstanding debt plus estimated annual interest payments, fixed at 4.31%, through the maturity date of April 17, 2029.
(4)	Consists of obligations for construction contracts for properties under construction, tenant related capital expenditures, and other capital improvements.
(5)	Consists of obligations for power contracts and telecommunications leases.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company did not have any off-balance sheet arrangements.

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

Capitalization of Costs. Capitalized lease commissions consist of commissions paid to third party leasing agents and internal sales commissions paid to employees for the successful execution of lease agreements. Effective January 1, 2018, we adopted Accounting Standards Codification Topic 842, Leases, which provides a narrower definition of initial direct costs that can be capitalized. As a result, only the incremental costs of signing a lease are capitalized as lease commissions and costs related to internal sales employees’ compensation, payroll-related fringe benefits and certain external legal fees are accounted for as a sales and marketing expense in the consolidated statements of operations. During the years ended December 31, 2020, 2019, and 2018, we capitalized $17.1 million, $16.1 million, and $7.0 million, respectively, of internal initial direct costs.

Direct and indirect costs that are clearly associated with the development of properties are capitalized as incurred. During the land development and construction periods, we capitalize construction costs, legal fees, financing costs (including interest), real estate taxes and insurance and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. We cease cost capitalization on development space once the space is ready for its intended use and held available for occupancy. Indirect costs capitalized for the years ended December 31, 2020, 2019, and 2018, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest	$12,774	$13,648	$5,595
Real estate taxes and insurance	2,955	1,934	1,155
Employee salaries and benefits	6,829	6,015	4,617
Capitalized indirect development costs	$22,558	$21,597	$11,367

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

As of December 31, 2020, we had $848.5 million of consolidated principal debt outstanding that bore variable interest based on one month LIBOR. As of December 31, 2020, we have six effective interest rate swap agreements in place to fix the interest rate on $700.0 million of our one-month LIBOR variable rate debt. Our interest rate risk not covered by an interest rate swap agreement is $148.5 million of variable rate debt outstanding as of December 31, 2020.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $148.5 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.5 million per year.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoreSite Realty Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of indicators an operating property may not be recoverable

As described in Notes 2 and 4, the Company reviews properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an indicator of possible impairment exists, the Company evaluates the property for impairment by comparing the carrying amount to an estimate of undiscounted cash flows from the future use of the property and eventual disposal. The Company had $1,829.7 million of net investments in real estate as of December 31, 2020.

We identified the evaluation of indicators an operating property may not be recoverable due to an adverse change in the business climate to be a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the events or changes in circumstances that may indicate the carrying value of the operating property may not be fully recoverable. In particular, evaluating the Company’s assumptions regarding the property’s projected operating cash flows and forecasted rental rates involve a high level of subjective and complex auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for identifying indicators that a long-lived asset may not be recoverable, including controls related to property’s projected operating cash flows and forecasted rental rates. We compared the Company’s historical estimated property level cash flows to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s assumptions regarding forecasted rental rates by comparing them to third-party market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Denver, Colorado
February 5, 2021

CORESITE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Land	$104,734	$94,593
Buildings and improvements	2,273,536	1,989,731
	2,378,270	2,084,324
Less: Accumulated depreciation and amortization	(867,975)	(720,498)
Net investment in operating properties	1,510,295	1,363,826
Construction in progress	319,411	394,474
Net investments in real estate	1,829,706	1,758,300
Operating lease right-of-use assets, net	173,928	172,976
Cash and cash equivalents	5,543	3,048
Accounts and other receivables, net of allowance for doubtful accounts of $511 and $371 as of December 31, 2020, and December 31, 2019, respectively	20,849	21,008
Lease intangibles, net of accumulated amortization of $3,913 and $4,022 as of December 31, 2020, and December 31, 2019, respectively	2,507	3,939
Goodwill	40,646	40,646
Other assets, net	103,094	101,082
Total assets	$2,176,273	$2,100,999

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $7,589 and $9,098 as of December 31, 2020, and December 31, 2019, respectively	$1,715,911	$1,478,402
Operating lease liabilities	189,404	187,443
Accounts payable and accrued expenses	79,140	123,304
Accrued dividends and distributions	63,878	62,332
Acquired below-market lease contracts, net of accumulated amortization of $1,684 and $1,511 as of December 31, 2020, and December 31, 2019, respectively	2,313	2,511
Unearned revenue, prepaid rent and other liabilities	53,149	33,119
Total liabilities	2,103,795	1,887,111
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 42,768,153 and 37,701,042 shares issued and outstanding at December 31, 2020, and December 31, 2019, respectively	422	373
Additional paid-in capital	555,595	512,324
Accumulated other comprehensive loss	(20,526)	(6,026)
Distributions in excess of net income	(471,910)	(348,509)
Total stockholders' equity	63,581	158,162
Noncontrolling interests	8,897	55,726
Total equity	72,478	213,888
Total liabilities and equity	$2,176,273	$2,100,999

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$512,343	$485,131	$463,086
Interconnection revenue	84,073	75,751	69,709
Office, light-industrial and other revenue	10,408	11,845	11,597
Total operating revenues	606,824	572,727	544,392
Operating expenses:
Property operating and maintenance	169,855	157,293	152,357
Real estate taxes and insurance	23,996	22,866	19,239
Depreciation and amortization	168,915	152,925	141,633
Sales and marketing	23,726	22,439	21,023
General and administrative	44,026	43,764	40,090
Rent	36,547	32,624	27,696
Transaction costs	—	—	75
Total operating expenses	467,065	431,911	402,113
Operating income	139,759	140,816	142,279
Interest expense	(45,086)	(41,712)	(35,526)
Income before income taxes	94,673	99,104	106,753
Income tax (expense) benefit	(56)	(67)	10
Net income	$94,617	$99,037	$106,763
Net income attributable to noncontrolling interests	15,308	23,197	28,841
Net income attributable to common shares	$79,309	$75,840	$77,922
Net income per share attributable to common shares:
Basic	$1.96	$2.06	$2.23
Diluted	$1.95	$2.05	$2.22
Weighted average common shares outstanding
Basic	40,453,438	36,766,310	34,957,244
Diluted	40,634,324	36,943,873	35,137,495

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$94,617	$99,037	$106,763
Other comprehensive (loss) income:
Unrealized loss on derivative contracts	(20,647)	(5,038)	(3,676)
Reclassification of other comprehensive (income) loss to interest expense	5,016	212	(326)
Comprehensive income	78,986	94,211	102,761
Comprehensive income attributable to noncontrolling interests	10,988	22,030	27,912
Comprehensive income attributable to CoreSite Realty Corporation	$67,998	$72,181	$74,849

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2018	34,240,815	$338	$457,495	$753	$(177,566)	$281,020	$137,624	$418,644
Redemption of noncontrolling interests	2,261,068	23	20,852	127	—	21,002	(21,002)	—
Issuance of stock awards, net of forfeitures	188,152	—	—	—	—	—	—	—
Exercise of stock options	18,656	—	310	—	—	310	—	310
Share-based compensation	—	2	12,657	—	—	12,659	—	12,659
Dividends and distributions	—	—	—	—	(147,285)	(147,285)	(52,456)	(199,741)
Net income	—	—	—	—	77,922	77,922	28,841	106,763
Other comprehensive income	—	—	—	(3,073)	—	(3,073)	(929)	(4,002)
Balance at December 31, 2018	36,708,691	$363	$491,314	$(2,193)	$(246,929)	$242,555	$92,078	$334,633
Redemption of noncontrolling interests	803,610	8	5,414	(174)	—	5,248	(5,248)	—
Issuance of stock awards, net of forfeitures	171,354	—	—	—	—	—	—	—
Exercise of stock options	17,387	—	364	—	—	364	—	364
Share-based compensation	—	2	15,232	—	—	15,234	—	15,234
Dividends and distributions	—	—	—	—	(177,420)	(177,420)	(53,134)	(230,554)
Net income	—	—	—	—	75,840	75,840	23,197	99,037
Other comprehensive income	—	—	—	(3,659)	—	(3,659)	(1,167)	(4,826)
Balance at December 31, 2019	37,701,042	$373	$512,324	$(6,026)	$(348,509)	$158,162	$55,726	$213,888
Redemption and reallocation of noncontrolling interests	4,854,873	48	25,817	(3,189)	—	22,676	(22,676)	—
Issuance of stock awards, net of forfeitures	186,074	—	—	—	—	—	—	—
Exercise of stock options	26,164	—	483	—	—	483	—	483
Share-based compensation	—	1	16,971	—	—	16,972	—	16,972
Dividends and distributions	—	—	—	—	(202,710)	(202,710)	(35,141)	(237,851)
Net income	—	—	—	—	79,309	79,309	15,308	94,617
Other comprehensive income	—	—	—	(11,311)	—	(11,311)	(4,320)	(15,631)
Balance at December 31, 2020	42,768,153	$422	$555,595	$(20,526)	$(471,910)	$63,581	$8,897	$72,478

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$94,617	$99,037	$106,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,915	152,925	141,633
Amortization of above/below market leases	(139)	(254)	(580)
Amortization of deferred financing costs and hedge amortization	4,128	3,338	2,370
Share-based compensation	15,843	14,384	12,038
Bad debt expense	678	291	(229)
Changes in operating assets and liabilities:
Accounts receivable	(519)	(2,836)	10,923
Deferred rent receivable	(1,780)	4,827	(3,124)
Initial direct costs	(17,729)	(13,422)	(11,672)
Other assets	(3,069)	(8,132)	(4,079)
Accounts payable and accrued expenses	5,365	8,208	3,502
Unearned revenue, prepaid rent and other liabilities	3,750	(9,097)	(1,275)
Operating leases	1,020	2,316	2,491
Net cash provided by operating activities	271,080	251,585	258,761
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(6,227)	(4,014)	(5,247)
Real estate improvements	(261,426)	(342,187)	(239,715)
Business combinations and asset acquisitions	—	(26,060)	(10,681)
Net cash used in investing activities	(267,653)	(372,261)	(255,643)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	483	364	310
Proceeds from revolving credit facility	257,500	397,298	253,036
Payments on revolving credit facility	(171,500)	(546,299)	(211,036)
Proceeds from unsecured debt	150,000	500,000	150,000
Payments of loan fees and costs	(1,111)	(6,337)	(5,038)
Dividends and distributions	(236,304)	(223,901)	(193,038)
Net cash (used in) provided by financing activities	(932)	121,125	(5,766)
Net change in cash and cash equivalents	2,495	449	(2,648)
Cash and cash equivalents, beginning of period	3,048	2,599	5,247
Cash and cash equivalents, end of period	$5,543	$3,048	$2,599
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$45,460	$31,123	$32,579
Cash paid for operating lease liabilities	$26,936	$25,206	$21,994
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$15,324	$64,776	$41,328
Accrual of dividends and distributions	$63,878	$62,332	$55,679
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$19,744	$1,040	$114,989

See accompanying notes to consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010 and is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of December 31, 2020, the Company owned an 87.7% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others owned a 12.3% interest in our Operating Partnership. See additional discussion in Note 11, Noncontrolling Interests – Operating Partnership.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $12.8 million, $13.6 million and $5.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Depreciation expense was $153.2 million, $136.0 million, and $122.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the years ended December 31, 2020, 2019, or 2018.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2020, and 2019, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the years ended December 31, 2020, 2019, or 2018.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $13.2 million, $14.2 million, and $15.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Initial direct costs are included within other assets in the consolidated balance sheets and consisted of the following, net of amortization, as of December 31, 2020, and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Internal sales commissions	$16,453	$15,064
Third party commissions	13,316	10,845
Other	357	462
Total	$30,126	$26,371

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the years ended December 31, 2020, 2019, and 2018, no impairment of long-lived assets was recognized in the consolidated financial statements.

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

Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. For the years ended December 31, 2020, 2019, and 2018, no impairment of internal-use software was recognized in the consolidated financial statements.

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

In general, we provide two power products for our data center leased space, consisting of a fixed (breakered-amperage) and a variable (sub-metered) model. Customer power arrangements are coterminous with the customer’s underlying lease and have the same pattern of transfer over the lease term and are therefore combined with lease revenue within our consolidated statements of operations. For fixed power arrangements, a customer pays us a fixed monthly fee for a committed available amount of power. We recognize the fixed power revenue each month over the term of the lease. For variable power arrangements, a customer pays us variable monthly fees for the specific amount of power utilized at the current utility rates. We recognize variable power revenue each month as the uncertainty related to the consideration is resolved, power is provided to our customers, and our customers utilize the power.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if the collectability of a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to not be probable. At December 31, 2020, and 2019, the allowance for doubtful accounts totaled $0.5 million and $0.4 million, respectively, on the consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At December 31, 2020, and 2019, the amount accrued for asset retirement and environmental remediation obligations included in unearned revenue, prepaid rent and other liabilities on the consolidated balance sheets was approximately $1.8 million and $1.7 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of December 31, 2020, and 2019, the gross deferred income taxes were not material.

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

3. Acquisitions

On January 29, 2018, we acquired a two-acre land parcel located in downtown Chicago, Illinois, for a purchase price of $4.5 million. We are currently constructing a 169,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as CH2. During the year ended December 31, 2020, we placed 54,798 square feet into service as part of the completion of phase 1.

On April 20, 2018, we acquired U.S. Colo, a carrier-neutral, network-dense colocation provider, located in Los Angeles, California, for a purchase price of $6.3 million, net of previously accrued legal expense. In connection with the U.S. Colo acquisition, we assumed a leasehold interest of 6,723 square feet at our existing LA1 facility. We also assumed a leasehold interest of 21,850 square feet at a nearby colocation data center facility, which we refer to as LA4. In the fourth quarter of 2020, CoreSite made the decision to exit and vacate the leased space assumed through the acquisition of U.S. Colo by the end of 2021.

On April 12, 2019, we acquired a 3.8-acre land parcel with a single-story office building located adjacent to our Santa Clara campus, for a purchase price of $26 million. We plan to develop an approximately 200,000 NRSF turn-key data center building on the acquired land parcel, which we refer to as SV9.

4. Investment in Real Estate

The following is a summary of the properties owned or leased by market at December 31, 2020 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$131,037	$4,221	$140,412
Chicago(1)	7,059	183,282	58,883	249,224
Denver	—	35,527	955	36,482
Los Angeles(1)	22,127	451,999	68,052	542,178
Miami	728	14,679	10	15,417
New York	3,574	213,051	39,228	255,853
Northern Virginia	21,856	408,534	106,318	536,708
San Francisco Bay(1)	44,236	835,427	41,744	921,407
Total	$104,734	$2,273,536	$319,411	$2,697,681

(1)	Refer to Note 3 – Acquisitions for further detail on CH2, U.S. Colo, and SV9 acquisitions.

The following is a summary of the properties owned or leased by market at December 31, 2019 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	$5,154	$119,227	$931	$125,312
Chicago	5,493	115,699	100,118	221,310
Denver	—	32,659	2,461	35,120
Los Angeles	18,672	376,525	60,178	455,375
Miami	728	14,491	133	15,352
New York	2,729	155,746	56,271	214,746
Northern Virginia	21,856	398,742	101,619	522,217
San Francisco Bay	39,961	776,642	72,763	889,366
Total	$94,593	$1,989,731	$394,474	$2,478,798

5. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of December 31, 2020, and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Deferred rent receivable	$40,115	$38,335
Initial direct costs	30,126	26,371
Internal-use software	13,403	16,747
Prepaid expenses	11,572	7,675
Corporate furniture, fixtures and equipment	4,813	4,848
Deferred financing costs - revolving credit facility	2,382	3,148
Other	683	3,958
Total	$103,094	$101,082

Initial direct costs are amortized as amortization expense on a straight-line basis over the remaining lease terms of the underlying leases. The estimated amortization of initial direct costs for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ending December 31,
2021	$11,819
2022	7,835
2023	4,084
2024	1,890
2025	1,438
Thereafter	3,060
Total	$30,126

6. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from 1 year to 15 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years at each December 31, 2020, and December 31, 2019. The weighted-average discount rate was 4.9% at each date.

During the year ended December 31, 2020, we extended the term of approximately 25,000 NRSF at our existing DC2 data center from July 2028 to July 2035. As a result of this extension, we remeasured the lease liability and adjusted the ROU asset by approximately $7.0 million. In addition, we extended the term of approximately 25,000 NRSF at our existing DC1 data center from May 2021 to March 2032. As a result of this extension, we remeasured the lease liability and the ROU asset by approximately $11.8 million.

During the year ended December 31, 2019, we extended the term of approximately 5,300 NRSF at our existing DE1 data center from October 2019 to October 2024. As a result of this extension, we remeasured the lease liability and adjusted the ROU asset by approximately $1.0 million.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Lease expense:
Operating lease expense	$27,982	$26,566	$22,927
Variable lease expense	8,565	6,058	4,769
Rent expense	$36,547	$32,624	$27,696

The future maturity of the operating lease liabilities in effect at December 31, 2020 is as follows (in thousands):

Operating
Year Ending December 31,	Leases
2021	$28,203
2022	26,454
2023	25,335
2024	24,938
2025	24,163
Thereafter	104,082
Total lease payments	$233,175
Less imputed interest	(43,771)
Total	$189,404

7. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Lease revenue:
Minimum lease revenue	$432,781	$409,622	$390,691
Variable lease revenue	89,970	87,354	83,992
Total lease revenue	$522,751	$496,976	$474,683

The future minimum lease payments to be received under noncancelable data center, office, light-industrial, and other operating leases in effect at December 31, 2020, are as follows (in thousands):

Minimum
Year Ending December 31,	Lease Payments
2021	$381,095
2022	267,866
2023	177,704
2024	127,030
2025	102,744
Thereafter	199,977
Total	$1,256,416

8. Debt

A summary of outstanding indebtedness as of December 31, 2020, and 2019, is as follows (in thousands):

		Maturity	December 31,	December 31,
	Interest Rate	Date	2020	2019
Revolving credit facility(1)	1.39% and 3.01% at December 31, 2020, and December 31, 2019, respectively	November 8, 2023	$148,500	$62,500
2022 Senior unsecured term loan(2)(3)	1.76% and 2.96% at December 31, 2020, and December 31, 2019, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at December 31, 2020, and December 31, 2019, respectively	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan(2)(3)	2.86% and 3.44% at December 31, 2020, and December 31, 2019, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at December 31, 2020, and December 31, 2019, respectively	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan(2)(3)	2.32% and 2.81% at December 31, 2020, and December 31, 2019, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes(2)	4.52% at December 31, 2020, and December 31, 2019, respectively	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at December 31, 2020	May 6, 2027	150,000	—
2029 Senior unsecured notes	4.31% at December 31, 2020, and December 31, 2019, respectively	April 17, 2029	200,000	200,000
Total principal outstanding		`	1,723,500	1,487,500
Unamortized deferred financing costs			(7,589)	(9,098)
Total debt			$1,715,911	$1,478,402
(1)	Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 125 basis points to 185 basis points, or (ii) a base rate plus 25 basis points to 85 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2020, our Operating Partnership’s leverage ratio was 33.6% and the interest rate was LIBOR plus 125 basis points.

(2)	Our Operating Partnership has in place swap agreements with respect to the term loans noted above. The interest rates presented represent the effective interest rates as of December 31, 2020, and December 31, 2019, including the impact of the interest rate swaps, which effectively fix the interest rate on a portion of our variable rate debt. See Note 9 – Derivatives and Hedging Activities.

(3)	Borrowings under the senior unsecured term loans bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2020, our Operating Partnership’s leverage ratio was 33.6% and the interest rate was LIBOR plus 120 basis points.

Debt Instruments

Revolving Credit Facility

On November 8, 2019, our Operating Partnership and certain subsidiary co-borrowers entered into the Fifth Amended and Restated Credit Agreement (as amended and restated, the “Amended and Restated Credit Agreement”), consisting of a $450 million revolving credit facility, a $150 million senior unsecured term loan scheduled to mature on April 19, 2024, and a $350 million senior unsecured term loan scheduled to mature on April 1, 2025. The revolving credit facility includes a one-time extension option, which, if exercised, would extend the maturity date to November 8, 2024. The exercise of the extension option is subject to payment of an extension fee equal to 10 basis points of total commitments under the Amended and Restated Credit Agreement at initial maturity and certain other customary conditions.

Borrowings under the revolving credit facility have been amended to bear interest at a variable rate per annum equal to either (i) LIBOR plus 125 basis points to 185 basis points, or (ii) a base rate plus 25 basis points to 85 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2020, our Operating Partnership’s interest rate was LIBOR plus 125 basis points.

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of December 31, 2020, the borrowing capacity was $450.0 million. As of December 31, 2020, $148.5 million was borrowed and outstanding, $6.1 million was outstanding under letters of credit, and therefore $295.4 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of December 31, 2020, was 33.6%;
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of December 31, 2020, was 0%; and,
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of December 31, 2020 was 6.0 to 1.0.

2022 Senior Unsecured Term Loan

On April 19, 2017, our Operating Partnership and certain subsidiaries entered into an Amended and Restated Term Loan Agreement (the “2022 Term Loan”). As amended and restated, the 2022 Term Loan (i) increased the total commitments to $200 million, (ii) extended the maturity of the term loan to April 19, 2022, (iii) amended the accordion feature to allow an increase in total commitments from $200 million to $300 million, under specified circumstances, including securing capital from new or existing lenders, and (iv) explicitly permitted the issuance of the 2024 Notes (the “2024 Notes”).

The 2022 Term Loan ranks pari passu with the each of the senior term loans, each of the senior notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

Borrowings under the 2022 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership's leverage ratio. At December 31, 2020, our Operating Partnership’s leverage ratio was 33.6% and the interest rate was LIBOR plus 120 basis points.

2024 Senior Unsecured Term Loan

On November 8, 2019, pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries extended the term of the $150 million senior unsecured term loan (as amended, the “2024 Term Loan”) to April 19, 2024.

The 2024 Term Loan ranks pari passu with the each of the senior term loans, each of the senior notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

2025 Senior Unsecured Term Loan

On November 8, 2019, pursuant to the terms of the Amended and Restated Credit Agreement, our Operating Partnership and certain subsidiaries entered into a new $350 million senior unsecured term loan (the “2025 Term Loan”) maturing on April 1, 2025. The proceeds from the 2025 Term Loan were used to pay down the previous $150 million 2020 Term Loan and the $100 million 2021 Term Loan, to pay down a portion of the then-existing revolving credit facility, and for general corporate purposes.

The 2025 Term Loan ranks pari passu with the each of the senior term loans, each of the senior notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

Borrowings under the 2025 Term Loan bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At December 31, 2020, our Operating Partnership’s leverage ratio was 33.6% and the interest rate was LIBOR plus 120 basis points

2023 Senior Unsecured Notes

On June 15, 2016, our Operating Partnership issued an aggregate principal amount of $150 million, 4.19% senior unsecured notes due June 15, 2023 (the “2023 Notes”), in a private placement to certain accredited investors. The terms of the 2023 Notes are governed by a note purchase agreement, dated June 15, 2016 (the “2023 Note Purchase Agreement”), by and among our Operating Partnership, the Company and the purchasers of the 2023 Notes.

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

On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as described below. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2023 Note Purchase Agreement.

The 2023 Notes ranks pari passu with the each of the senior term loans, each of the senior notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

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

On June 12, 2018, the 2023 Note Purchase Agreement was amended to, among other things, conform to the same financial covenants as described below. In addition, certain additional financial covenants in the Amended and Restated Credit Agreement were automatically incorporated into the 2024 Note Purchase Agreement.

The 2024 Notes ranks pari passu with the each of the senior term loans, each of the senior notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

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

The 2026 Notes ranks pari passu with the each of the senior term loans, each of the senior notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

2027 Senior Unsecured Notes

On May 6, 2020, our Operating Partnership agreed to issue an aggregate principal amount of $150 million, 3.75% Series C senior unsecured notes due May 6, 2027 (the “2027 Notes”), in a private placement to certain accredited investors. An aggregate principal amount of $100 million of the 2027 Notes was issued on May 6, 2020. The remaining $50 million was issued on July 14, 2020. The terms of the 2027 Notes are governed by a note purchase agreement, dated May 6, 2020 (the “2027 Note Purchase Agreement”), by and among us, our Operating Partnership, and the purchasers of the 2027 Notes.

Interest is payable semiannually based on a fixed rate, on the 15th day of June and December of each year, commencing on December 15, 2020. The 2027 Notes are unsecured obligations of the Operating Partnership and are jointly and severally guaranteed by us and each of the Subsidiary Guarantors.

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

The 2029 Notes ranks pari passu with the each of the senior term loans, each of the senior notes, and the Amended and Restated Credit Agreement and contains the same financial covenants and other customary restrictive covenants as those debt instruments.

Debt Covenants

All of our debt instruments contain certain financial covenants and other customary restrictive covenants, including limitations on transactions with affiliates, merger, consolidation, and sales of assets, liens and subsidiary indebtedness. Our financial covenants include maximum consolidated total unsecured indebtedness to unencumbered asset pool availability, minimum consolidated tangible net worth, a maximum ratio of consolidated total indebtedness to gross asset value, a minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges, and a maximum ratio of secured indebtedness to gross asset value. As of December 31, 2020, we were in compliance with all of the financial covenants.

Debt Maturities

The following table summarizes when our debt currently becomes due (in thousands):

Year Ending December 31,
2021	$—
2022	200,000
2023	298,500
2024	325,000
2025	350,000
Thereafter	550,000
Total principal outstanding	1,723,500
Unamortized deferred financing costs	(7,589)
Total debt, net	$1,715,911

9. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of the years ended December 31, 2020, and 2019 (in thousands):

Notional Amount								Fair Value (Level 2) (1)
December 31,	December 31,	Type of			Effective	Expiration		December 31,	December 31,
2020	2019	Derivative	Index	Strike Rate	Date	Date		2020	2019
$—	$75,000	Interest Rate Swap	1 mo. LIBOR	1.43%	5/5/2015	5/5/2020	(2)	$—	$67
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	2.72	5/5/2018	4/5/2023		(4,388)	(2,819)
100,000	100,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025		(5,657)	55
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025		(4,243)	41
200,000	—	Interest Rate Swap	1 mo. LIBOR	0.56	3/5/2020	4/19/2022		(1,109)	—
75,000	—	Interest Rate Swap	1 mo. LIBOR	0.61	3/5/2020	10/5/2023		(930)	—
175,000	—	Interest Rate Swap	1 mo. LIBOR	0.64	3/5/2020	10/1/2024		(2,773)	—
$700,000	$325,000							$(19,100)	$(2,656)
(1)	Derivative assets are recorded at fair value in our condensed consolidated balance sheets in other assets and derivative liabilities are recorded at fair value in our condensed consolidated balance sheets in unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

(2)	On May 5, 2020, the $75 million five-year interest rate swap agreement, which reduced our variability in cash flows relating to interest payments based on one-month LIBOR variable debt, expired.

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

The following table shows the effect of the derivatives on our consolidated financial statements (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash Flow Hedges
Unrealized loss recognized in other comprehensive income	$(20,647)	$(5,038)	$(3,676)
(Gain) loss reclassified from other comprehensive income to interest expense	5,016	212	(326)
Interest expense	45,086	41,712	35,526

Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning January 1, 2021, we estimate that $7.5 million will be reclassified as an increase to interest expense.

10. Stockholders’ Equity

At December 31, 2020, 120 million shares were authorized to be issued by the Company, of which 100 million shares represent common stock and 20 million represent preferred stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of stock to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class of series of shares to be issued.

Common Stock

At December 31, 2020, we had 42.8 million shares of common stock issued and outstanding. Since our IPO, we have issued common stock under our 2010 Plan (as defined in Note 12, Equity Incentive Award Plan), in which certain of our employees and outside directors participate to provide compensation in the form of common stock. Under the 2010 Plan, we received proceeds from the exercise of stock options of $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Also, we issued shares of common stock as restricted stock award and performance stock award grants, net of forfeitures, and option exercises, net of settlements, in the amount of 212,238, 188,741, and 206,808 during the years ended December 31, 2020, 2019, and 2018, respectively. See Note 12 – Equity Incentive Award Plan, for additional information on our 2010 Plan.

During the years ended December 31, 2020, 2019, and 2018, 4,850,172, 800,000 and 2,250,000 common Operating Partnership units held by the Carlyle Group were redeemed on a one-for-one basis for shares of our common stock in connection with the sale by The Carlyle Group of our common stock. During the years ended December 31, 2020, 2019, and 2018, 4,701, 3,610, and 11,068 common Operating Partnership units held by other third parties were redeemed on a one-for-one basis for shares of our common stock, respectively. See Note 11 – Noncontrolling Interests – Operating Partnership, for additional information.

Dividends

In 2020, 2019, and 2018, we paid all dividends in cash. The following summarizes the taxability of our common stock dividends per share for the years then ended:

	Year Ended December 31,
Record Date	2020	2019	2018
Common Stock:
Ordinary income(1)	$3.14	$3.07	$3.09
Qualified dividend	—	—	—
Capital gains	—	—	—
Return of capital	1.74	1.57	0.93
Total dividend (2)	$4.88	$4.64	$4.02
(1)	All taxable ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A. Shareholders are encouraged to consult with their tax advisors regarding their specific treatment of CoreSite distributions.

(2)	Distributions made during calendar years ended December 31, 2020, 2019, and 2018 were subject to the tax treatment applicable to the year in which they are distributed.

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

Our federal tax return for the year ended December 31, 2020 has not been filed. The taxability information presented for our common stock dividends paid in 2020 is based upon management’s estimates.

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

The following table shows the common ownership interest in our Operating Partnership as of December 31, 2020, and 2019:

	December 31, 2020		December 31, 2019
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	42,276,221	87.7%	37,244,987	77.6%
Noncontrolling interests	5,916,785	12.3	10,771,658	22.4
Total	48,193,006	100.0%	48,016,645	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the year ended December 31, 2020, we issued 176,361 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units of record as of March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, received quarterly distributions of $1.22 per unit, $1.22 per unit, $1.22 per unit, and $1.23 per unit, respectively, payable in correlation with declared dividends on shares of our common stock.

During the years ended December 31, 2020, 2019, and 2018, 4,854,873, 803,610, and 2,261,068, common Operating Partnership units held by The Carlyle Group and other third parties were redeemed on a one-for-one basis for shares of our common stock in connection with the sale by The Carlyle Group and other third parties of shares of our common stock, respectively. These redemptions were recorded as $22.7 million, $5.2 million, and $21.0 million, reductions to noncontrolling interests in our Operating Partnership and a corresponding increase to total stockholder’s equity in the consolidated balance sheets for the years ended December 31, 2020, 2019, and 2018, respectively.

The redemption value of the noncontrolling interests at December 31, 2020, was $741.3 million based on the closing price of the Company’s common stock of $125.28 on the last trading day prior to that date.

12. Equity Incentive Plan

Our Board of Directors adopted and, with the approval of our stockholders, amended the 2010 Equity Incentive Plan (as amended, the “2010 Plan”) in 2013. The 2010 Plan is administered by the Compensation Committee of our Board of Directors. Awards issuable under the 2010 Plan include common stock, stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards. We have reserved a total of 6,000,000 shares of our common stock for issuance pursuant to the 2010 Plan, which may be adjusted for changes in our capitalization and certain corporate transactions. To the extent that an award expires, terminates or lapses, or an award is settled in cash without the delivery of shares of common stock to the participant, then any unvested shares subject to the award will be available for future grant or sale under the 2010 Plan. Shares of restricted stock that are forfeited or repurchased by us pursuant to the 2010 Plan may again be awarded under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

As of December 31, 2020, 2,480,212 shares of our common stock were available for issuance pursuant to the 2010 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The fair value of each option granted under the 2010 Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values are amortized on a straight-line basis over the vesting periods. Stock options have not been granted since the year ended December 31, 2013. The following table sets forth stock option activity under the 2010 Plan for the years ended December 31, 2020, 2019, and 2018

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	67,789	$19.12	3.4 years	$ 6.4 million
Granted	—	—
Exercised	(18,656)	16.63		$ 1.6 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2018	49,133	$20.06	2.6 years	$ 3.3 million
Granted	—	—
Exercised	(17,387)	20.94		$ 1.7 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2019	31,746	$19.57	1.4 years	$ 2.9 million
Granted	—	—
Exercised	(26,164)	19.53		$ 2.7 million
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2020	5,582	$19.76	0.7 years	$ 0.6 million

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

The following table sets forth the number of unvested RSAs and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted Stock Awards and Units	Weighted Average Fair Value at Grant Date
Unvested balance, December 31, 2017	289,843	$70.71
Granted	155,697	96.47
Forfeited	(36,546)	84.10
Vested	(124,115)	64.03
Unvested balance, December 31, 2018	284,879	$85.98
Granted	160,361	99.91
Forfeited	(21,910)	94.03
Vested	(130,957)	78.32
Unvested balance, December 31, 2019	292,373	$96.44
Granted	159,807	109.81
Forfeited	(23,980)	102.81
Vested	(125,405)	90.77
Unvested balance, December 31, 2020	302,795	$105.35

As of December 31, 2020, total unearned compensation on RSAs and RSUs was approximately $21.5 million, and the weighted-average vesting period was 2.4 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2019	34,624	171,351	102,989	$107.84
Granted	10,210	71,488	40,852	125.02
Performance adjustment (1)	38,047	(7,904)	15,073	—
Forfeited	(1,049)	(4,878)	(2,964)	107.63
Vested	(32,524)	(32,524)	(32,524)	105.55
Unvested balance, December 31, 2020	49,308	197,533	123,426	$113.96
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of December 31, 2020, total unearned compensation on PSAs was approximately $6.0 million, and the weighted-average vesting period was 1.9 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the PSAs granted during the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Expected term (in years)	2.82	2.82	2.82
Expected volatility	24.00%	24.09%	24.15%
Expected annual dividend(1)	—	—	—
Risk-free rate	0.56%	2.48%	2.24%
(1)	The fair value of the PSAs assumes reinvestment of dividends.

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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to common shares	$79,309	$75,840	$77,922
Weighted-average common shares outstanding - basic	40,453,438	36,766,310	34,957,244
Effect of potentially dilutive common shares:
Stock options	16,568	36,685	47,338
Unvested awards	164,318	140,878	132,913
Weighted-average common shares outstanding - diluted	40,634,324	36,943,873	35,137,495
Net income per share attributable to common shares
Basic	$1.96	$2.06	$2.23
Diluted	$1.95	$2.05	$2.22

In the calculations above, we have excluded weighted-average potentially dilutive securities of 3,933, 2,546, and 132,749 for the years ended December 31, 2020, 2019, and 2018, respectively, as their effect would have been antidilutive.

14. Employee Benefit Plan

We have a tax qualified retirement 401(k) plan that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees are eligible to participate on the first of the month following the date of hire. Additionally, on the first of the month following six months of employment, we provide a safe harbor contribution equal to 3% of the participant’s annual salary for the year ended December 31, 2018. The safe harbor contribution was increased to 4% of the participant’s annual salary, effective January 1, 2019. The employee and employer contributions are limited to the maximum amount allowed by the Internal Revenue Service. Both employee and employer contributions vest immediately. For the years ended December 31, 2020, 2019, and 2018, our contributions were $1.9 million, $1.7 million, and $1.2 million, respectively.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.7 billion and $1.5 billion as of December 31, 2020 and 2019, respectively, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, the senior unsecured term loans, and the senior unsecured notes are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements at lease commencement. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate at lease commencement, based on Level 3 inputs from the fair value hierarchy.

16. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At December 31, 2020, we had open commitments related to construction contracts of approximately $39.9 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, including fuel cell commitments, and company-wide improvements that are ancillary to revenue generation. At December 31, 2020, we had open commitments related to these contracts of approximately $71.0 million of which $7.8 million is scheduled to be met during the year ended December 31, 2021.

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

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2020, and 2019 (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Revenue	$154,938	$153,981	$150,543	$147,362
Operating income	34,352	35,526	35,693	34,188
Net income	22,409	24,132	25,088	22,988
Net income attributable to common shares	19,658	21,132	20,671	17,848
Net income per share attributable to common shares - basic	$0.46	$0.50	$0.52	$0.48
Net income per share attributable to common shares - diluted	$0.46	$0.50	$0.52	$0.48

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Revenue	$146,035	$144,891	$142,906	$138,895
Operating income	35,684	33,643	36,056	35,433
Net income	24,745	22,644	25,743	25,905
Net income attributable to common shares	19,194	17,450	19,535	19,661
Net income per share attributable to common shares - basic	$0.51	$0.47	$0.54	$0.54
Net income per share attributable to common shares - diluted	$0.51	$0.47	$0.53	$0.54

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

					Gross Amount Carried at
		Initial Cost		Costs Capitalized	December 31, 2020			Accumulated	Year
			Building and	Subsequent to		Building and		Depreciation at	Acquired
Property Name	Location	Land	Improvements	Acquisition	Land	Improvements	Total	December 31, 2020	or Leased
BO1	Somerville, MA	$6,100	$26,748	$107,564	$5,154	$135,258	$140,412	$73,967	2007
CH1	Chicago, IL	5,493	49,522	67,728	5,493	117,250	122,743	61,401	2010
CH2	Chicago, IL	4,383	—	122,098	1,566	124,915	126,481	2,432	2018
DC1	Washington, DC	—	4,797	5,398	—	10,195	10,195	8,412	2010
DC2	Washington, DC	—	—	23,920	—	23,920	23,920	4,648	2017
DE1	Denver, CO	—	37	33,377	—	33,414	33,414	13,065	2012
DE2	Denver, CO	—	4	3,064	—	3,068	3,068	1,314	2012
LA1	Los Angeles, CA	—	41,657	64,257	—	105,914	105,914	67,543	2010
LA2	Los Angeles, CA	18,672	94,114	181,631	18,672	275,745	294,417	115,786	2010
LA3	Los Angeles, CA	9,795	—	129,116	3,455	135,456	138,911	888	2010
LA4	Los Angeles, CA	—	2,533	403	—	2,936	2,936	1,630	2018
MI1	Miami, FL	728	9,325	5,364	728	14,689	15,417	5,841	2010
NY1	New York, NY	—	—	46,274	—	46,274	46,274	34,027	2007
NY2	Secaucus, NJ	4,952	18,408	186,219	3,574	206,005	209,579	47,551	2013
SV1	San Jose, CA	6,863	91,719	44,561	6,863	136,280	143,143	56,546	2010
SV2	Milpitas, CA	5,086	5,046	29,152	5,086	34,198	39,284	24,996	2006
SV3	Santa Clara, CA	4,162	3,482	51,217	3,972	54,889	58,861	47,541	2007
SV4	Santa Clara, CA	4,632	3,716	101,126	4,501	104,973	109,474	61,835	2007
SV5	Santa Clara, CA	2,572	—	23,653	2,544	23,681	26,225	4,502	2007
SV6	Santa Clara, CA	4,741	—	36,868	4,825	36,784	41,609	4,312	2007
SV7	Santa Clara, CA	3,793	—	248,523	3,595	248,721	252,316	59,213	2007
SV8	Santa Clara, CA	12,158	—	204,949	12,850	204,257	217,107	14,211	2017
SV9	Santa Clara, CA	25,767	407	7,214	—	33,388	33,388	407	2019
VA1	Reston, VA	6,903	32,939	98,080	6,779	131,143	137,922	90,229	2007
VA2	Reston, VA	5,197	—	135,875	5,539	135,533	141,072	52,050	2007
VA3	Reston, VA	8,529	26,411	165,446	3,866	196,520	200,386	11,676	2016
Reston Campus Expansion	Reston, VA	5,671	17,538	4	5,672	17,541	23,213	1,951	2016
	Total	$146,197	$428,403	$2,123,081	$104,734	$2,592,947	$2,697,681	$867,975

None of our properties are encumbered.

The aggregate cost of the total properties for federal income tax purposes was approximately $2,432.2 million (unaudited) at December 31, 2020.

See accompanying report of independent registered public accounting firm.

CoreSite Realty Corporation

Schedule III

Real Estate and Accumulated Depreciation (Continued)

December 31, 2020

(in thousands)

The following table reconciles the historical cost and accumulated depreciation of our properties for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Property
Balance, beginning of year	$2,478,798	$2,083,205	$1,821,217
Additions - property acquisitions	—	26,174	7,474
Additions - improvements	218,883	369,419	254,514
Balance, end of year	$2,697,681	$2,478,798	$2,083,205

Accumulated Depreciation
Balance, beginning of year	$720,498	$590,784	$473,141
Additions, net of disposals	147,477	129,714	117,643
Balance, end of year	$867,975	$720,498	$590,784

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting. Based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and our Chief Financial Officer concluded, as of December 31, 2020, that our internal control over financial reporting was effective in providing reasonable assurance of the fair preparation and presentation of published financial statements.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which begins on page 50 of this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report or incorporated by reference:
(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.
(2)	Schedule III—Real Estate and Accumulated Depreciation is included herein at page 79. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)
3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(19)
4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(2)
4.3	Description of Securities.(27)
10.1	Amended and Restated Agreement of Limited Partnership of CoreSite, L.P., dated as of December 12, 2012.(7)
10.2	2010 Equity Incentive Award Plan (As Amended and Restated).(11)*
10.3	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Award Agreement.(1)*
10.4	Form of 2010 Equity Incentive Award Plan Stock Option Agreement.(1)*
10.5	Form of 2010 Equity Incentive Award Plan Restricted Stock Award Agreement.(1)*
10.6	Form of 2010 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors.(1)*
10.7	Form of Indemnification Agreement for directors and officers of CoreSite Realty Corporation. (26)*
10.8	Registration Rights Agreement among CoreSite Realty Corporation and the holders listed therein, dated as of September 28, 2010.(3)
10.9	Lease between Hines REIT One Wilshire Services, Inc. and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.10	First Amendment to Sublease between Hines REIT One Wilshire Services, Inc. and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(9)
10.11	Second Amendment to Sublease between GI TC One Wilshire Services, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of July 30, 2018.(22)
10.12	Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of August 1, 2007.(1)
10.13	First Amendment to Lease between Hines REIT One Wilshire, LP and CRG West One Wilshire, L.L.C., dated as of May 1, 2008.(1)
10.14	Second Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of November 5, 2009.(8)
10.15	Third Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of June 15, 2011(8).
10.16	Fourth Amendment to Lease between Hines REIT One Wilshire LP and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of January 9, 2013.(9)
10.17

Fifth Amendment to Lease between GI TC One Wilshire, LLC (formerly known as Hines REIT One Wilshire LP) and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.), dated as of May 29, 2015.(12)

10.18	Sixth Amendment to Lease between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C., effective as of May 31, 2016 (formerly known as CRG West One Wilshire, L.L.C.).(15)
10.19	Seventh Amendment to Lease, dated as of June 30, 2018, between GI TC One Wilshire, LLC and CoreSite One Wilshire, LLC (formerly known as CRG West One Wilshire, L.L.C.).(21)

10.20	Eighth Amendment to Lease, date July 10, 2019, between GI TC One Wilshire, LLC and CoreSite One Wilshire L.L.C (formerly known as CRG West One Wilshire, L.L.C.) (24)
10.21	Ninth Amendment to the Lease, dated March 18, 2020, between GI TC One Wilshire, LLC and CoreSite One Wilshire, L.L.C. (formerly known as CRG West One Wilshire, L.L.C.).(29)
10.22	Form of Restricted Stock Agreement.(3)*
10.23	Form of Restricted Unit Agreement.(1)*
10.24	Form of Management Rights Agreement.(1)*
10.25	CoreSite Realty Corporation and CoreSite, L.P. Senior Management Severance and Change in Control Program.(1)*
10.26	Employment Agreement between CoreSite L.L.C. and Jeffrey S. Finnin, dated as of January 4, 2011.(4)*
10.27	Employment Agreement between CoreSite L.L.C. and Derek McCandless, dated as of February 7, 2011.(5)*
10.28	Employment Agreement between CoreSite L.L.C. and Steve Smith, dated April 20, 2015.(10)*
10.29	Employment Offer Letter between CoreSite L.L.C. and Brian Warren, dated as of September 25, 2011.(14)*
10.30	Employment Agreement between CoreSite L.L.C. and Paul E. Szurek, dated as of July 27, 2016.(17)*
10.31

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

10.32

Amended and Restated Term Loan Agreement among CoreSite, L.P., as borrower, Royal Bank of Colorado, as administrative agent, on behalf of itself and certain other lenders, and other lenders party thereto, dated as of April 19, 2017.(20)

10.33

First Amendment to Amended and Restated Term Loan Agreements among CoreSite, L.P., as borrower, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, the other lenders party thereto and the guarantors party thereto, dated as of April 19, 2018.(6)

10.34

Second Amendment to Amended and Restated Term Loan Agreement, among CoreSite, L.P., as borrower, Royal Bank of Canada, as administrative agent, on behalf of itself and certain other lenders, the other lenders party thereto and the guarantors party thereto, dated as of November 9, 2019. (23)

10.35	Note Purchase Agreement among CoreSite, L.P., CoreSite Realty Corporation, and the purchasers listed on the Purchaser Schedule thereto, dated as of June 15, 2016.(16)
10.36	First Amendment to Note Purchase Agreement dated June 15, 2016 among CoreSite, L.P., CoreSite Realty Corporation and the noteholders party thereto, dated as of June 12, 2018.(13)
10.37	Note Purchase Agreement among CoreSite, L.P., CoreSite Realty Corporation and the purchasers listed on the Purchasers Schedule thereto, dated as of April 20, 2017.(20)
10.38	First Amendment to Note Purchase Agreement dated April 20, 2017 among CoreSite, L.P., CoreSite Realty Corporation and the noteholders party thereto, dated as of June 12, 2018.(13)
10.39	Amended and Restated Non-Employee Director Compensation Policy.(18)*
10.40	2020 Executive Short-Term Incentive Plan. (28)*
10.41	Note Purchase Agreement, dated as of April 17, 2019, by and among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto. (25)
10.42	Note Purchase Agreement, dated as of May 6, 2020, by and among CoreSite Realty Corporation, CoreSite, L.P. and the purchasers listed on the Purchaser Schedule thereto. (30)
21.1†	Subsidiaries of CoreSite Realty Corporation.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF† 104	XBRL Taxonomy Extension Definition Linkbase Document. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Represents management contract or compensatory plan or agreement.
#

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed

†	Filed herewith.
+	Furnished herewith.

(1)Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(2)Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.
(4)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on January 6, 2011.
(5)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on February 11, 2011.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2018.
(7)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 18, 2012.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 2, 2012.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 24, 2015.
(11)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2015.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2018.
(14)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on April 29, 2016.
(15)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016.
(16)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 16, 2016.
(17)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 28, 2016.
(18)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020.
(19)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(20)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2017.

(21)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2018.
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
(23)Incorporated by reference to our Current Report on Form 8-K filed on November 8, 2019.
(24)Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2019.
(25)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 17, 2019.
(26)Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on February 8, 2019.
(27)Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on February 7, 2020.
(28)Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020.
(29)Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 1, 2020.
(30)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 5, 2021	CORESITE REALTY CORPORATION

	By:	/s/ Paul E. Szurek
Paul E. Szurek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Szurek	President and Chief Executive Officer	February 5, 2021
Paul E. Szurek	(Principal Executive Officer) and Director

/s/ Jeffrey S. Finnin	Chief Financial Officer (Principal Financial Officer)	February 5, 2021
Jeffrey S. Finnin
/s/ Mark R. Jones Mark R. Jones	Chief Accounting Officer (Principal Accounting Officer)	February 5, 2021
/s/ Robert G. Stuckey	Chairman of the Board of Directors	February 5, 2021
Robert G. Stuckey

/s/ James A. Attwood, Jr.	Director	February 5, 2021
James A. Attwood, Jr.

/s/ Jean A. Bua	Director	February 5, 2021
Jean A. Bua

/s/ Kelly C. Chambliss	Director	February 5, 2021
Kelly C. Chambliss

/s/ Patricia L. Higgins	Director	February 5, 2021
Patricia L. Higgins

/s/ Michael R. Koehler	Director	February 5, 2021
Michael R. Koehler

/s/ J. David Thompson	Director	February 5, 2021
J. David Thompson

/s/ David A. Wilson	Director	February 5, 2021
David A. Wilson