Form 10-Q
period 2021-03-31
CoreSite Realty Corp
filed 2021-04-30
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding at April 28, 2021, was 42,984,846.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

six
PAGE
NO.

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020 (unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2021, and 2020 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021, and 2020 (unaudited)	5

Condensed Consolidated Statements of Equity for the three months ended March 31, 2021, and 2020 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021, and 2020 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	35

ITEM 4. Controls and Procedures	35

PART II. OTHER INFORMATION	36

ITEM 1. Legal Proceedings	36

ITEM 1A. Risk Factors	36

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

ITEM 3. Defaults Upon Senior Securities	36

ITEM 4. Mine Safety Disclosures	36

ITEM 5. Other Information	36

ITEM 6. Exhibits	37

Signatures	38

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Land	$109,400	$104,734
Buildings and improvements	2,281,662	2,273,536
	2,391,062	2,378,270
Less: Accumulated depreciation and amortization	(907,256)	(867,975)
Net investment in operating properties	1,483,806	1,510,295
Construction in progress	335,913	319,411
Net investments in real estate	1,819,719	1,829,706
Operating lease right-of-use assets, net	168,879	173,928
Cash and cash equivalents	3,791	5,543
Accounts and other receivables, net of allowance for doubtful accounts of $385 and $511 as of March 31, 2021, and December 31, 2020, respectively	22,102	20,849
Lease intangibles, net of accumulated amortization of $4,359 and $3,913 as of March 31, 2021, and December 31, 2020, respectively	2,061	2,507
Goodwill	40,646	40,646
Other assets, net	108,015	103,094
Total assets	$2,165,213	$2,176,273

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $7,028 and $7,589 as of March 31, 2021, and December 31, 2020, respectively	$1,736,972	$1,715,911
Operating lease liabilities	184,775	189,404
Accounts payable and accrued expenses	79,185	79,140
Accrued dividends and distributions	62,861	63,878
Acquired below-market lease contracts, net of accumulated amortization of $1,733 and $1,684 as of March 31, 2021, and December 31, 2020, respectively	2,263	2,313
Unearned revenue, prepaid rent and other liabilities	50,340	53,149
Total liabilities	2,116,396	2,103,795
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 42,984,566 and 42,768,153 shares issued and outstanding at March 31, 2021, and December 31, 2020, respectively	424	422
Additional paid-in capital	559,777	555,595
Accumulated other comprehensive loss	(14,463)	(20,526)
Distributions in excess of net income	(502,894)	(471,910)
Total stockholders' equity	42,844	63,581
Noncontrolling interests	5,973	8,897
Total equity	48,817	72,478
Total liabilities and equity	$2,165,213	$2,176,273

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$132,976	$124,505
Interconnection revenue	22,160	20,085
Office, light-industrial and other revenue	2,506	2,772
Total operating revenues	157,642	147,362
Operating expenses:
Property operating and maintenance	42,632	40,183
Real estate taxes and insurance	6,735	6,190
Depreciation and amortization	44,628	40,991
Sales and marketing	5,862	6,144
General and administrative	11,517	11,267
Rent	9,221	8,399
Total operating expenses	120,595	113,174
Operating income	37,047	34,188
Interest expense	(12,123)	(11,183)
Income before income taxes	24,924	23,005
Income tax expense	(9)	(17)
Net income	$24,915	$22,988
Net income attributable to noncontrolling interests	3,047	5,140
Net income attributable to common shares	$21,868	$17,848
Net income per share attributable to common shares:
Basic	$0.52	$0.48
Diluted	$0.51	$0.48
Weighted average common shares outstanding
Basic	42,377,602	37,335,892
Diluted	42,592,253	37,504,349

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$24,915	$22,988
Other comprehensive (loss) income:
Unrealized gain (loss) on derivative contracts	5,054	(17,028)
Reclassification of other comprehensive loss to interest expense	1,868	114
Comprehensive income	31,837	6,074
Comprehensive income attributable to noncontrolling interests	3,894	1,358
Comprehensive income attributable to CoreSite Realty Corporation	$27,943	$4,716

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2021	42,768,153	$422	$555,595	$(20,526)	$(471,910)	$63,581	$8,897	$72,478
Redemption and reallocation of noncontrolling interests	1,300	1	(447)	(12)	—	(458)	458	—
Issuance of stock awards, net of forfeitures	212,419	—	—	—	—	—	—	—
Exercise of stock options	2,694	—	41	—	—	41	—	41
Share-based compensation	—	1	4,588	—	—	4,589	—	4,589
Dividends and distributions	—	—	—	—	(52,852)	(52,852)	(7,276)	(60,128)
Net income	—	—	—	—	21,868	21,868	3,047	24,915
Other comprehensive income	—	—	—	6,075	—	6,075	847	6,922
Balance at March 31, 2021	42,984,566	$424	$559,777	$(14,463)	$(502,894)	$42,844	$5,973	$48,817

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2020	37,701,042	$373	$512,324	$(6,026)	$(348,509)	$158,162	$55,726	$213,888
Redemption of noncontrolling interests	2,140	—	11	—	—	11	(11)	—
Issuance of stock awards, net of forfeitures	199,541	—	—	—	—	—	—	—
Exercise of stock options	3,210	—	73	—	—	73	—	73
Share-based compensation	—	1	3,725	—	—	3,726	—	3,726
Dividends and distributions	—	—	—	—	(46,174)	(46,174)	(13,139)	(59,313)
Net income	—	—	—	—	17,848	17,848	5,140	22,988
Other comprehensive loss	—	—	—	(13,132)	—	(13,132)	(3,782)	(16,914)
Balance at March 31, 2020	37,905,933	$374	$516,133	$(19,158)	$(376,835)	$120,514	$43,934	$164,448

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,915	$22,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,628	40,991
Amortization of above/below market leases	(37)	(34)
Amortization of deferred financing costs and hedge amortization	987	1,029
Share-based compensation	4,393	3,482
Bad debt expense (recovery)	(53)	700
Changes in operating assets and liabilities:
Accounts receivable	(1,200)	(3,952)
Deferred rent receivable	(2,960)	(496)
Initial direct costs	(3,297)	(6,189)
Other assets	(3,584)	(2,408)
Accounts payable and accrued expenses	2,312	(2,579)
Unearned revenue, prepaid rent and other liabilities	3,907	726
Operating leases	426	296
Net cash provided by operating activities	70,437	54,554
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(2,135)	(1,329)
Real estate improvements	(29,397)	(85,840)
Net cash used in investing activities	(31,532)	(87,169)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	41	73
Proceeds from revolving credit facility	72,000	107,500
Payments on revolving credit facility	(51,500)	(14,500)
Payments of loan fees and costs	(53)	(191)
Dividends and distributions	(61,145)	(60,008)
Net cash (used in) provided by financing activities	(40,657)	32,874
Net change in cash and cash equivalents	(1,752)	259
Cash and cash equivalents, beginning of period	5,543	3,048
Cash and cash equivalents, end of period	$3,791	$3,307
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$10,885	$14,670
Cash paid for operating lease liabilities	$6,848	$6,626
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$12,732	$46,739
Accrual of dividends and distributions	$62,861	$61,637
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$—	$7,646

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of March 31, 2021, the Company owned an 87.8% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others owned a 12.2% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests – Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the expected results for the year ending December 31, 2021, or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued guidance codified in ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments either retrospectively as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020, or prospectively from any date in an interim period that includes or is subsequent to January 7, 2021 up to the date that financial statements are available to be issued. We are currently evaluating the optional expedients and exceptions provided by ASU 2020-04 to determine the impact on our condensed consolidated financial statements.

We determined that all other recently issued accounting pronouncements will either not have a material impact on our condensed consolidated financial statements or do not apply to our operations.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $2.6 million and $3.5 million for the three months ended March 31, 2021, and 2020, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $40.8 million and $36.9 million for the three months ended March 31, 2021, and 2020, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three months ended March 31, 2021, or 2020.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of March 31, 2021, and December 31, 2020, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three months ended March 31, 2021, or 2020.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of customer lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $3.3 million for the three months ended March 31, 2021, and 2020. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Internal sales commissions	$16,183	$16,453
Third party commissions	13,781	13,316
Other	331	357
Total	$30,295	$30,126

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three months ended March 31, 2021, and 2020, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment of internal-use software was recognized in the condensed consolidated financial statements for the three months ended March 31, 2021, and 2020.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if the collectability of a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to not be probable. At March 31, 2021, and December 31, 2020, the allowance for doubtful accounts totaled $0.4 million and $0.5 million, respectively, on the condensed consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At March 31, 2021, and December 31, 2020, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.8 million.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of March 31, 2021, and December 31, 2020, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. As of March 31, 2021, the earliest tax year for which we are subject to examination is 2017.

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

Risks and Uncertainties

The full impact of the ongoing COVID-19 pandemic to our business and our customers’ ability to comply with rent obligations remains dependent on future developments, including, among other factors, the duration of the pandemic, along with related government-mandated business shutdowns, travel advisories and restrictions on movement, the effectiveness of efforts to vaccinate in the United States and globally, the recovery time of general employment levels, disrupted supply chains, potentially material staffing shortages, construction and development delays, and uncertainty with respect to accessibility of additional funding sources. As of March 31, 2021, we have not recognized a material loss, impairment, or contingency within our condensed consolidated financial statements as a result of the COVID-19 pandemic.

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at March 31, 2021 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$131,436	$7,439	$144,029
Chicago	11,725	184,073	60,201	255,999
Denver	—	36,619	153	36,772
Los Angeles	22,127	453,425	71,056	546,608
Miami	728	14,709	3	15,440
New York	3,574	213,679	42,367	259,620
Northern Virginia	21,856	409,956	108,427	540,239
San Francisco Bay	44,236	837,765	46,267	928,268
Total	$109,400	$2,281,662	$335,913	$2,726,975

The following is a summary of the properties owned or leased by market at December 31, 2020 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	$5,154	$131,037	$4,221	$140,412
Chicago	7,059	183,282	58,883	249,224
Denver	—	35,527	955	36,482
Los Angeles	22,127	451,999	68,052	542,178
Miami	728	14,679	10	15,417
New York	3,574	213,051	39,228	255,853
Northern Virginia	21,856	408,534	106,318	536,708
San Francisco Bay	44,236	835,427	41,744	921,407
Total	$104,734	$2,273,536	$319,411	$2,697,681

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Deferred rent receivable	$43,075	$40,115
Initial direct costs	30,295	30,126
Internal-use software	12,479	13,403
Prepaid expenses	14,783	11,572
Corporate furniture, fixtures and equipment	4,652	4,813
Deferred financing costs - revolving credit facility	2,212	2,382
Other	519	683
Total	$108,015	$103,094

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from less than 1 year to 14 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was nine years at March 31, 2021, and December 31, 2020. The weighted-average discount rate was 4.9% at each date.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease expense:
Operating lease expense	$7,232	$6,862
Variable lease expense	1,989	1,537
Rent expense	$9,221	$8,399

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease revenue:
Minimum lease revenue	$112,079	$106,441
Variable lease revenue	23,403	20,836
Total lease revenue	$135,482	$127,277

7. Debt

A summary of outstanding indebtedness as of March 31, 2021, and December 31, 2020, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2021	2020
Revolving credit facility(1)	1.36% and 1.39% at March 31, 2021, and December 31, 2020, respectively	November 8, 2023	$169,000	$148,500
2022 Senior unsecured term loan(2)(3)	1.76% and 1.76% at March 31, 2021, and December 31, 2020, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at March 31, 2021 and December 31, 2020	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan(2)(3)	2.86% and 2.86% at March 31, 2021, and December 31, 2020, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at March 31, 2021 and December 31, 2020	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan(2)(3)	2.32% and 2.32% at March 31, 2021, and December 31, 2020, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes(2)	4.52% at March 31, 2021 and December 31, 2020	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at March 31, 2021 and December 31, 2020	May 6, 2027	150,000	150,000
2029 Senior unsecured notes	4.31% at March 31, 2021 and December 31, 2020	April 17, 2029	200,000	200,000
Total principal outstanding		`	1,744,000	1,723,500
Unamortized deferred financing costs			(7,028)	(7,589)
Total debt			$1,736,972	$1,715,911
(1)	Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 125 basis points to 185 basis points, or (ii) a base rate plus 25 basis points to 85 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2021, our Operating Partnership’s leverage ratio was 33.8% and the interest rate was LIBOR plus 125 basis points.
(2)	Our Operating Partnership has in place swap agreements with respect to the term loans noted above, and previously had a forward starting swap agreement in place with respect to the 2026 senior unsecured notes. The interest rates presented represent the effective interest rates as of March 31, 2021, and December 31, 2020, including the impact of the interest rate swaps, which effectively fix the interest rate on a portion of our variable rate debt. See Note 8, Derivatives and Hedging Activities.

(3)	Borrowings under the senior unsecured term loans bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At March 31, 2021, our Operating Partnership’s leverage ratio was 33.8% and the interest rate was LIBOR plus 120 basis points.

Revolving Credit Facility

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of March 31, 2021, the borrowing capacity was $450.0 million. As of March 31, 2021, $169.0 million was borrowed and outstanding, $6.1 million was outstanding under letters of credit, and therefore $274.9 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of March 31, 2021, was 33.8%
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of March 31, 2021, was 0.0%
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of March 31, 2021, was 6.2 to 1.0.

Debt Covenants

All of the Company’s debt instruments contain certain financial covenants and other customary restrictive covenants, including limitations on transactions with affiliates, merger, consolidation, and sales of assets, liens and subsidiary indebtedness. The Company’s financial covenants include maximum consolidated total unsecured indebtedness to unencumbered asset pool availability, minimum consolidated tangible net worth, a maximum ratio of consolidated total indebtedness to gross asset value, a minimum ratio of adjusted consolidated EBITDA (as defined in the debt instruments) to consolidated fixed charges, and a maximum ratio of secured indebtedness to gross asset value. As of March 31, 2021, we were in compliance with all of the financial covenants.

For further information on the Company’s debt instruments, see Note 8, Debt to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 5, 2021.

Debt Maturities

The following table summarizes when our debt currently becomes due as of March 31, 2021 (in thousands):

Year Ending December 31,
2021	$—
2022	200,000
2023	319,000
2024	325,000
2025	350,000
Thereafter	550,000
Total principal outstanding	1,744,000
Unamortized deferred financing costs	(7,028)
Total debt, net	$1,736,972

8. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of March 31, 2021, and December 31, 2020 (in thousands):

Notional Amount							Fair Value (Level 2) (1)
March 31,	December 31,	Type of			Effective	Expiration	March 31,	December 31,
2021	2020	Derivative	Index	Strike Rate	Date	Date	2021	2020
$75,000	$75,000	Interest Rate Swap	1 mo. LIBOR	2.72%	5/5/2018	4/5/2023	$(3,806)	$(4,388)
100,000	100,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025	(3,695)	(5,657)
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025	(2,774)	(4,243)
200,000	200,000	Interest Rate Swap	1 mo. LIBOR	0.56	3/5/2020	4/19/2022	(884)	(1,109)
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	0.61	3/5/2020	10/5/2023	(585)	(930)
175,000	175,000	Interest Rate Swap	1 mo. LIBOR	0.64	3/5/2020	10/1/2024	(637)	(2,773)
$700,000	$700,000						$(12,381)	$(19,100)
(1)	Derivative assets are recorded at fair value in our condensed consolidated balance sheets in other assets and derivative liabilities are recorded at fair value in our condensed consolidated balance sheets in unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

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

Amounts reported in accumulated other comprehensive gain or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning April 1, 2021, we estimate that $7.4 million will be reclassified as an increase to interest expense.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the three months ended March 31, 2021 and 2020:

Declaration Date	Record Date	Payment Date	Common Stock
March 4, 2021	March 31, 2021	April 15, 2021	$1.23
March 5, 2020	March 31, 2020	April 15, 2020	$1.22

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

The following table shows the common ownership interests in our Operating Partnership as of March 31, 2021, and December 31, 2020:

	March 31, 2021		December 31, 2020
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	42,447,627	87.8%	42,276,221	87.7%
Noncontrolling interests	5,915,485	12.2	5,916,785	12.3
Total	48,363,112	100.0%	48,193,006	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the three months ended March 31, 2021, we issued 171,406 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $1.23 per unit during the three months ended March 31, 2021, payable in correlation with declared dividends on shares of our common stock.

The redemption value of the noncontrolling interests at March 31, 2021, was $709.0 million based on the closing price of the Company’s common stock of $119.85 per share on the last trading day prior to that date.

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

As of March 31, 2021, 2,266,544 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

As of March 31, 2021, all stock option awards are fully vested. The following table sets forth stock option activity under the 2010 Plan for the three months ended March 31, 2021:

	Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2020	5,582	$19.76
Granted	—	—
Exercised	(2,694)	15.23
Forfeited	—	—
Expired	—	—
Options outstanding, March 31, 2021	2,888	$23.99

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

The following table sets forth the number of unvested RSAs and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2020	302,795	$105.35
Granted	141,542	108.78
Forfeited	(2,814)	106.15
Vested	(117,803)	101.09
Unvested balance, March 31, 2021	323,720	$108.39

As of March 31, 2021, total unearned compensation on RSAs and RSUs was approximately $33.2 million, and the weighted-average vesting period was 2.9 years.

Performance Stock Awards

We grant long-term incentives to members of management in the form of performance-based restricted stock awards (“PSAs”) under the 2010 Plan. The number of PSAs earned is based on our achievement of relative total shareholder return (“TSR”) measured versus the MSCI US REIT Index over a three-year performance period and ranges between 25% and 175% of the target number of shares for PSAs granted in 2019, 2020, and 2021. The PSAs are granted at the maximum percentage of target and are retired annually to the extent we do not meet the maximum relative TSR performance threshold versus the MSCI US REIT Index. The PSAs are earned upon TSR achievement measured both annually and over the full three-year performance period. The PSAs have a service condition and will be released at the end of the three-year performance period, to the extent earned, provided that the holder continues to be employed or otherwise in service of the Company at the end of the three-year performance period. The PSAs are amortized on a straight-line basis to expense over the vesting period. Holders of the PSAs are entitled to dividends on the PSAs, which are accrued and paid in cash at the end of the three-year performance period.

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2020	49,308	197,533	123,426	$113.96
Granted	11,360	79,507	45,433	113.95
Performance adjustment (1)	56,361	(4,567)	25,898	—
Forfeited	—	—	—	—
Vested	(50,402)	(50,402)	(50,402)	101.03
Unvested balance, March 31, 2021	66,627	222,071	144,355	$117.77
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of March 31, 2021, total unearned compensation on PSAs was approximately $10.0 million, and the weighted-average vesting period was 2.4 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield.

The following table summarizes the assumptions used to value the PSAs granted during the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	2.82	2.82
Expected volatility	31.07%	24.00%
Expected annual dividend(1)	—	—
Risk-free rate	0.18%	0.56%
(1)	The fair value of the PSAs assumes reinvestment of dividends.

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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common shares	$21,868	$17,848
Weighted-average common shares outstanding - basic	42,377,602	37,335,892
Effect of potentially dilutive common shares:
Stock options	3,518	25,298
Unvested awards	211,133	143,159
Weighted-average common shares outstanding - diluted	42,592,253	37,504,349
Net income per share attributable to common shares
Basic	$0.52	$0.48
Diluted	$0.51	$0.48

In the calculations above, we have excluded weighted-average potentially dilutive securities of 107 and 2,054 for the three months ended March 31, 2021, and 2020, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of March 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.7 billion as of March 31, 2021 and December 31, 2020, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, the senior unsecured term loans, and the senior unsecured notes are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements at lease commencement. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate at lease commencement, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At March 31, 2021, we had open commitments related to construction contracts of approximately $40.1 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, including fuel cell commitments, and company-wide improvements that are ancillary to revenue generation. At March 31, 2021, we had open commitments related to these contracts of approximately $69.8 million, of which $6.7 million is scheduled to be met during the remainder of the year ending December 31, 2021.

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

On May 9, 2019, we filed suit against 32 Sixth Avenue Company LLC, the landlord of our NY1 facility (the “Landlord”), and Telx - New York 6th Ave. LLC, the building’s Hub operator (“Telx”), in the Supreme Court of the State of New York, County of New York, asserting claims concerning the pricing for cross-connections in the Hub of the NY1 building.  We assert that Telx’s September 2018 price increase for new fiber cross-connections violates our lease with the Landlord, which we assert guarantees specific pricing for Hub cross-connections for the duration of the lease term. The Landlord has asserted a counterclaim against us for indemnification.

On February 9, 2021, Telx moved for leave to amend its answer to assert counterclaims against us, seeking a declaration that we are not entitled to such guaranteed pricing for cross-connections and claiming that we have been unjustly enriched by continuing to pay that guaranteed pricing after 2013, when Telx assumed operational control of the Hub and began billing us for Hub access. We have opposed Telx’s request for leave and are awaiting the Court’s decision.  Meanwhile, the parties are engaged in discovery.

We intend to vigorously pursue the claims made by us against the Landlord and Telx, and to defend the Landlord’s counterclaim and any counterclaims brought by Telx against us. We have not accrued any amount within our condensed consolidated financial statements for any counterclaims as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by applicable law. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report, including in Item 1A. “Risk Factors” of this Quarterly Report. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the United States Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. We discussed a number of material risks in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. Those risks continue to be relevant to our performance and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We deliver secure, reliable, high-performance data center, cloud access and interconnection solutions to a growing customer ecosystem across eight key North American communication markets. More than 1,375 customers, including many of the world’s leading enterprises, network operators, cloud providers, and supporting service providers, choose us to connect, protect and optimize their performance-sensitive data, applications and computing workloads.

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

Our Portfolio

As of March 31, 2021, our property portfolio included 25 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million net rentable square feet (“NRSF”), of which over 2.7 million NRSF is existing data center space. The approximately 1.5 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows.

The following table provides an overview of our property portfolio as of March 31, 2021:

	Data Center Operating Portfolio(1)
		Stabilized		Pre-Stabilized (2)		Total		Total	Total
	Annualized	Total	Percent	Total	Percent		Percent	Development	Portfolio
Market	Rent ($000)(3)	NRSF	Occupied(4)	NRSF	Occupied(4)	NRSF	Occupied(4)	NRSF (5)	NRSF
San Francisco Bay	$107,079	888,108	86.7%	52,201	76.2%	940,309	86.2%	240,000	1,180,309
Los Angeles(6)	92,128	563,943	91.1	67,614	69.1	631,557	88.7	119,128	750,685
Northern Virginia(7)	58,803	516,036	87.6	51,233	27.7	567,269	82.2	809,742	1,377,011
New York	24,006	168,267	88.5	34,589	19.8	202,856	76.8	81,799	284,655
Chicago	17,180	178,407	87.7	54,798	0.8	233,205	67.3	112,368	345,573
Boston	14,953	122,730	77.2	19,961	9.3	142,691	67.7	110,985	253,676
Denver	5,754	34,924	81.0	—	—	34,924	81.0	—	34,924
Miami	1,775	30,176	81.7	—	—	30,176	81.7	13,154	43,330

Total Data Center Facilities	$321,678	2,502,591	87.5%	280,396	39.2%	2,782,987	82.6%	1,487,176	4,270,163

Office and Light-Industrial(8)	8,427	418,110	79.6	—	—	418,110	79.6	(49,799)	368,311

Total Portfolio	$330,105	2,920,701	86.3%	280,396	39.2%	3,201,097	82.2%	1,437,377	4,638,474
(1)	This table presents NRSF at each market that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 27).
(2)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.
(3)	“Annualized Rent” represents the monthly contractual rent under existing commenced customer leases as of March 31, 2021, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. We use annualized rent as a supplemental performance measure because, when compared quarter over quarter or year over year, it captures profitability of our assets. We offer this measure because we recognize that annualized base rent will be used by investors to compare our profitability with that of other REITs. On a gross basis, our total portfolio annualized rent was approximately $336.8 million as of March 31, 2021, which includes $6.7 million in operating expense reimbursements under modified gross and triple-net leases.

(4)	“Percent Occupied” represents customer leases that have commenced and are occupied as of March 31, 2021. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of March 31, 2021. We use percent occupied as a supplemental performance measure because, when compared year-over-year, it captures trends in market demand for our assets. We offer this measure because we recognize that percent occupied will be used by investors as a basis to compare our operating performance with that of other REITs. The percent occupied for stabilized data center space would have been 89.3%, rather than 87.5%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 84.9%, rather than 82.2%, if all leases signed in current and prior periods had commenced.
(5)	Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development and NRSF in pre-construction, which are projects in the design and permitting stages. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(6)	Due to our decision to exit and vacate our leased data center space at LA4 and two computer rooms at LA1 by the end of 2021, we have excluded these leased spaces from the reported Los Angeles market operating property portfolio.
(7)	Included within our Northern Virginia market is held for development space is 49,799 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2019, excluding space for which development was completed and became available to be leased after December 31, 2019. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. We use Same-Store statistics as a supplemental performance measure because they provide a performance comparison for the computer rooms that have been operating for two years or longer. Same-Store statistics will be used by investors as a basis to compare operating performance of our established computer rooms, excluding the impact of new computer rooms placed into service within the past two years, to that of other REITs. The following table shows the March 31, 2021, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2020, and 2019, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio
		Data Center		Office and Light-Industrial		Total
	Annualized	Total	Percent	Total	Percent		Percent
Market	Rent ($000)	NRSF	Occupied	NRSF	Occupied	NRSF	Occupied
San Francisco Bay	$105,335	888,108	86.7%	233,095	81.2%	1,121,203	85.6%
Los Angeles	87,702	581,182	89.7	11,790	71.6	592,972	89.3
Northern Virginia	60,734	567,269	82.2	122,011	86.3	689,280	82.9
New York	23,700	168,266	88.5	20,944	65.4	189,210	85.9
Chicago	17,239	178,408	87.7	4,946	75.8	183,354	87.4
Boston	15,173	142,691	67.7	19,495	52.1	162,186	65.8
Denver	5,754	34,924	81.0	—	—	34,924	81.0
Miami	1,791	30,176	81.7	1,934	37.2	32,110	79.0

Total Facilities at March 31, 2021(1)	$317,428	2,591,024	85.4%	414,215	80.0%	3,005,239	84.7%

Total Facilities at December 31, 2020	$314,709		84.8%		80.2%		84.1%

Total Facilities at December 31, 2019	$295,753		83.5%		80.9%		83.2%
(1)	The percent occupied for data center space, office and light-industrial space, and total space would have been 87.4%, 85.8% and 87.2%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $317.4 million at March 31, 2021, compared to $314.7 million at December 31, 2020. The increase of $2.7 million is primarily due to the commencement of new and expansion leases at SV8 and LA2.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of March 31, 2021:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
SV9(3)	—	240,000	240,000
One Wilshire campus
LA1	—	10,352	10,352
LA3	54,388	54,388	108,776
Los Angeles Total	54,388	64,740	119,128
Northern Virginia
VA3	—	395,997	395,997
Reston Campus Expansion(3)	—	363,946	363,946
Northern Virginia Total	—	759,943	759,943
New York
NY2	—	81,799	81,799
Boston
BO1	—	110,985	110,985
Chicago
CH2	—	112,368	112,368
Miami
MI1	—	13,154	13,154
Total Facilities(4)	54,388	1,382,989	1,437,377
(1)	Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(2)	Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.
(3)	The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.
(4)	In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the three months ended March 31, 2021 (in thousands):

Three Months Ended
March 31, 2021
Data center expansion	$19,951
Non-recurring investments	551
Tenant improvements	2,770
Recurring capital expenditures - Data Center	4,169
Recurring capital expenditures - Office and light-industrial	2,221
Total capital expenditures	$29,662

During the three months ended March 31, 2021, we incurred approximately $29.7 million of capital expenditures, of which approximately $20.0 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

The following table sets forth capital expenditures spent during the three months ended March 31, 2021, for data center expansion activities including NRSF under construction as of March 31, 2021:

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
CH1(2)	$5,391	—	—
LA3	3,259	—	54,388
NY2	2,579	—	—
VA3	1,525	—	—
BO1	1,480	—	—
VA1	1,234	—	—
SV9	960	—	—
Other	3,523	—	—
Total	$19,951	—	54,388
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.
(2)	Of the $5.4 million of capital expenditures spent at CH1 during the three months ended March 31, 2021, $4.7 million relates to the acquisition of a parking lot adjacent to the data center property.

During the three months ended March 31, 2021, we incurred approximately $0.6 million in non-recurring investments, of which $0.1 million was a result of internal information technology software development and the remaining $0.5 million was a result of other non-recurring investments, such as remodel or upgrade projects.

During the three months ended March 31, 2021, we incurred approximately $2.8 million in tenant improvements, which related to tenant-specific space build-out and power installations at various properties.

During the three months ended March 31, 2021, we incurred approximately $6.4 million of recurring capital expenditures within our portfolio, which includes required equipment upgrades at our various facilities that have a future economic benefit. We incurred approximately $4.2 million of recurring capital related to various data center spaces within our portfolio and another $2.2 million related to an office and light-industrial customer deployment expected to commence in the second quarter of 2021.

Factors that May Influence our Results of Operations

A complete discussion of factors that may influence our results of operations can be found in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 5, 2021, which is accessible on the SEC’s website at www.sec.gov.

The ongoing COVID-19 pandemic has caused severe disruption in the U.S. and global economies, and we, our customers and vendors have been impacted to varying degrees. As of the date of this Quarterly Report, we have not seen a significantly adverse overall impact on the demand for data center space or on our ability to operate our business. See Item 1A. “Risk Factors—General Risks – Pandemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, as a result of, among other things, increased customer defaults, increased customer bankruptcies or insolvencies, delays in the development and lease-up of our properties, and severe disruption in the U.S. and global economies, which may further disrupt financial markets and could materially adversely impact our financial condition, operations, and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 969 and 788 data center leases representing approximately 16.5% and 13.8% of the NRSF in our operating property portfolio which are scheduled to expire during the remainder of 2021 and the year ending December

31, 2022, respectively. These leases represent current annualized rent of $76.4 million, or 23.1% of total annualized rent, and $69.9 million, or 21.1% of total annualized rent, with annualized rental rates of $145 per NRSF and $161 per NRSF at expiration during the remainder of 2021 and the year ending December 31, 2022, respectively.

Results of operations may be affected by the amount of pre-stabilized properties in our portfolio. As we placed new development projects into service, such as LA3, SV8, CH2, and VA3 during 2020, the initial investment returns may be lower compared to stabilized properties due to operating expenses being less dependent on occupancy levels than revenues. We expect property operating expenses to increase as we place new data center NRSF into service and as projects become stabilized, we expect the investment returns to increase. During the three months ended March 31, 2021, we did not place additional pre-stabilized data center space into service.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of March 31, 2021, we had approximately 540,000 NRSF of unoccupied or under construction data center space of which approximately 60,000 NRSF is leased with a future commencement date.

The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 31.9% of our total operating NRSF and 40.5% of our total annualized rent as of March 31, 2021. One of our top ten customers has $6.8 million of annualized rent expiring at the end of the third quarter and early in the fourth quarter of 2021, which will not be renewed. We are actively working to re-lease this space; however, there may be a period of time between the expiration of the current customer lease and a future customer backfill during which we will not earn revenue on this particular data center space.

The following table summarizes our leasing activity during the three months ended March 31, 2021:

			GAAP	Total	GAAP
		Number of	Annualized	Leased	Rental	GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)	Growth(5)
New / expansion leases commenced	March 31, 2021	130	$5,926	28,776	$206

New / expansion leases signed	March 31, 2021	134	$6,975	33,306	$209

Renewal leases signed	March 31, 2021	276	$15,870	91,605	$173	6.1%
(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF. We use GAAP annualized rent and GAAP rental rates as supplemental performance measures because, when compared quarter over quarter or year over year, they provide a performance measure that captures sales volume and pricing trends. We offer these measures because we recognize they will be used by investors to compare our sales volume and pricing trends to those of other REITs.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.

Results of Operations

Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2021, and 2020. A summary of our operating results for the three months ended March 31, 2021, and 2020, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating revenue	$157,642	$147,362	$10,280	7.0%
Operating expense	120,595	113,174	7,421	6.6
Operating income	37,047	34,188	2,859	8.4
Interest expense	12,123	11,183	940	8.4
Net income	24,915	22,988	1,927	8.4

Operating Revenue

Operating revenue during the three months ended March 31, 2021, and 2020, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$132,976	$124,505	$8,471	6.8%
Interconnection revenue	22,160	20,085	2,075	10.3
Total data center revenue	155,136	144,590	10,546	7.3
Office, light-industrial and other revenue	2,506	2,772	(266)	(9.6)
Total operating revenues	$157,642	$147,362	$10,280	7.0%

The increase in operating revenues was primarily due to a $8.5 million, or 6.8%, increase in data center rental, power, and related revenue during the three months ended March 31, 2021, compared to the 2020 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at SV8, LA3, LA2 and VA3, where we have placed into service large contiguous data center NRSF within the last two years, has increased $3.1 million, $2.5 million, $2.1 million and $1.3 million, respectively, compared to the three months ended March 31, 2020. These increases were primarily due to the commencement of large scale customer leases throughout the past twelve months, which generate variable revenue growth as customers deploy their IT equipment and increase their power consumption. This activity was offset primarily by a customer move-out of 39,950 NRSF at SV7, as well as, other customer move-outs across various properties.

In addition, interconnection revenue increased $2.1 million, or 10.3%, during the three months ended March 31, 2021, compared to the 2020 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the three months ended March 31, 2021, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the three months ended March 31, 2021, and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Property operating and maintenance	$42,632	$40,183	$2,449	6.1%
Real estate taxes and insurance	6,735	6,190	545	8.8
Depreciation and amortization	44,628	40,991	3,637	8.9
Sales and marketing	5,862	6,144	(282)	(4.6)
General and administrative	11,517	11,267	250	2.2
Rent	9,221	8,399	822	9.8
Total operating expenses	$120,595	$113,174	$7,421	6.6%

Property operating and maintenance expense increased $2.4 million, or 6.1%, during the three months ended March 31, 2021, compared to the 2020 period, primarily as a result of an increase in power expense due to increased customer power utilization related to the commencement of new and expansion leases, net of customer move-outs, and new operations at SV8, CH2, and LA3, as well as, increased costs related to building out customer requirements for their data center deployments.

Real estate taxes and insurance expense increased $0.5 million, or 8.8%, during the three months ended March 31, 2021 as compared with the 2020 period primarily due to the completion of SV8, CH2 Phase 1, and LA3 Phase 1, resulting in increased real estate tax assessments, ceased capitalization of expenses, and an increase in insurance expense.

Depreciation and amortization expense increased $3.6 million, or 8.9%, during the three months ended March 31, 2021, compared to the 2020 period primarily as a result of an increase in depreciation expense from approximately 157,000 NRSF of new data center expansion projects placed into service during the twelve months ended March 31, 2021, with a cost basis of approximately $196.9 million.

Sales and marketing expense decreased $0.3 million, or 4.6%, during the three months ended March 31, 2021, primarily due to less travel and related expenses due to the COVID-19 pandemic incurred during the period when compared to the three months ended March 31, 2020.

General and administrative expense increased $0.3 million, or 2.2%, compared to the three months ended March 31, 2020, primarily related to an increased headcount, resulting in higher salaries and non-cash compensation, partially offset by savings from reduced travel and events due to the COVID-19 pandemic.

Rent expense increased by $0.8 million, or 9.8%, during the three months ended March 31, 2021, compared to the 2020 period. The increase was primarily due to an increase in common area and maintenance expenses at LA1 and increased straight-line rent expense as a result of our decision to exit the LA4 property at the end of 2021.

Interest Expense

Interest expense for the three months ended March 31, 2021, and 2020, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Interest expense and fees	$13,700	$13,620	$80	0.6%
Amortization of deferred financing costs and hedge amortization	987	1,029	(42)	(4.1)
Capitalized interest	(2,564)	(3,466)	902	26.0
Total interest expense	$12,123	$11,183	$940	8.4%
Percent capitalized	17.5%	23.7%

Total interest expense increased $0.9 million, or 8.4%, during the three months ended March 31, 2021, compared to the 2020 period, primarily as a result of decreased capitalized interest due to placing SV8 Phase 3, CH2 Phase 1, and LA3 Phase 1 into service during the twelve months ended March 31, 2021. In addition, the weighted average principal debt outstanding was $1.8 billion and $1.6 billion during the three months ended March 31, 2021, and 2020, respectively.

This increase was partially offset by a decrease in our daily weighted average interest rate to 3.08% during the three months ended March 31, 2021 from 3.41% during the three months ended March 31, 2020.

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

Operating Activities

Net cash provided by operating activities was $70.4 million for the three months ended March 31, 2021, compared to $54.6 million for the three months ended March 31, 2020. The increase of $15.8 million, or 29.1%, was driven by organic growth of our operating cash flows from completing and placing approximately 157,000 NRSF of new data center space into service and successfully leasing a portion of the new space during the twelve months ended March 31, 2021. The increase was partially offset by the timing of vendor payments and customer receipts.

Investing Activities

Net cash used in investing activities decreased by $55.6 million, or 63.8%, to $31.5 million for the three months ended March 31, 2021, compared to $87.2 million for the three months ended March 31, 2020. This decrease was primarily due to lower construction expenditures after placing SV8 Phase 3, CH2 Phase 1, and LA3 Phase 1 into service during the year ended December 31, 2020.

Financing Activities

Net cash used in financing activities was $40.7 million during the three months ended March 31, 2021, compared to $32.9 million provided by financing activities during the three months ended March 31, 2020.

During the three months ended March 31, 2021, we received cash proceeds, net of payments, of $20.5 million from the revolving credit facility. During the three months ended March 31, 2020, we received cash proceeds, net of payments, of $93.0 million from the revolving credit facility.

We paid $61.1 million in dividends and distributions on our common stock and Operating Partnership units during the three months ended March 31, 2021, compared to $60.0 million during the three months ended March 31, 2020, as a result of an increase in our quarterly dividend to $1.23 per share or unit paid during the three months ended March 31, 2021, from $1.22 per share or unit paid during the three months ended March 31, 2020.

Analysis of Liquidity and Capital Resources

We have an effective shelf registration statement that allows us to offer for sale various unspecified classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic.

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

We expect to meet our short-term liquidity requirements through net cash on hand, cash provided by operations, and the $274.9 million available for us to borrow as of March 31, 2021, under our revolving credit facility

Our anticipated capital investment over the next twelve months includes a portion of the remaining estimated capital required to fund our current expansion projects under construction as of March 31, 2021, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects / Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
Turn-Key Data Center (TKD) expansion
LA3 Phase 2	Los Angeles	Q4 2021	54,388	$2,898	$30,100	—%	6.0

Total development			54,388	$2,898	$30,100	—%	6.0

Our long-term liquidity requirements primarily consist of the costs to fund the Reston Campus Expansion, the ground up construction of new data center buildings, Deferred Expansion Capital, additional phases of our current projects held for development, future development of other space in our portfolio not currently scheduled, property acquisitions, future distributions to common stockholders and holders of our common Operating Partnership units, scheduled debt maturities and other capital expenditures. We expect to meet our long-term liquidity requirements through net cash provided by operations, and by incurring long-term indebtedness, such as drawing on our revolving credit facility, exercising our senior unsecured term loan accordion features or entering into new debt agreements with our bank group or existing and new accredited investors. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions, and/or through the issuance of common Operating Partnership units. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"), which the Alternative Reference Rates Committee (“ARRC”) and the Internal Swaps and Derivatives Association (“ISDA”) have both identified as the preferred alternative rate for USD-LIBOR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. In the event that USD-LIBOR is not available, each of our financial contracts contain fallback provisions to determine the applicable replacement base rate. We anticipate managing the transition to an alternative rate using the language set out in our agreements and through potentially modifying our debt and derivative instruments. However, future market conditions may not allow immediate implementation of our desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact any such event could have on our financial results. As of March 31, 2021, we have $869.0 million of USD-LIBOR based variable-rate debt and $700.0 million of notional derivative contracts.

Indebtedness

A summary of outstanding indebtedness as of March 31, 2021, and December 31, 2020, is as follows (in thousands):

		Maturity	March 31,	December 31,
	Interest Rate	Date	2021	2020
Revolving credit facility	1.36% and 1.39% at March 31, 2021, and December 31, 2020, respectively	November 8, 2023	$169,000	$148,500
2022 Senior unsecured term loan	1.76% and 1.76% at March 31, 2021, and December 31, 2020, respectively	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at March 31, 2021 and December 31, 2020	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan	2.86% and 2.86% at March 31, 2021, and December 31, 2020, respectively	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at March 31, 2021 and December 31, 2020	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan	2.32% and 2.32% at March 31, 2021, and December 31, 2020, respectively	April 1, 2025	350,000	350,000
2026 Senior unsecured notes	4.52% at March 31, 2021 and December 31, 2020	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at March 31, 2021 and December 31, 2020	May 6, 2027	150,000	150,000
2029 Senior unsecured notes	4.31% at March 31, 2021 and December 31, 2020	April 17, 2029	200,000	200,000
Total principal outstanding			1,744,000	1,723,500
Unamortized deferred financing costs			(7,028)	(7,589)
Total debt			$1,736,972	$1,715,911

As of March 31, 2021, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of March 31, 2021, and December 31, 2020, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Note 7, Debt to the consolidated financial statements.

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

We use FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

	Three Months Ended March 31,
	2021	2020
Net income	$24,915	$22,988
Real estate depreciation and amortization	42,889	39,415
FFO attributable to common shares and units	$67,804	$62,403
Total weighted average shares and OP units outstanding - diluted	48,533	48,300
FFO per common share and OP unit - diluted	$1.40	$1.29

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

We have made distributions every quarter since the completion of our initial public offering in 2010. During the three months ended March 31, 2021, we declared quarterly dividends totaling $1.23 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon, among other things, restriction in agreements governing out indebtedness, our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

The following table summarizes the taxability of our common stock dividends per share for the years ended December 31, 2020, and 2019:

	Year Ended December 31,
Record Date	2020	2019
Common Stock:
Ordinary income	$3.14	$3.07
Qualified dividend	—	—
Capital gains	—	—
Return of capital	1.74	1.57
Total dividend	$4.88	$4.64

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

As of March 31, 2021, we had $869.0 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of March 31, 2021, we have six interest rate swap agreements in place to fix the interest rate on $700.0 million of our one-month LIBOR variable rate debt. Our variable interest rate risk not covered by an interest rate swap agreement is $169.0 million of variable rate debt outstanding as of March 31, 2021. See additional discussion in Note 8, Derivatives and Hedging Activities to the consolidated financial statements.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $169.0 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.7 million per year.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding litigation, see Part I—Item 1. Financial Statements, Note 14 — Commitments and Contingencies.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 5, 2021, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of CoreSite Realty Corporation.(1)

3.2	Amended and Restated Bylaws of CoreSite Realty Corporation.(2)

4.1	Specimen certificate representing the Common Stock of CoreSite Realty Corporation.(3)

10.1†	2021 Executive Short-Term Incentive Plan.*

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF 104	XBRL Taxonomy Extension Definition Linkbase Document. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to our Registration Statement (Amendment No. 7) on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017.
(3)	Incorporated by reference to our Post-Effective Amendment to our Registration Statement on Form S-11 (Registration No. 333-166810) filed on September 22, 2010.

† Filed herewith.

+ Furnished herewith.

* Represents management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORESITE REALTY CORPORATION

Date: April 30, 2021	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)