Form 10-Q
period 2021-06-30
CoreSite Realty Corp
filed 2021-07-30
CIK 1490892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock outstanding at July 28, 2021, was 44,205,048.

CORESITE REALTY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Land	$109,400	$104,734
Buildings and improvements	2,289,445	2,273,536
	2,398,845	2,378,270
Less: Accumulated depreciation and amortization	(946,668)	(867,975)
Net investment in operating properties	1,452,177	1,510,295
Construction in progress	365,430	319,411
Net investments in real estate	1,817,607	1,829,706
Operating lease right-of-use assets, net	164,282	173,928
Cash and cash equivalents	2,866	5,543
Accounts and other receivables, net of allowance for doubtful accounts of $331 and $511 as of June 30, 2021, and December 31, 2020, respectively	24,804	20,849
Lease intangibles, net of accumulated amortization of $4,808 and $3,913 as of June 30, 2021, and December 31, 2020, respectively	1,612	2,507
Goodwill	40,646	40,646
Other assets, net	105,406	103,094
Total assets	$2,157,223	$2,176,273

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs of $6,495 and $7,589 as of June 30, 2021, and December 31, 2020, respectively	$1,751,005	$1,715,911
Operating lease liabilities	180,709	189,404
Accounts payable and accrued expenses	84,599	79,140
Accrued dividends and distributions	65,154	63,878
Acquired below-market lease contracts, net of accumulated amortization of $1,783 and $1,684 as of June 30, 2021, and December 31, 2020, respectively	2,214	2,313
Unearned revenue, prepaid rent and other liabilities	51,907	53,149
Total liabilities	2,135,588	2,103,795
Stockholders' equity:
Common Stock, par value $0.01, 100,000,000 shares authorized and 44,205,520 and 42,768,153 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	436	422
Additional paid-in capital	566,370	555,595
Accumulated other comprehensive loss	(13,828)	(20,526)
Distributions in excess of net income	(533,451)	(471,910)
Total stockholders' equity	19,527	63,581
Noncontrolling interests	2,108	8,897
Total equity	21,635	72,478
Total liabilities and equity	$2,157,223	$2,176,273

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Data center revenue:
Rental, power, and related revenue	$136,793	$127,108	$269,769	$251,613
Interconnection revenue	22,606	20,897	44,766	40,982
Office, light-industrial and other revenue	2,725	2,538	5,231	5,310
Total operating revenues	162,124	150,543	319,766	297,905
Operating expenses:
Property operating and maintenance	45,964	41,037	88,596	81,220
Real estate taxes and insurance	7,006	5,599	13,741	11,789
Depreciation and amortization	45,367	41,779	89,995	82,770
Sales and marketing	5,804	5,837	11,666	11,981
General and administrative	11,781	11,603	23,298	22,870
Rent	8,839	8,995	18,060	17,394
Total operating expenses	124,761	114,850	245,356	228,024
Operating income	37,363	35,693	74,410	69,881
Other income	3,098	—	3,098	—
Interest expense	(11,982)	(10,586)	(24,105)	(21,769)
Income before income taxes	28,479	25,107	53,403	48,112
Income tax expense	(4)	(19)	(13)	(36)
Net income	$28,475	$25,088	$53,390	$48,076
Net income attributable to noncontrolling interests	3,226	4,417	6,273	9,557
Net income attributable to common shares	$25,249	$20,671	$47,117	$38,519
Net income per share attributable to common shares:
Basic	$0.59	$0.52	$1.11	$1.00
Diluted	$0.59	$0.52	$1.10	$0.99
Weighted average common shares outstanding
Basic	42,785,761	39,873,260	42,582,809	38,604,576
Diluted	42,938,775	39,993,011	42,780,856	38,759,072

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$28,475	$25,088	$53,390	$48,076
Other comprehensive (loss) income:
Unrealized gain (loss) on derivative contracts	(768)	(4,369)	4,286	(21,397)
Reclassification of other comprehensive loss to interest expense	1,925	1,198	3,793	1,312
Comprehensive income	29,632	21,917	61,469	27,991
Comprehensive income attributable to noncontrolling interests	3,339	3,334	7,233	4,692
Comprehensive income attributable to CoreSite Realty Corporation	$26,293	$18,583	$54,236	$23,299

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands except share data)

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2021	42,768,153	$422	$555,595	$(20,526)	$(471,910)	$63,581	$8,897	$72,478
Redemption and reallocation of noncontrolling interests	1,300	1	(447)	(12)	—	(458)	458	—
Issuance of stock awards, net of forfeitures	212,419	—	—	—	—	—	—	—
Exercise of stock options	2,694	—	41	—	—	41	—	41
Share-based compensation	—	1	4,588	—	—	4,589	—	4,589
Dividends and distributions	—	—	—	—	(52,852)	(52,852)	(7,276)	(60,128)
Net income	—	—	—	—	21,868	21,868	3,047	24,915
Other comprehensive income	—	—	—	6,075	—	6,075	847	6,922
Balance at March 31, 2021	42,984,566	$424	$559,777	$(14,463)	$(502,894)	$42,844	$5,973	$48,817
Redemption and reallocation of noncontrolling interests	1,200,000	12	1,612	(409)	—	1,215	(1,215)	—
Issuance of stock awards, net of forfeitures	18,066	—	—	—	—	—	—	—
Exercise of stock options	2,888	—	69	—	—	69	—	69
Share-based compensation	—	—	4,912	—	—	4,912	—	4,912
Dividends and distributions	—	—	—	—	(55,806)	(55,806)	(5,989)	(61,795)
Net income	—	—	—	—	25,249	25,249	3,226	28,475
Other comprehensive income	—	—	—	1,044	—	1,044	113	1,157
Balance at June 30, 2021	44,205,520	$436	$566,370	$(13,828)	$(533,451)	$19,527	$2,108	$21,635

				Accumulated
			Additional	Other	Distributions	Total
	Common Shares		Paid-in	Comprehensive	in Excess of	Stockholders'	Noncontrolling	Total
	Number	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance at January 1, 2020	37,701,042	$373	$512,324	$(6,026)	$(348,509)	$158,162	$55,726	$213,888
Redemption of noncontrolling interests	2,140	—	11	—	—	11	(11)	—
Issuance of stock awards, net of forfeitures	199,541	—	—	—	—	—	—	—
Exercise of stock options	3,210	—	73	—	—	73	—	73
Share-based compensation	—	1	3,725	—	—	3,726	—	3,726
Dividends and distributions	—	—	—	—	(46,174)	(46,174)	(13,139)	(59,313)
Net income	—	—	—	—	17,848	17,848	5,140	22,988
Other comprehensive loss	—	—	—	(13,132)	—	(13,132)	(3,782)	(16,914)
Balance at March 31, 2020	37,905,933	$374	$516,133	$(19,158)	$(376,835)	$120,514	$43,934	$164,448
Redemption of noncontrolling interests	4,620,000	46	25,105	(2,594)	—	22,557	(22,557)	—
Issuance of stock awards, net of forfeitures	(1,185)	—	—	—	—	—	—	—
Exercise of stock options	8,672	—	99	—	—	99	—	99
Share-based compensation	—	—	4,477	—	—	4,477	—	4,477
Dividends and distributions	—	—	—	—	(51,857)	(51,857)	(7,502)	(59,359)
Net income	—	—	—	—	20,671	20,671	4,417	25,088
Other comprehensive loss	—	—	—	(2,088)	—	(2,088)	(1,083)	(3,171)
Balance at June 30, 2020	42,533,420	$420	$545,814	$(23,840)	$(408,021)	$114,373	$17,209	$131,582

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,390	$48,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,995	82,770
Amortization of above/below market leases	(75)	(68)
Amortization of deferred financing costs and hedge amortization	1,947	2,072
Share-based compensation	9,073	7,654
Bad debt expense (recovery)	(95)	993
Changes in operating assets and liabilities:
Accounts receivable	(3,860)	(2,045)
Deferred rent receivable	(3,770)	(760)
Initial direct costs	(6,868)	(9,349)
Other assets	(1,483)	1,153
Accounts payable and accrued expenses	(387)	5,643
Unearned revenue, prepaid rent and other liabilities	6,425	766
Operating leases	965	599
Net cash provided by operating activities	145,257	137,504
CASH FLOWS FROM INVESTING ACTIVITIES
Tenant improvements	(4,427)	(3,351)
Real estate improvements	(56,917)	(151,331)
Net cash used in investing activities	(61,344)	(154,682)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	110	172
Proceeds from revolving credit facility	136,000	166,000
Payments on revolving credit facility	(102,000)	(129,500)
Proceeds from unsecured debt	—	100,000
Payments of loan fees and costs	(53)	(1,078)
Dividends and distributions	(120,647)	(118,778)
Net cash (used in) provided by financing activities	(86,590)	16,816
Net change in cash and cash equivalents	(2,677)	(362)
Cash and cash equivalents, beginning of period	5,543	3,048
Cash and cash equivalents, end of period	$2,866	$2,686
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized amounts	$22,531	$23,586
Cash paid for operating lease liabilities	$13,556	$13,318
NON-CASH INVESTING AND FINANCING ACTIVITY
Construction costs payable capitalized to real estate	$20,452	$53,125
Accrual of dividends and distributions	$65,154	$62,227
NON-CASH OPERATING ACTIVITY
Lease liabilities arising from obtaining right-of-use assets	$498	$7,935

See accompanying notes to condensed consolidated financial statements.

CORESITE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

1. Organization and Description of Business

CoreSite Realty Corporation (the “Company,” “we,” “us,” or “our”) was organized in the State of Maryland on February 17, 2010, and is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in CoreSite, L.P. (our “Operating Partnership”), we are engaged in the business of owning, acquiring, constructing and operating data centers. As of June 30, 2021, the Company owned a 90.3% common interest in our Operating Partnership, and affiliates of The Carlyle Group and others owned a 9.7% interest in our Operating Partnership. See additional discussion in Note 10, Noncontrolling Interests – Operating Partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the expected results for the year ending December 31, 2021, or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Investments in Real Estate

Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. During land development and construction periods, we capitalize construction costs, legal fees, financing costs, real estate taxes and insurance, rent expense and internal costs of personnel performing development, if such costs are incremental and identifiable to a specific development project. Capitalization of costs begins upon commencement of development efforts and ceases when the project is ready for its intended use and held available for occupancy. Interest is capitalized during the period of development based upon applying the weighted-average borrowing rate to the actual development costs expended. Capitalized interest costs were $2.7 million and $3.3 million for the three months ended June 30, 2021, and 2020, respectively. Capitalized interest costs were $5.3 million and $6.7 million for the six months ended June 30, 2021, and 2020, respectively.

Depreciation and amortization are calculated using the straight-line method over the following useful lives of the assets:

Buildings	27 to 40 years
Building improvements	1 to 10 years
Leasehold improvements	The shorter of the lease term or useful life of the asset

Depreciation expense was $40.9 million and $37.7 million for the three months ended June 30, 2021, and 2020, respectively. Depreciation expense was $81.7 million and $74.6 million for the six months ended June 30, 2021, and 2020, respectively.

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

The carrying value of intangible assets is reviewed for impairment in connection with its respective asset group whenever events or changes in circumstances indicate that the asset group may not be recoverable. An impairment loss is recognized if the carrying amount of the asset group is not recoverable and its carrying amount exceeds its estimated fair value. No impairment loss related to these intangible assets was recognized for the three or six months ended June 30, 2021, or 2020.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of June 30, 2021, and December 31, 2020, we had $40.6 million of goodwill at each date. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss was recognized for the three or six months ended June 30, 2021, or 2020.

Cash and Cash Equivalents

Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.

Initial Direct Costs

Initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of customer lease agreements. Initial direct costs are incremental costs that would not have been incurred if the lease agreement had not been executed. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of initial direct costs was $3.3 million and $3.6 million for the three months ended June 30, 2021, and 2020, respectively. Amortization of initial direct costs was $6.6 million and $6.9 million for the six months ended June 30, 2021, and 2020, respectively. Initial direct costs are included within other assets in the condensed consolidated balance sheets and consisted of the following, net of amortization, as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Internal sales commissions	$16,570	$16,453
Third party commissions	13,801	13,316
Other	305	357
Total	$30,676	$30,126

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

Recoverability of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows

(undiscounted and without interest charges) are less than the carrying amount of the assets. The estimation of expected future net cash flows is inherently uncertain and relies, to a considerable extent, on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to net income. For the three and six months ended June 30, 2021, and 2020, no impairment of long-lived assets was recognized in the condensed consolidated financial statements.

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

Internal-Use Software

We recognize internal-use software development costs based on the development stage of the project and nature of the cost. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use software during the application development stage are capitalized. Internal and external training costs and maintenance costs during the post-implementation-operation stage are expensed as incurred. Completed projects are placed into service and amortized over the estimated useful life of the software. No impairment of internal-use software was recognized in the condensed consolidated financial statements for the three or six months ended June 30, 2021, and 2020.

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

Allowance for Doubtful Accounts

A provision for uncollectible accounts is recorded if the collectability of a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant reimbursements or other billed amounts is considered by management to not be probable. At June 30, 2021, and December 31, 2020, the allowance for doubtful accounts totaled $0.3 million and $0.5 million, respectively, on the condensed consolidated balance sheets.

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

Asset Retirement and Environmental Remediation Obligations

We record accruals for estimated asset retirement and environmental remediation obligations. The obligations relate primarily to the removal of asbestos during development of properties as well as the estimated equipment removal costs upon termination of a certain lease where we are the lessee. At June 30, 2021, and December 31, 2020, the amount included in unearned revenue, prepaid rent and other liabilities on the condensed consolidated balance sheets was approximately $1.9 million and $1.8 million, respectively.

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

Deferred income taxes are recognized in certain taxable entities. Deferred income tax generally is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that previously had been recognized as deferred income tax assets and the reversal of any previously recorded deferred income tax liabilities. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may more likely than not be realized. Any increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. As of June 30, 2021, and December 31, 2020, the gross deferred income taxes were not material.

We currently have no liabilities for uncertain income tax positions. As of June 30, 2021, the earliest tax year for which we are subject to examination is 2018.

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

Risks and Uncertainties

The full impact of the ongoing COVID-19 pandemic to our business and our customers’ ability to comply with rent obligations remains dependent on future developments, including, among other factors, the duration of the pandemic, along with related government-mandated business shutdowns, travel advisories and restrictions on movement, the effectiveness of efforts to vaccinate in the United States and globally, the recovery time of general employment levels, disrupted supply chains, potentially material staffing shortages, construction and development delays, and uncertainty with respect to accessibility of additional funding sources. As of June 30, 2021, we have not recognized a material loss, impairment, or contingency within our condensed consolidated financial statements as a result of the COVID-19 pandemic.

3. Investment in Real Estate

The following is a summary of the properties owned or leased by market at June 30, 2021 (in thousands):

		Buildings and	Construction in
Market	Land	Improvements	Progress	Total Cost
Boston	$5,154	$131,672	$10,238	$147,064
Chicago	11,725	184,868	61,134	257,727
Denver	—	36,732	289	37,021
Los Angeles	22,127	454,995	88,623	565,745
Miami	728	14,732	5	15,465
New York	3,574	215,702	42,898	262,174
Northern Virginia	21,856	411,096	110,204	543,156
San Francisco Bay	44,236	839,648	52,039	935,923
Total	$109,400	$2,289,445	$365,430	$2,764,275

The following is a summary of the properties owned or leased by market at December 31, 2020 (in thousands):

Market	Land	Buildings and Improvements	Construction in Progress	Total Cost
Boston	$5,154	$131,037	$4,221	$140,412
Chicago	7,059	183,282	58,883	249,224
Denver	—	35,527	955	36,482
Los Angeles	22,127	451,999	68,052	542,178
Miami	728	14,679	10	15,417
New York	3,574	213,051	39,228	255,853
Northern Virginia	21,856	408,534	106,318	536,708
San Francisco Bay	44,236	835,427	41,744	921,407
Total	$104,734	$2,273,536	$319,411	$2,697,681

4. Other Assets

Other assets consisted of the following, net of amortization and depreciation, if applicable for each line item, as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Deferred rent receivable	$43,885	$40,115
Initial direct costs	30,676	30,126
Internal-use software	11,504	13,403
Prepaid expenses	12,275	11,572
Corporate furniture, fixtures and equipment	4,615	4,813
Deferred financing costs - revolving credit facility	1,988	2,382
Other	463	683
Total	$105,406	$103,094

5. Leases

As the lessee, we currently lease real estate space under noncancelable operating lease agreements for our turn-key data centers at NY1, LA1, LA4, DC1, DC2, DE1, and DE2, and our corporate headquarters located in Denver, Colorado. Our leases have remaining lease terms ranging from less than 1 year to 14 years, some of the leases include options to extend the leases for up to an additional 20 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for our operating leases was 8 years and 9 years at June 30, 2021, and December 31, 2020, respectively. The weighted-average discount rate was 4.9% at each date.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease expense:
Operating lease expense	$7,234	$6,944	$14,466	$13,806
Variable lease expense	1,605	2,051	3,594	3,588
Rent expense	$8,839	$8,995	$18,060	$17,394

6. Lease Revenue

The components of data center, office, light-industrial, and other lease revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease revenue:
Minimum lease revenue	$114,346	$107,328	$226,425	$213,769
Variable lease revenue	25,172	22,318	48,575	43,154
Total lease revenue	$139,518	$129,646	$275,000	$256,923

7. Debt

A summary of outstanding indebtedness as of June 30, 2021, and December 31, 2020, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2021	2020
Revolving credit facility(1)	1.35% and 1.39% at June 30, 2021, and December 31, 2020, respectively	November 8, 2023	$182,500	$148,500
2022 Senior unsecured term loan(2)(3)	1.76% at June 30, 2021 and December 31, 2020	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at June 30, 2021 and December 31, 2020	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan(2)(3)	2.86% at June 30, 2021 and December 31, 2020	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2021 and December 31, 2020	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan(2)(3)	2.32% at June 30, 2021 and December 31, 2020	April 1, 2025	350,000	350,000
2026 Senior unsecured notes(2)	4.52% at June 30, 2021 and December 31, 2020	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at June 30, 2021 and December 31, 2020	May 6, 2027	150,000	150,000
2029 Senior unsecured notes	4.31% at June 30, 2021 and December 31, 2020	April 17, 2029	200,000	200,000
Total principal outstanding		`	1,757,500	1,723,500
Unamortized deferred financing costs			(6,495)	(7,589)
Total debt			$1,751,005	$1,715,911
(1)	Borrowings under the revolving credit facility bear interest at a variable rate per annum equal to either (i) LIBOR plus 125 basis points to 185 basis points, or (ii) a base rate plus 25 basis points to 85 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2021, our Operating Partnership’s leverage ratio was 33.0% and the interest rate was LIBOR plus 125 basis points.
(2)	Our Operating Partnership has in place swap agreements with respect to the term loans noted above, and previously had a forward starting swap agreement in place with respect to the 2026 senior unsecured notes. The interest rates presented represent the effective interest rates as of June 30, 2021, and December 31, 2020, including the impact of the interest rate swaps, which effectively fix the interest rate on a portion of our variable rate debt. See Note 8, Derivatives and Hedging Activities.

(3)	Borrowings under the senior unsecured term loans bear interest at a variable rate per annum equal to either (i) LIBOR plus 120 basis points to 180 basis points, or (ii) a base rate plus 20 basis points to 80 basis points, each depending on our Operating Partnership’s leverage ratio. At June 30, 2021, our Operating Partnership’s leverage ratio was 33.0% and the interest rate was LIBOR plus 120 basis points.

Revolving Credit Facility

The total amount available for borrowing under the revolving credit facility, is equal to the lesser of $450.0 million or the availability calculated based on our unencumbered asset pool. As of June 30, 2021, the borrowing capacity was $450.0 million. As of June 30, 2021, $182.5 million was borrowed and outstanding, $6.1 million was outstanding under letters of credit, and therefore $261.4 million remained available for us to borrow under the revolving credit facility.

Our ability to borrow under the Amended and Restated Credit Agreement is subject to ongoing compliance with a number of financial covenants and other customary restrictive covenants, including, among others:

●	a maximum leverage ratio (defined as total consolidated indebtedness to total gross asset value) of 60%, which, as of June 30, 2021, was 33.0%
●	a maximum secured debt ratio (defined as total consolidated secured debt to total gross asset value) of 40%, which, as of June 30, 2021, was 0.0%
●	a minimum fixed charge coverage ratio (defined as adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.5 to 1.0, which, as of June 30, 2021, was 6.4 to 1.0.

Debt Covenants

All of the Company’s debt instruments contain certain financial covenants and other customary restrictive covenants, including limitations on transactions with affiliates, merger, consolidation, and sales of assets, liens and subsidiary indebtedness. The Company’s financial covenants include maximum consolidated total unsecured indebtedness to unencumbered asset pool availability, minimum consolidated tangible net worth, a maximum ratio of consolidated total indebtedness to gross asset value, a minimum ratio of adjusted consolidated EBITDA (as defined in the debt instruments) to consolidated fixed charges, and a maximum ratio of secured indebtedness to gross asset value. As of June 30, 2021, we were in compliance with all of the financial covenants.

For further information on the Company’s debt instruments, see Note 8, Debt to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 5, 2021.

Debt Maturities

The following table summarizes when our debt currently becomes due as of June 30, 2021 (in thousands):

Year Ending December 31,
2021	$—
2022	200,000
2023	332,500
2024	325,000
2025	350,000
Thereafter	550,000
Total principal outstanding	1,757,500
Unamortized deferred financing costs	(6,495)
Total debt, net	$1,751,005

8. Derivatives and Hedging Activities

The following table summarizes our derivative positions as of June 30, 2021, and December 31, 2020 (in thousands):

Notional Amount							Fair Value (Level 2) (1)
June 30,	December 31,	Type of			Effective	Expiration	June 30,	December 31,
2021	2020	Derivative	Index	Strike Rate	Date	Date	2021	2020
$75,000	$75,000	Interest Rate Swap	1 mo. LIBOR	2.72%	5/5/2018	4/5/2023	$(3,328)	$(4,388)
100,000	100,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025	(3,594)	(5,657)
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	1.59	11/8/2019	4/1/2025	(2,696)	(4,243)
200,000	200,000	Interest Rate Swap	1 mo. LIBOR	0.56	3/5/2020	4/19/2022	(701)	(1,109)
75,000	75,000	Interest Rate Swap	1 mo. LIBOR	0.61	3/5/2020	10/5/2023	(497)	(930)
175,000	175,000	Interest Rate Swap	1 mo. LIBOR	0.64	3/5/2020	10/1/2024	(611)	(2,773)
$700,000	$700,000						$(11,427)	$(19,100)
(1)	Derivative assets are recorded at fair value in our condensed consolidated balance sheets in other assets and derivative liabilities are recorded at fair value in our condensed consolidated balance sheets in unearned revenue, prepaid rent and other liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

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

Amounts reported in accumulated other comprehensive gain or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the subsequent twelve months, beginning July 1, 2021, we estimate that $7.3 million will be reclassified as an increase to interest expense.

9. Stockholders’ Equity

We announced the following dividends per share on our common stock during the six months ended June 30, 2021:

Declaration Date	Record Date	Payment Date	Common Stock
March 4, 2021	March 31, 2021	April 15, 2021	$1.23
May 19, 2021	June 30, 2021	July 15, 2021	1.27
Total			$2.50

We announced the following dividends per share on our common stock during the six months ended June 30, 2020:

Declaration Date	Record Date	Payment Date	Common Stock
March 5, 2020	March 31, 2020	April 15, 2020	$1.22
May 20, 2020	June 30, 2020	July 15, 2020	1.22
Total			$2.44

.

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

The following table shows the common ownership interests in our Operating Partnership as of June 30, 2021, and December 31, 2020:

	June 30, 2021		December 31, 2020
	Number of Units	Percentage of Total	Number of Units	Percentage of Total
CoreSite Realty Corporation	43,671,195	90.3%	42,276,221	87.7%
Noncontrolling interests	4,715,485	9.7	5,916,785	12.3
Total	48,386,680	100.0%	48,193,006	100.0%

For each share of common stock issued by us, our Operating Partnership issues to us an equivalent common Operating Partnership unit. During the six months ended June 30, 2021, we issued 193,674 shares of common stock related to employee compensation arrangements and therefore an equivalent number of common Operating Partnership units were issued to us by our Operating Partnership.

Holders of common Operating Partnership units received aggregate distributions of $2.46 per unit during the six months ended June 30, 2021, payable in correlation with declared dividends on shares of our common stock.

During the six months ended June 30, 2021, 1,201,300 common Operating Partnership units held by The Carlyle Group and other third parties were redeemed on a one-for-one basis for shares of our common stock in connection with the sale by The Carlyle Group and other third parties of shares of our common stock. The redemptions were recorded as a $1.6 million reduction to noncontrolling interests in our Operating Partnership and an increase to total stockholder’s equity in the condensed consolidated balance sheets.

The redemption value of the noncontrolling interests at June 30, 2021, was $634.7 million based on the closing price of the Company’s common stock of $134.60 per share on the last trading day prior to that date.

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

As of June 30, 2021, 2,257,879 shares of our common stock were available for issuance pursuant to the 2010 Plan.

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

As of June 30, 2021, all stock option awards are fully vested. The following table sets forth stock option activity under the 2010 Plan for the six months ended June 30, 2021:

Number of
	Shares	Weighted-
	Subject to	Average
	Option	Exercise Price
Options outstanding, December 31, 2020	5,582	$19.76
Granted	—	—
Exercised	(5,582)	19.76
Forfeited	—	—
Expired	—	—
Options outstanding, June 30, 2021	—	$—

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

The following table sets forth the number of unvested RSAs and RSUs and the weighted-average fair value of these awards at the date of grant:

	Restricted	Weighted-
	Stock	Average Fair
	Awards and	Value at Grant
	Units	Date
Unvested balance, December 31, 2020	302,795	$105.35
Granted	151,527	108.95
Forfeited	(4,134)	109.45
Vested	(129,108)	102.07
Unvested balance, June 30, 2021	321,080	$108.34

As of June 30, 2021, total unearned compensation on RSAs and RSUs was approximately $30.5 million, and the weighted-average vesting period was 2.6 years.

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

The following table sets forth the number of unvested PSAs and the weighted-average fair value of these awards at the date of grant:

				Weighted-
				Average Fair
	Performance-Based Restricted Stock Awards			Value at Grant
	Minimum	Maximum	Target	Date
Unvested balance, December 31, 2020	49,308	197,533	123,426	$113.96
Granted	11,360	79,507	45,433	113.95
Performance adjustment (1)	56,361	(4,567)	25,898	—
Forfeited	—	—	—	—
Vested	(50,402)	(50,402)	(50,402)	101.03
Unvested balance, June 30, 2021	66,627	222,071	144,355	$117.77
(1)	Includes the annual adjustment for the number of PSAs earned based on our achievement of relative TSR measured versus the MSCI US REIT Index for the applicable performance periods.

As of June 30, 2021, total unearned compensation on PSAs was approximately $8.7 million, and the weighted-average vesting period was 2.1 years. The fair value of each PSA award is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield.

The following table summarizes the assumptions used to value the PSAs granted during the six months ended June 30, 2021, and 2020:

	Six Months Ended June 30,
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

The following is a summary of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common shares	$25,249	$20,671	$47,117	$38,519
Weighted-average common shares outstanding - basic	42,785,761	39,873,260	42,582,809	38,604,576
Effect of potentially dilutive common shares:
Stock options	1,769	20,065	2,641	22,708
Unvested awards	151,245	99,686	195,406	131,788
Weighted-average common shares outstanding - diluted	42,938,775	39,993,011	42,780,856	38,759,072
Net income per share attributable to common shares
Basic	$0.59	$0.52	$1.11	$1.00
Diluted	$0.59	$0.52	$1.10	$0.99

In the calculations above, we have excluded weighted-average potentially dilutive securities of 163 and 566 for the three months ended June 30, 2021, and 2020, respectively, and 486 and 2,074 for the six months ended June 30, 2021, and 2020, respectively, as their effect would have been antidilutive.

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

The valuation of our derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, which reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our Operating Partnership and its counterparties. As of June 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustment is not significant to the overall valuation of our derivative portfolio. As a result, we classify our derivative valuation in Level 2 of the fair value hierarchy.

The total principal balance of our revolving credit facility, senior unsecured term loans, and senior unsecured notes was $1.8 billion and $1.7 billion as of June 30, 2021 and December 31, 2020, respectively, which approximates the fair value based on Level 3 inputs from the fair value hierarchy. Under the discounted cash flow method, the fair values of the revolving credit facility, the senior unsecured term loans, and the senior unsecured notes are based on our assumptions of market interest rates and terms available incorporating our credit risk for similar loan maturities.

Our lease liabilities are determined based on the estimated present value of our minimum lease payments under our lease agreements at lease commencement. The discount rate used to determine the lease liabilities is based on our estimated incremental borrowing rate at lease commencement, based on Level 3 inputs from the fair value hierarchy.

14. Commitments and Contingencies

Our properties require periodic investments of capital for general capital improvements and for tenant-related capital expenditures. We enter into various construction and equipment contracts with third parties for the development of our properties. At June 30, 2021, we had open commitments related to construction contracts of approximately $37.4 million.

Additionally, we have commitments related to telecommunications capacity used to connect data centers located within the same market or geographical area, power usage, including fuel cell commitments, and company-wide improvements that are ancillary to revenue generation. At June 30, 2021, we had open commitments related to these contracts of approximately $66.8 million, of which $3.9 million is scheduled to be met during the remainder of the year ending December 31, 2021.

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

In particular, statements pertaining to our capital resources, portfolio performance, business strategies and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the amount of supply of or demand for data center space in these markets; (ii) fluctuations in interest rates and increased operating costs; (iii) difficulties in identifying properties to acquire and completing acquisitions; (iv) the significant competition in our industry, including indirect competition from cloud service providers, and an inability to lease vacant space, renew existing leases or release space as leases expire; (v) lack of sufficient customer demand to realize expected returns on our investments to expand our property portfolio; (vi) decreased revenue from costs and disruptions associated with any failure of our physical infrastructure or services; (vii) our ability to develop and lease available space to existing or new customers; (viii) our failure to obtain necessary outside financing; (ix) our ability to service existing debt; (x) our failure to qualify or maintain our status as a real estate investment trust (“REIT”); (xi) financial market fluctuations; (xii) changes in real estate and zoning laws and increases in real estate taxes; (xiii) the effects on our business operations, demand for our services and general economic conditions resulting from the “COVID-19” pandemic in our markets, as well as orders, directives and legislative action by local, state and federal governments in response to the COVID-19 pandemic; (xiv) delays or disruptions in third-party network connectivity; (xv) service failures or price increases by third party power suppliers; (xvi) inability to renew net leases on the data center properties we lease; and (xvii) other factors affecting the real estate or technology industries generally.

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

Our Portfolio

As of June 30, 2021, our property portfolio included 25 operating data center facilities, office and light-industrial space and multiple potential development projects that collectively comprise over 4.6 million net rentable square feet (“NRSF”), of which over 2.7 million NRSF is existing data center space. The approximately 1.5 million NRSF of development projects includes space available for development and construction of new data center facilities. We expect that this development potential plus any incremental investment into existing or new markets will enable us to accommodate existing and future customer demand and position us to continue to increase our operating cash flows.

The following table provides an overview of our property portfolio as of June 30, 2021:

	Data Center Operating Portfolio(1)
		Stabilized		Pre-Stabilized (2)		Total		Total	Total
	Annualized	Total	Percent	Total	Percent		Percent	Development	Portfolio
Market	Rent ($000)(3)	NRSF	Occupied(4)	NRSF	Occupied(4)	NRSF	Occupied(4)	NRSF (5)	NRSF
San Francisco Bay	$108,309	940,309	86.3%	—	—%	940,309	86.3%	240,000	1,180,309
Los Angeles(6)	95,437	581,181	92.5	50,376	78.2	631,557	91.4	119,128	750,685
Northern Virginia(7)	62,018	567,269	84.9	—	—	567,269	84.9	809,742	1,377,011
New York	24,266	168,267	88.3	34,589	28.6	202,856	78.2	81,799	284,655
Chicago	16,723	178,407	84.3	54,798	1.4	233,205	64.8	112,368	345,573
Boston	15,121	122,730	85.3	19,961	9.3	142,691	74.6	110,985	253,676
Denver	5,977	34,924	83.7	—	—	34,924	83.7	—	34,924
Miami	1,799	30,176	82.8	—	—	30,176	82.8	13,154	43,330

Total Data Center Facilities	$329,650	2,623,263	87.3%	159,724	32.5%	2,782,987	84.1%	1,487,176	4,270,163

Office and Light-Industrial(8)	9,391	418,110	84.5	—	—	418,110	84.5	(49,799)	368,311

Total Portfolio	$339,041	3,041,373	86.9%	159,724	32.5%	3,201,097	84.2%	1,437,377	4,638,474
(1)	This table presents NRSF at each market that is currently occupied or readily available for lease as data center space and pre-stabilized data center space. Both occupied and available data center NRSF includes a factor based on management’s estimate to account for a customer’s proportionate share of the required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas, which may be updated on a periodic basis to reflect the most current build-out of our properties. Operating data center NRSF may require investment of Deferred Expansion Capital (see definition on page 27).
(2)	Pre-stabilized NRSF represents projects or facilities that recently have been developed and are in the initial lease-up phase. Pre-stabilized projects or facilities become stabilized operating properties at the earlier of achievement of 85% occupancy or 24 months after development completion.
(3)	“Annualized Rent” represents the monthly contractual rent under existing commenced customer leases as of June 30, 2021, multiplied by 12. This amount reflects total annualized base rent before any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating expense reimbursement. We use annualized rent as a supplemental performance measure because, when compared quarter over quarter or year over year, it captures profitability of our assets. We offer this measure because we recognize that annualized base rent will be used by investors to compare our profitability with that of other REITs. On a gross basis, our total portfolio annualized rent was approximately $346.1 million as of June 30, 2021, which includes $7.1 million in operating expense reimbursements under modified gross and triple-net leases.

(4)	“Percent Occupied” represents customer leases that have commenced and are occupied as of June 30, 2021. The percent occupied is determined based on occupied square feet as a proportion of total operating NRSF as of June 30, 2021. We use percent occupied as a supplemental performance measure because, when compared year-over-year, it captures trends in market demand for our assets. We offer this measure because we recognize that percent occupied will be used by investors as a basis to compare our operating performance with that of other REITs. The percent occupied for stabilized data center space would have been 88.0%, rather than 87.3%, if all leases signed in the current and prior periods had commenced. The percent occupied for our total portfolio, including stabilized data center space, pre-stabilized space and office and light-industrial space, would have been 85.1%, rather than 84.2%, if all leases signed in current and prior periods had commenced.
(5)	Represents incremental data center capacity currently vacant in existing facilities in our portfolio that requires significant capital investment in order to develop into data center facilities. Includes NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development and NRSF in pre-construction, which are projects in the design and permitting stages. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(6)	Due to our decision to exit and vacate our leased data center space at LA4 and two computer rooms at LA1 by the end of 2021, we have excluded these leased spaces from the reported Los Angeles market operating property portfolio.
(7)	Included within our Northern Virginia market is held for development space is 49,799 NRSF that is currently operating as office and light-industrial space.
(8)	Represents space that is currently occupied or readily available for lease as space other than data center space, which typically is offered for office or light-industrial uses.

“Same-Store” statistics are based on space within each data center facility that was leased or available to be leased as of December 31, 2019, excluding space for which development was completed and became available to be leased after December 31, 2019. We track Same-Store space leased or available to be leased at the computer room level within each data center facility. We use Same-Store statistics as a supplemental performance measure because they provide a performance comparison for the computer rooms that have been operating for two years or longer. We offer this measure because we recognize that Same-Store statistics will be used by investors as a basis to compare operating performance of our established computer rooms, excluding the impact of new computer rooms placed into service within the past two years, to that of other REITs. The following table shows the June 30, 2021, Same-Store operating statistics. For comparison purposes, the operating activity totals as of December 31, 2020, and 2019, for this space are provided at the bottom of this table.

	Same-Store Property Portfolio
		Data Center		Office and Light-Industrial		Total
	Annualized	Total	Percent	Total	Percent		Percent
Market	Rent ($000)	NRSF	Occupied	NRSF	Occupied	NRSF	Occupied
San Francisco Bay	$106,050	888,108	85.9%	233,095	91.2%	1,121,203	87.0%
Los Angeles	90,133	581,182	92.5	11,790	71.6	592,972	92.1
Northern Virginia	64,087	567,269	84.9	122,011	86.3	689,280	85.2
New York	23,421	168,266	88.3	20,944	63.2	189,210	85.6
Chicago	16,610	178,408	84.3	4,946	37.2	183,354	83.0
Boston	15,342	142,691	74.6	19,495	52.1	162,186	71.9
Denver	5,977	34,924	83.7	—	—	34,924	83.7
Miami	1,814	30,176	82.8	1,934	37.2	32,110	80.0

Total Facilities at June 30, 2021(1)	$323,434	2,591,024	86.5%	414,215	85.0%	3,005,239	86.3%

Total Facilities at December 31, 2020	$314,709		84.8%		80.2%		84.1%

Total Facilities at December 31, 2019	$295,753		83.5%		80.9%		83.2%
(1)	The percent occupied for data center space, office and light-industrial space, and total space would have been 87.3%, 85.2% and 87.0%, respectively, if all leases signed in the current and prior periods had commenced.

Same-Store annualized rent increased to $323.4 million at June 30, 2021, compared to $314.7 million at December 31, 2020. The increase of $8.7 million is primarily due to the commencement of new and expansion leases at SV8 and LA2.

Development space is unoccupied space or land that requires significant capital investment in order to develop data center facilities that are ready for use. The following table summarizes the NRSF under construction and NRSF held for development throughout our portfolio, each as of June 30, 2021:

	Development Opportunities (in NRSF)
	Under	Held for
Facilities	Construction(1)	Development(2)	Total
San Francisco Bay
SV9(3)	—	240,000	240,000
One Wilshire campus
LA1	—	10,352	10,352
LA3	54,388	54,388	108,776
Los Angeles Total	54,388	64,740	119,128
Northern Virginia
VA3	—	395,997	395,997
Reston Campus Expansion(3)	—	413,745	413,745
Northern Virginia Total	—	809,742	809,742
New York
NY2	34,587	47,212	81,799
Boston
BO1	—	110,985	110,985
Chicago
CH2	—	112,368	112,368
Miami
MI1	—	13,154	13,154
Total Facilities(4)	88,975	1,398,201	1,487,176
(1)	Represents NRSF for which substantial construction activities are ongoing to prepare the property for its intended use following development. The NRSF reflects management’s estimate of engineering drawings and required support space and is subject to change based on final demising of space.
(2)	Represents estimated incremental data center capacity currently vacant in existing facilities or on vacant land in our portfolio that requires significant capital investment in order to develop into data center facilities.
(3)	The NRSF for these facilities reflect management’s estimates based on our current construction plans and expectations regarding entitlements. These estimates are subject to change based on current economic conditions, final zoning approvals, and the supply and demand dynamics of the market.
(4)	In addition to our development opportunities disclosed within this table, we have land adjacent to our NY2 facility, in the form of an existing parking lot. By utilizing this land, we believe that we could develop 100,000 NRSF on our available acreage in Secaucus, New Jersey, upon receipt of necessary entitlements.

Capital Expenditures

The following table sets forth information regarding capital expenditures during the six months ended June 30, 2021 (in thousands):

Six Months Ended
June 30, 2021
Data center expansion	$48,658
Non-recurring investments	1,295
Tenant improvements	4,733
Recurring capital expenditures - Data Center	8,413
Recurring capital expenditures - Office and Light-industrial	3,517
Total capital expenditures	$66,616

During the six months ended June 30, 2021, we incurred approximately $66.6 million of capital expenditures, of which approximately $48.7 million related to data center expansion activities, including new data center construction, the development of capacity within existing data centers and other revenue generating investments. As we construct data center capacity, we work to optimize both the amount of capital we deploy on power and cooling infrastructure and the timing of that capital deployment. As such, we generally construct our power and cooling infrastructure supporting our data center NRSF based on our estimate of customer utilization. This practice can result in our investment at a later time in “Deferred Expansion Capital”. We define Deferred Expansion Capital as our estimate of the incremental capital we may invest in the future to add power or cooling infrastructure to support existing or anticipated future customer utilization of NRSF within our operating data centers.

The following table sets forth capital expenditures spent during the six months ended June 30, 2021 for data center expansion activities, including NRSF under construction as of June 30, 2021. There was no NRSF placed into service during the six months ended June 30, 2021

		NRSF
	Data Center	Placed into	Under
Property	Expansion	Service	Construction(1)
LA3	$20,879	—	54,388
CH1(2)	5,687	—	—
NY2	4,004	—	34,587
SV9	3,240	—	—
VA3	3,161	—	—
BO1	2,397	—	—
VA1	2,097	—	—
Other	7,193	—	—
Total	$48,658	—	88,975
(1)	Represents NRSF under construction for which substantial activities are ongoing to prepare the property for its intended use following development.
(2)	Of the $5.7 million of capital expenditures spent at CH1 during the six months ended June 30, 2021, $4.7 million relates to the acquisition of a parking lot adjacent to the data center property.

During the six months ended June 30, 2021, we incurred approximately $1.3 million in non-recurring investments, of which $0.1 million was a result of internal information technology software development and the remaining $1.2 million was a result of other non-recurring investments, such as remodel or upgrade projects.

During the six months ended June 30, 2021, we incurred approximately $4.7 million in tenant improvements, which related to tenant-specific space build-out and power installations at various properties.

During the six months ended June 30, 2021, we incurred approximately $11.9 million of recurring capital expenditures within our portfolio, which includes required equipment upgrades at our various facilities that have a future economic benefit. We incurred approximately $8.4 million of recurring capital related to various data center spaces within our portfolio and another $3.5 million related to an office and light-industrial customer lease that commenced in the second quarter of 2021.

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

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We have 615 and 1,049 data center leases representing approximately 11.9% and 15.9% of the NRSF in our operating property portfolio which are scheduled to expire during the remainder of 2021 and the year ending December 31, 2022, respectively. These leases represent current annualized rent of $54.9 million, or 16.2% of total annualized rent, and $80.9 million, or 23.8% of total annualized rent, with annualized rental rates of $144 per NRSF and $162 per NRSF at expiration during the remainder of 2021 and the year ending December 31, 2022, respectively.

Results of operations may be affected by the amount of pre-stabilized properties in our portfolio. As we placed new development projects into service, such as LA3, SV8, CH2, and VA3 during 2020, the initial investment returns may be lower compared to stabilized properties due to operating expenses being less dependent on occupancy levels than revenues. We expect property operating expenses to increase as we place new data center NRSF into service and as projects become stabilized, we expect the investment returns to increase. During the six months ended June 30, 2021, we did not place additional pre-stabilized data center space into service.

The amount of revenue generated by the properties in our portfolio depends on several factors, including our ability to lease available unoccupied and under construction space at attractive rental rates. As of June 30, 2021, we had approximately 530,000 NRSF of unoccupied or under construction data center space of which approximately 29,000 NRSF is leased with a future commencement date.

The loss of multiple significant customers could have a material adverse effect on our results of operations because our top ten customers in the aggregate account for 32.0% of our total operating NRSF and 40.5% of our total annualized rent as of June 30, 2021. One of our top ten customers has $6.8 million of annualized rent expiring at the end of the third quarter and early in the fourth quarter of 2021, which will not be renewed. We are actively working to re-lease this space; however, there may be a period of time between the expiration of the current customer lease and a future customer backfill during which we will not earn revenue on this particular data center space.

The following table summarizes our leasing activity during the six months ended June 30, 2021:

			GAAP	Total	GAAP
		Number of	Annualized	Leased	Rental	GAAP Rent
	Three Months Ended	Leases(1)	Rent ($000)(2)	NRSF(3)	Rates(4)	Growth(5)
New / expansion leases commenced	March 31, 2021	130	$5,926	28,776	$206
	June 30, 2021	133	8,395	59,174	142
	Total	263	$14,321	87,950	$163

New / expansion leases signed	March 31, 2021	134	$6,975	33,306	$209
	June 30, 2021	112	7,798	33,135	235
	Total	246	$14,773	66,441	$222

Renewal leases signed	March 31, 2021	276	$15,870	91,605	$173	6.1%
	June 30, 2021	330	20,397	136,564	149	7.1
	Total	606	$36,267	228,169	$159	6.7%
(1)	Number of leases represents each agreement with a customer; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)	GAAP annualized rent represents the monthly average contractual rent as stated on customer contracts, multiplied by 12. This amount is inclusive of any one-time or non-recurring rent abatements and excludes power revenue, interconnection revenue and operating reimbursement.
(3)	Total leased NRSF is determined based on contractually leased square feet, including required data center support space (such as the mechanical, telecommunications and utility rooms) and building common areas.
(4)	GAAP rental rates represent GAAP annualized rent divided by leased NRSF. We use GAAP annualized rent and GAAP rental rates as supplemental performance measures because, when compared quarter over quarter or year over year, they provide a performance measure that captures sales volume and pricing trends. We offer these measures because we recognize they will be used by investors to compare our sales volume and pricing trends to those of other REITs.
(5)	GAAP rent growth represents the increase in rental rates on renewed leases commencing during the period, as compared with the previous period’s rental rates for the same space.

Results of Operations

Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020

The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2021, and 2020. A summary of our operating results for the three months ended June 30, 2021, and 2020, is as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Operating revenue	$162,124	$150,543	$11,581	7.7%
Operating expense	124,761	114,850	9,911	8.6
Operating income	37,363	35,693	1,670	4.7
Other income	3,098	—	3,098	100.0
Interest expense	11,982	10,586	1,396	13.2
Net income	28,475	25,088	3,387	13.5

Operating Revenue

Operating revenue during the three months ended June 30, 2021, and 2020, was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$136,793	$127,108	$9,685	7.6%
Interconnection revenue	22,606	20,897	1,709	8.2
Total data center revenue	159,399	148,005	11,394	7.7
Office, light-industrial and other revenue	2,725	2,538	187	7.4
Total operating revenues	$162,124	$150,543	$11,581	7.7%

The increase in operating revenues was primarily due to a $9.7 million, or 7.6%, increase in data center rental, power, and related revenue during the three months ended June 30, 2021, compared to the 2020 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at SV8, LA3, LA2, NY2, and VA3, where we have placed into service large contiguous data center NRSF within the last two years, has increased $4.4 million, $2.9 million, $2.4 million, $1.7 million, and $1.3 million, respectively, compared to the three months ended June 30, 2020. These increases were primarily due to the commencement of large scale and hyperscale customer leases throughout the past twelve months, which generate variable revenue growth as customers deploy their IT equipment and increase their power consumption. This activity was offset partially by a customer move-out of 39,950 NRSF at SV7 during the fourth quarter of 2020, as well as, other customer move-outs across various properties.

In addition, interconnection revenue increased $1.7 million, or 8.2%, during the three months ended June 30, 2021, compared to the 2020 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the three months ended June 30, 2021, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the three months ended June 30, 2021, and 2020, were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Property operating and maintenance	$45,964	$41,037	$4,927	12.0%
Real estate taxes and insurance	7,006	5,599	1,407	25.1
Depreciation and amortization	45,367	41,779	3,588	8.6
Sales and marketing	5,804	5,837	(33)	(0.6)
General and administrative	11,781	11,603	178	1.5
Rent	8,839	8,995	(156)	(1.7)
Total operating expenses	$124,761	$114,850	$9,911	8.6%

Property operating and maintenance expense increased $4.9 million, or 12.0%, during the three months ended June 30, 2021, compared to the 2020 period, primarily as a result of an increase in utilities expense due to increased customer electricity utilization related to the commencement of new and expansion leases, net of customer move-outs, and new operations at SV8, CH2 and LA3.

Real estate taxes and insurance expense increased $1.4 million, or 25.1%, during the three months ended June 30, 2021 as compared with the 2020 period primarily due to the completion of SV8 Phase 3, CH2 Phase 1, and LA3 Phase 1, during the year ended December 31, 2020, resulting in increased real estate tax assessments and ceased capitalization of expenses. In addition, we received $0.7 million of real property tax refunds during the three months ended June 30, 2020, which reduced tax expense for the 2020 period.

Depreciation and amortization expense increased $3.6 million, or 8.6%, during the three months ended June 30, 2021, compared to the 2020 period primarily as a result of an increase in depreciation expense from approximately 50,000 NRSF of new data center expansion projects placed into service during the twelve months ended June 30, 2021 with a cost basis of approximately $72.5 million.

General and administrative expense increased $0.2 million, or 1.5%, compared to the three months ended June 30, 2020, primarily related to an increased headcount, resulting in higher salaries and non-cash compensation, partially offset by reduced legal expenses related to OP unit redemptions during 2020.

Rent expense decreased by $0.2 million, or 1.7%, during the three months ended June 30, 2021, compared to the 2020 period primarily due to final expense reconciliations received from our landlords related to common area and maintenance expenses at our leased data center properties. These decreases were offset by increased straight-line rent expense as a result of our decision to exit the LA4 property at the end of 2021.

Other Income

Other income was $3.1 million during the three months ended June 30, 2021 as the result of a one-time benefit recorded due to the release of a tax liability that is no longer expected to be incurred. There was no other income during the 2020 period.

Interest Expense

Interest expense for the three months ended June 30, 2021, and 2020, was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Interest expense and fees	$13,761	$12,810	$951	7.4%
Amortization of deferred financing costs and hedge amortization	960	1,043	(83)	(8.0)
Capitalized interest	(2,739)	(3,267)	528	16.2
Total interest expense	$11,982	$10,586	$1,396	13.2%
Percent capitalized	18.6%	23.6%

Total interest expense increased $1.4 million, or 13.2%, during the three months ended June 30, 2021, compared to the 2020 period, primarily as a result of decreased capitalized interest due to placing LA3 Phase 1 into service during the twelve months ended June 30, 2021. In addition, the weighted average principal debt outstanding was $1.8 billion and $1.6 billion during the three months ended June 30, 2021, and 2020, respectively. This increase was partially offset by a decrease in our daily weighted average interest rate to 3.05% during the three months ended June 30, 2021 from 3.13% during the three months ended June 30, 2020.

Six Months Ended June 30, 2021, Compared to the Six Months Ended June 30, 2020

The discussion below relates to our financial condition and results of operations for the six months ended June 30, 2021, and 2020. A summary of our operating results for the six months ended June 30, 2021, and 2020 is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Operating revenue	$319,766	$297,905	$21,861	7.3%
Operating expense	245,356	228,024	17,332	7.6
Operating income	74,410	69,881	4,529	6.5
Other income	3,098	—	3,098	100.0
Interest expense	24,105	21,769	2,336	10.7
Net income	53,390	48,076	5,314	11.1

Operating Revenue

Operating revenue during the six months ended June 30, 2021, and 2020, was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Data center revenue:
Rental, power, and related revenue	$269,769	$251,613	$18,156	7.2%
Interconnection revenue	44,766	40,982	3,784	9.2
Total data center revenue	314,535	292,595	21,940	7.5
Office, light-industrial and other revenue	5,231	5,310	(79)	(1.5)
Total operating revenues	$319,766	$297,905	$21,861	7.3%

The increase in operating revenues was primarily due to a $18.2 million, or 7.2%, increase in data center rental, power, and related revenue during the six months ended June 30, 2021, compared to the 2020 period. Data center rental, power, and related revenue increased due to the organic growth of our customer revenue base through favorable renewals, new customer leases and lease expansions into new and existing space, and increased power consumption by our customers within their deployments. Most notably, data center rental, power, and related revenue at SV8, LA3, LA2, NY2, and VA3, where we have placed into service large contiguous data center NRSF within the last two years, has increased $6.5 million, $4.7 million, $3.8 million, $2.3 million, and $2.3 million, respectively, compared to the six months ended June 30, 2020. These increases were primarily due to the commencement of large scale and hyperscale customer leases throughout the past twelve months, which generate variable revenue growth as customers deploy their IT equipment and increase their power consumption. This activity was offset partially by a customer move-out of 39,950 NRSF at SV7 during the fourth quarter of 2020, as well as, other customer move-outs across various properties.

In addition, interconnection revenue increased $3.8 million, or 9.2%, during the six months ended June 30, 2021, compared to the 2020 period. The increase is primarily a result of a net increase in the volume of cross connects from new and existing customers during the six months ended June 30, 2021, and revenue increases resulting from customers migrating to our higher priced fiber and logical cross connect products.

Operating Expenses

Operating expenses during the six months ended June 30, 2021, and 2020, were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Property operating and maintenance	$88,596	$81,220	$7,376	9.1%
Real estate taxes and insurance	13,741	11,789	1,952	16.6
Depreciation and amortization	89,995	82,770	7,225	8.7
Sales and marketing	11,666	11,981	(315)	(2.6)
General and administrative	23,298	22,870	428	1.9
Rent	18,060	17,394	666	3.8
Total operating expenses	$245,356	$228,024	$17,332	7.6%

Property operating and maintenance expense increased $7.4 million, or 9.1%, during the six months ended June 30, 2021, compared to the 2020 period, primarily as a result of an increase in utilities expense due to increased customer electricity utilization related to the commencement of new and expansion leases, net of customer move-outs, and new operations at SV8, CH2, and LA3, as well as, increased costs related to building out customer requirements for their data center deployments.

Real estate taxes and insurance expense increased $2.0 million, or 16.6%, during the six months ended June 30, 2021, as compared with the 2020 period, primarily due to the completion of SV8 Phase 3, CH2 Phase 1, and LA3 Phase 1, during the year ended December 31, 2020, resulting in increased real estate tax assessments, ceased capitalization of expenses, and an increase in insurance expense. In addition, we received $0.7 million of real property tax refunds during the three months ended June 30, 2020, which reduced tax expense for the 2020 period.

Depreciation and amortization expense increased $7.2 million, or 8.7%, during the six months ended June 30, 2021, compared to the 2020 period, primarily as a result of an increase in depreciation expense from the completion of the LA3 Phase 1 development project, comprising approximately 50,000 NRSF that was placed into service during the fourth quarter of 2020 with a cost basis of approximately $72.5 million.

General and administrative expense increased $0.4 million, or 1.9%, compared to the six months ended June 30, 2020, primarily related to increased headcount, resulting in higher salaries and non-cash compensation, partially offset by savings from reduced legal expenses related to OP unit redemptions during 2020, reduced travel, and events due to the COVID-19 pandemic.

Rent expense increased by $0.7 million, or 3.8%, during the six months ended June 30, 2021, compared to the 2020 period, primarily due to an increase in common area and maintenance expenses at LA1 and increased straight-line rent expense as a result of our decision to exit the LA4 property at the end of 2021.

Other Income

Other income was $3.1 million during the six months ended June 30, 2021 as the result of a one-time benefit recorded due to the release of a tax liability that is no longer expected to be incurred. There was no other income during the 2020 period.

Interest Expense

Interest expense for the six months ended June 30, 2021, and 2020, was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Interest expense and fees	$27,461	$26,430	$1,031	3.9%
Amortization of deferred financing costs and hedge amortization	1,947	2,072	(125)	(6.0)
Capitalized interest	(5,303)	(6,733)	1,430	(21.2)
Total interest expense	$24,105	$21,769	$2,336	10.7%
Percent capitalized	18.0%	23.6%

Total interest expense increased $2.3 million, or 10.7%, during the six months ended June 30, 2021, compared to the 2020 period, primarily as a result of decreased capitalized interest due to placing LA3 Phase 1 into service during the twelve months ended June 30, 2021. In addition, the weighted average principal debt outstanding was $1.8 billion and $1.6 billion during the six months ended June 30, 2021, and 2020, respectively. This increase was partially offset by a decrease in our daily weighted average interest rate to 3.06% during the six months ended June 30, 2021 from 3.27% during the six months ended June 30, 2020.

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2021, Compared to the Six Months Ended June 30, 2020

Operating Activities

Net cash provided by operating activities was $145.3 million for the six months ended June 30, 2021, compared to $137.5 million for the six months ended June 30, 2020. The increase of $7.8 million, or 5.6%, was driven by organic growth of our operating cash flows as a result of leasing activity within spaces recently placed into service, including SV8 Phase 3 and LA3 Phase 1, and at our LA2 and VA3 data centers. The increase was partially offset by the timing of vendor payments and customer receipts.

Investing Activities

Net cash used in investing activities decreased by $93.3 million, or 60.3%, to $61.3 million for the six months ended June 30, 2021, compared to $154.7 million for the six months ended June 30, 2020. This decrease was primarily due to lower construction expenditures after placing SV8 Phase 3, CH2 Phase 1, and LA3 Phase 1 into service during the year ended December 31, 2020.

Financing Activities

Net cash used in financing activities was $86.6 million during the six months ended June 30, 2021, compared to $16.8 million provided by financing activities during the six months ended June 30, 2020.

During the six months ended June 30, 2021, we received cash proceeds, net of payments, of $34.0 million from borrowings under the revolving credit facility. During the six months ended June 30, 2020, we received cash proceeds, net of payments, of $36.5 million from borrowings under the revolving credit facility.

During the six months ended June 30, 2020, we received $100 million of cash proceeds from the issuance of the 2027 senior unsecured notes.

We paid $120.6 million in dividends and distributions on our common stock and Operating Partnership units during the six months ended June 30, 2021, compared to $118.8 million during the six months ended June 30, 2020, as a result of an increase in our quarterly dividend to $2.46 per share or unit paid during the six months ended June 30, 2021, from $2.44 per share or unit paid during the six months ended June 30, 2020.

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

We expect to meet our short-term liquidity requirements through net cash on hand, cash provided by operations, and the $261.4 million available for us to borrow under our revolving credit facility as of June 30, 2021.

Our anticipated capital investment over the next twelve months includes a portion of the remaining estimated capital expenditures required to fund our current expansion projects under construction as of June 30, 2021, shown in the table below:

				Costs (in thousands)
	Metropolitan	Estimated		Incurred to-	Estimated	Percent	Power
Projects / Facilities	Market	Completion	NRSF	Date	Total	Leased	(MW)
Turn-Key Data Center (TKD) expansion
LA3 Phase 2	Los Angeles	Q4 2021	54,388	$10,369	$30,100	4.4%	6.0
NY2 Phase 4A	New York	Q1 2022	34,587	3,118	19,400	—	4.0

Total development			88,975	$13,487	$49,500	4.4%	10.0

We expect to meet our short-term liquidity requirements, including our anticipated development activity over the next twelve months, primarily through borrowing on our revolving credit facility, as well as net cash on hand and cash provided by operations. In addition, we anticipate addressing our 2022 Term Loan maturities during the second half of 2021. Timing, pricing, and the type of debt is dependent on market conditions. We provide no assurances that we can access the debt capital markets on acceptable terms or at all.

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

While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. In the event that USD-LIBOR is not available, each of our financial instrument contracts contain fallback provisions to determine the applicable replacement base rate. We anticipate managing the transition to an alternative rate using the language set out in our agreements and through potentially modifying our debt and derivative instruments. However, future market conditions may not allow immediate implementation of our desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact any such event could have on our financial results. As of June 30, 2021, we have $882.5 million of USD-LIBOR based variable-rate debt and $700.0 million of notional derivative contracts.

Indebtedness

A summary of outstanding indebtedness as of June 30, 2021, and December 31, 2020, is as follows (in thousands):

		Maturity	June 30,	December 31,
	Interest Rate	Date	2021	2020
Revolving credit facility	1.35% and 1.39% at June 30, 2021, and December 31, 2020, respectively	November 8, 2023	$182,500	$148,500
2022 Senior unsecured term loan	1.76% at June 30, 2021 and December 31, 2020	April 19, 2022	200,000	200,000
2023 Senior unsecured notes	4.19% at June 30, 2021 and December 31, 2020	June 15, 2023	150,000	150,000
2024 Senior unsecured term loan	2.86% at June 30, 2021 and December 31, 2020	April 19, 2024	150,000	150,000
2024 Senior unsecured notes	3.91% at June 30, 2021 and December 31, 2020	April 20, 2024	175,000	175,000
2025 Senior unsecured term loan	2.32% at June 30, 2021 and December 31, 2020	April 1, 2025	350,000	350,000
2026 Senior unsecured notes	4.52% at June 30, 2021 and December 31, 2020	April 17, 2026	200,000	200,000
2027 Senior unsecured notes	3.75% at June 30, 2021 and December 31, 2020	May 6, 2027	150,000	150,000
2029 Senior unsecured notes	4.31% at June 30, 2021 and December 31, 2020	April 17, 2029	200,000	200,000
Total principal outstanding			1,757,500	1,723,500
Unamortized deferred financing costs			(6,495)	(7,589)
Total debt			$1,751,005	$1,715,911

As of June 30, 2021, we were in compliance with the financial covenants under our revolving credit facility, senior unsecured term loans and senior unsecured notes. For additional information with respect to our outstanding indebtedness as of June 30, 2021, and December 31, 2020, as well as the available borrowing capacity under our existing revolving credit facility, debt covenant requirements, and future debt maturities, refer to Note 7, Debt to the consolidated financial statements.

Funds From Operations

We consider funds from operations (“FFO”), a non-generally accepted accounting principles (“GAAP”) measure, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defined FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. In Q2 2021, we report FFO, as adjusted, which excludes from FFO a one-time, non-cash benefit of $3.1 million as a result of the release of a tax liability during the quarter that is no longer expected to be incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$28,475	$25,088	$53,390	$48,076
Real estate depreciation and amortization	43,636	40,162	86,525	79,577
FFO attributable to common shares and units	$72,111	$65,250	$139,915	$127,653
Other income adjustment(1)	(3,098)	—	(3,098)	—
FFO attributable to common shares and units, as adjusted(1)	$69,013	$65,250	$136,817	$127,653
Total weighted average shares and OP units outstanding - diluted	48,603	48,370	48,582	48,345
FFO per common share and OP unit - diluted	$1.48	$1.35	$2.88	$2.64
FFO per common share and OP unit - diluted, as adjusted(1)	$1.42	$1.35	$2.82	$2.64

(1)	FFO available to shares and units, as adjusted, excludes a one-time benefit of $3.1 million, or $0.06 per share and unit, as a result of the release of a tax liability during the quarter that is no longer expected to be incurred.

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

We have made distributions every quarter since the completion of our initial public offering in 2010. During the six months ended June 30, 2021, we declared two quarterly dividends totaling $2.50 per share of common stock and Operating Partnership unit. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common stock distributions is dependent upon, among other things, restriction in agreements governing out indebtedness, our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

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

As of June 30, 2021, we had $882.5 million of consolidated principal debt outstanding that bore variable interest based on one-month LIBOR. As of June 30, 2021, we have six interest rate swap agreements in place to fix the interest rate on $700.0 million of our one-month LIBOR variable rate debt. Our variable interest rate risk not covered by an interest rate swap agreement is $182.5 million of variable rate debt outstanding as of June 30, 2021. See additional discussion in Item 1, Note 8, Derivatives and Hedging Activities to the consolidated financial statements. Furthermore, refer to Item 2, Analysis of Liquidity and Capital Resources for discussion of the transition from USD-LIBOR.

We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market interest rate risk sensitive instruments assuming a hypothetical 100 basis points change in interest rates on our $182.5 million of unhedged variable rate debt. If interest rates were to increase or decrease by 100 basis points, the corresponding increase or decrease, as applicable, in interest expense on our unhedged variable rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $1.8 million per year.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORESITE REALTY CORPORATION

Date: July 30, 2021	By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Mark R. Jones
Mark R. Jones
Chief Accounting Officer
(Principal Accounting Officer)